Form 10QSB
period 1998-09-30
PRIVATE MEDIA GROUP INC
filed 1998-12-28
CIK 1068084

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _________.

     Commission File Number 333-62075

                           PRIVATE MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Nevada                                             87-0365673
---------------------------------                         ----------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)


       Carrettera de Rubi 22-26
 San Cugat del Valles, Barcelona, Spain                           08190
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: 34-93-590-7070
                                                    --------------

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x       No
    -------       -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                  Outstanding at December 21, 1998
         -----                                  --------------------------------
Common Stock, par value                                    8,081,669
         $ .001

                         PART I.  FINANCIAL INFORMATION


     The accompanying unaudited consolidated financial statements have been prepared by Private Media Group, Inc. (the "Company"), without audit, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form SB-2 filed with the SEC (SEC File No. 333-62075).















See accompanying notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,        SEPTEMBER 30
                                                                                   (UNAUDITED)
                                                               -----------      ------------------
                                                                   1997           1998      1998
                                                               -----------      --------  --------
                                                                    SEK           SEK        USD
                                                                          (IN THOUSANDS)
ASSETS
Cash and cash equivalents.....................................       3,698        2,934       373
Trade accounts receivable.....................................      47,632       48,783     6,206
Inventories - net (Note 2)....................................      20,497       35,012     4,454
Prepaid expenses and other current assets.....................       4,174       17,682     2,250
                                                                   -------      -------    ------
TOTAL CURRENT ASSETS..........................................      76,001      104,411    13,284

Library of photographs and videos - net.......................      67,577       81,292    10,342
Property, plant and equipment - net...........................       6,998        8,989     1,144
Other assets..................................................      12,112       15,327     1,950
                                                                   -------      -------    ------
TOTAL ASSETS..................................................     162,688      210,020    26,720
                                                                   =======      =======    ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings.........................................       1,604            -         -
Accounts payable trade........................................      20,009       22,031     2,803
Income taxes payable..........................................         859          479        61
Deferred tax liability........................................         252          252        32
Accrued other liabilities.....................................       4,440       15,024     1,911
                                                                   -------      -------    ------
TOTAL CURRENT LIABILITIES.....................................      27,164       37,786     4,807

Long-term borrowings..........................................         723          394        50

SHAREHOLDERS' EQUITY

$4.00 Series A Convertible Preferred Stock....................           -            -         -
10,000,000 shares authorized, 7,000,000
shares issued and outstanding
Common Stock, $.001 par value, 50,000,000.....................       7,992        7,997     1,017
shares authorized, 8,081,669
issued and outstanding
Additional paid-in capital....................................           -          731        93
Retained earnings.............................................     126,809      161,453    20,541
Accumulated other comprehensive income........................           -        1,658       211
                                                                   -------      -------    ------
TOTAL SHAREHOLDERS' EQUITY....................................     134,801      171,839    21,863
                                                                   -------      -------    ------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY........................................................     162,688      210,020    26,720
                                                                   =======      =======    ======


See accompanying notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                 THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                     (UNAUDITED)             (UNAUDITED)
                                                                 ------------------   -------------------------
                                                                   1997      1998       1997     1998    1998
                                                                 --------  --------   -------- -------- -------
                                                                   SEK       SEK         SEK      SEK    USD
                                                                                 (IN THOUSANDS)
Net sales.......................................................  35,660    28,874     106,095  128,060  16,293
Cost of sales...................................................  22,500    13,141      53,670   59,820   7,611
                                                                  ------    ------     -------  -------  ------
Gross profit....................................................  13,160    15,733      52,425   68,239   8,682
Selling, general and administrative expenses....................   9,617     9,128      25,554   33,105   4,212
                                                                  ------    ------     -------  -------  ------
Operating profit................................................   3,543     6,605      26,872   35,134   4,470
Interest expense................................................      38       115         128      374      48
Interest income.................................................      14        12          35      136      17
                                                                  ------    ------     -------  -------  ------
Income before income tax........................................   3,519     6,502      26,779   34,896   4,440
Income taxes....................................................       0        42         443      252      32
                                                                  ------    ------     -------  -------  ------
Net income......................................................   3,519     6,460      26,336   34,644   4,408
                                                                  ------    ------     -------  -------  ------
Other comprehensive income:
Foreign currency adjustments....................................     234     1,547         443    1,658     211
                                                                  ------    ------     -------  -------  ------
Comprehensive income............................................   3,753     8,007      26,779   36,302   4,619
                                                                  ======    ======     =======  =======  ======
Net income per share:
Basic...........................................................    0.47      0.80        3.51     4.29    0.55
                                                                  ======    ======     =======  =======  ======
Diluted.........................................................    0.23      0.41        1.73     2.22    0.28
                                                                  ======    ======     =======  =======  ======


See accompanying notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine-months ended
                                                                            September 30,
                                                                             (unaudited)
                                                                    ----------------------------
                                                                      1997      1998       1998
                                                                    -------    -------    ------
                                                                      SEK        SEK       USD
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................   26,336     34,644     4,408
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH
   FLOWS FROM OPERATING ACTIVITIES:
   Deferred taxes.................................................        -          -         -
   Depreciation...................................................      948      3,448       439
   Amortization of photographs and videos.........................   12,144     11,516     1,465
EFFECTS OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Trade accounts receivable.....................................  (10,276)    (1,151)     (146)
     Inventories..................................................   (4,691)   (14,515)   (1,847)
     Prepaid expenses and other current assets....................   (4,007)   (13,508)   (1,719)
     Accounts payable trade.......................................   (3,233)     2,022       257
      Income taxes payable........................................     (503)      (380)      (48)
     Accrued other liabilities....................................    1,698     10,584     1,347
                                                                    -------    -------    ------
Net cash provided by operating activities.........................   18,416     32,660     4,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in library of photographs and videos...................   14,288     25,231     3,210
Capital expenditures..............................................    1,643      5,439       692
Investments in other assets.......................................    2,986      3,215       409
Cash acquired in reverse acquisition..............................        -          -         -
                                                                    -------    -------    ------
Net cash used in investing activities.............................   18,908     33,885     4,311
CASH FLOW FROM FINANCING ACTIVITIES:
Additional paid in capital........................................        -        736        94
Long-term repayments..............................................        -       (329)      (42)
Short-term borrowings (repayments)................................     (816)    (1,604)     (204)
                                                                    -------    -------    ------
Net cash (used in) provided by financing activities...............     (816)    (1,197)     (152)
Foreign currency translation adjustment...........................      808      1,658       211
                                                                    -------    -------    ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..............     (500)      (764)      (97)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD..............    3,445      3,698       470
                                                                    -------    -------    ------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD....................    2,945      2,934       373
                                                                    =======    =======    ======
Cash paid for interest............................................       97        229        38
                                                                    =======    =======    ======
Cash paid for taxes...............................................      156        224        28
                                                                    =======    =======    ======


See accompanying notes to consolidated financial statements.

1.   BASIS OF PRESENTATION

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations of Private Media Group, Inc. (the "Company") and its subsidiaries have been included. Operating results for the nine months period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     The accompanying financial statements have been presented in Swedish Kronor (SEK") which is the principal currency in which the Company generates its cash flows.

     Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 1998 and for the nine months then ended have been translated into United States dollars ("USD") at the rate of SEK 7.86 per USD 1.00, the exchange rate of the Swedish Riksbank on September 30, 1998. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2.   INVENTORIES

     Inventories consist of the following:

                                       DECEMBER 31,    SEPTEMBER 30
                                           1997            1998
                                       ------------    ------------
                                           SEK             SEK
                                             (IN THOUSANDS)
Magazines.............................    12,355          19,032
Video cassettes.......................     6,342          11,938
Other.................................     1,800           4,041
                                          ------          ------
                                          20,497          35,012
                                          ======          ======


See accompanying notes to consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors could also cause actual results to differ materially from those discussed in such forward-looking statements, including factors discussed in the Company's Form SB-2 filed with the SEC on November 13, 1998 (SEC File No. 333-62075).

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to the three months ended September 30, 1997

     Net sales. The Company reported net sales of SEK 28.9 million for the three months ended September 30, 1998 which, compared to net sales of SEK 35.7 million for the three months ended September 30, 1997, represents a decrease of SEK 6.8 million, or 9.6%. The decrease was primarily attributable to the absence of the one time sales at reduced margins of certain of the Company's products that took place in 1997.

     Cost of Sales. The Company reported cost of sales of SEK 13.1 million for the three months ended September 30, 1998 which, compared to cost of sales of SEK 22.5 million for the three months ended September 30, 1997, represents a decrease of SEK 9.4 million, or 30.0%. The gross profit for the three months ended September 30, 1998 was SEK 15.7 million or 54.5% of net sales which, compared to gross profit for the three months ended September 30, 1997 of SEK
13.2 million, or 36.9% of net sales, represents an increase of 17.6% in gross profit in relation to net sales. This increase is the result of product mix and the absence of the one time sales at reduced margins of certain of the Company's products that took place in 1997.

     Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 9.1 million for the three months ended September 30, 1998 which, compared to selling, general and administrative expenses of SEK 9.6 million for the three months ended September 30, 1997, represents a decrease of SEK 0.5 million, or 3.1%.

     Interest expense. The Company reported interest expense of SEK 0.12 million for the three months ended September 30, 1998 which, compared to interest expense of SEK 0.04 million for the three months ended September 30, 1997, represents an increase of SEK 0.08 million. The small increase is the result of higher average short-term borrowings outstanding in 1998 compared to 1997.

     Income taxes. The Company reported income tax of SEK 0.04 million as compared to an income tax expense of SEK 0.0 million for the three months ended September 30, 1997.

     Net income. The Company reported net income of SEK 6.46 million as compared to SEK 3.52 million for the three months ended September 30, 1997. The increase in net income for 1998 of SEK 2.94 million, or 83.6% was primarily attributable to improved profit margins.

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1997

     Net sales. The Company reported net sales of SEK 128.1 million for the nine months ended September 30, 1998 which, compared to net sales of SEK 106.1 million for the nine months ended September 30, 1997, represents an increase of SEK 22.0 million, or 20.7%. The increase was primarily attributable to increased video sales due to two factors: a higher output of new video releases, 46 titles in 1998 compared to 30 titles in 1997; and an increase in the number of video titles available for back-catalogue sales. Sales of magazines and CD-ROM remained approximately the same in 1998 as in 1997.

     Cost of Sales. The Company reported cost of sales of SEK 59.8 million for the nine months ended September 30, 1998 which, compared to cost of sales of SEK
53.7 million for the nine months ended September 30, 1997, represents an increase of SEK 6.2 million, or 11.5%. The gross profit for the nine months ended September 30, 1998 was SEK 68.2 million, or 53.3% of net sales which, compared to gross profit for the nine months ended September 30, 1997 of SEK
52.4 million, or 49.4% of net sales, represents an increase of 3.9% in gross profit in relation to net sales. The gross profit percentage for the nine-month period ended September 30, 1998 is higher that the gross profit percentage for the year ended December 31, 1997 principally as a result of the one time sales at reduced margins of certain of the Company's products that took place in the Fall of 1997.

     Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 33.1 million for the nine months ended September 30, 1998 which, compared to selling, general and administrative expenses of SEK 25.6 million for the nine months ended September 30, 1997 represents an increase of SEK 7.6 million, or 29.6%. The increase was attributable to non-recurring moving and organization expenses related to the relocation of several departments of the Swedish subsidiary to the subsidiary in Spain, non-recurring expenses associated with the planned registration of the Company on NASDAQ and the Company's investment in Internet related activities. The relocation is expected to be completed during 1998. The investment expenses associated with Internet activities are expected to continue in 1998.

     Internet expense. The Company reported interest expense of SEK 0.37 million for the nine months ended September 30, 1998 which, compared to interest expenses of SEK 0.13 million for the nine months ended September 30, 1998 which, compared to interest expense of SEK 0.13 million for the nine months ended September 30, 1997, represents an increase of SEK 0.24 million. The small increase is the result of higher average short-term borrowings outstanding in 1998 compared to 1997.

     Income taxes. The Company reported income tax expense of SEK 0.25 million as compared to an income tax expense of SEK 0.44 million for the nine months ended September 30, 1997.

     Net income. The Company reported net income of SEK 34.6 million as compared to SEK 26.3 million for the nine months ended September 30, 1997. The increase in net income in 1998 of SEK 8.3 million, or 31.5% was primarily attributable to increased sales and improved profit margins.

LIQUIDITY & CAPITAL RESOURCES

     The Company reported a working capital surplus of SEK 66.6 million at September 30, 1998, an increase of SEK 17.8 million compared to the year ended December 31, 1997. The increase is principally attributable to increased prepaid expenses and other current assets and increased inventories.

     Net cash provided by operating activities for the nine months ended September 30, 1998 was SEK 32.7 million. The increase over the comparable nine-month 1997 period was principally due to the increase in net income.

     Net cash used in investing activities for the nine months ended September 30, 1998 was SEK 33.9 million. The increase over the comparable nine month 1997 period was principally due to increased investments in library of photographs and videos to support the Company's increased sales.

     Net cash used in financing activities for the nine months ended September 30, 1998 was SEK 1.2 million. The increase over the comparable nine month 1997 period was due to increased repayments of short-term borrowings and long-term borrowings from the excess cash balances offset by additional paid in capital.

     The Company has historically relied on positive cash flows from operations to finance working capital needs and investing activities. The Company expects to have adequate working capital for the next twelve months. During this period the Company intends to rely on positive cash flows from operations to finance working capital needs and necessary investing activities. The Company's long-term expansion plans will require additional sources of funding. The Company plans to meet these funding requirements through a combination of increases in short-term credit lines, additional long-term borrowings and/or equity financing.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits
         EX-27 - Financial Data Schedule

     b.  Reports on Form 8-K:
         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PRIVATE MEDIA GROUP, INC.
                                     (REGISTRANT)


Date:  December 21, 1998       By:  /s/ Johan Gillborg
                                  -----------------------------------
                                    Johan Gillborg
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EX-27    FINANCIAL DATA SCHEDULE