Form 10KSB
period 1998-12-31
PRIVATE MEDIA GROUP INC
filed 1999-04-15
CIK 1068084

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                              1934 [FEE REQUIRED]

 For the fiscal year ended..................................December 31, 1998
                                      OR

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from................to......................
                       Commission file number 000-25067

                           PRIVATE MEDIA GROUP, INC.
                (Name of Small Business Issuer in its Charter)


                NEVADA                                 87-0365673
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

    CARRETTERA DE RUBI 22-26, 08190 SANT CUGAT DEL VALLES, BARCELONA, SPAIN
                   (Address of principal executive offices)

                                34-93-590-7070
                                --------------
                           Issuer's telephone number

   Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:
   Common Stock


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No_______
    ---

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's revenues for the fiscal year ended December 31, 1998 were $20,484,000

     At April 12, 1999, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $92,277,145. The aggregate market value has been computed by reference to the average bid and asked price of the common stock on April 12, 1999. On such date the registrant had 8,155,788 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format:   Yes______ No  X
                                                                   ---
================================================================================

                                    PART  I

ITEM 1.   DESCRIPTION OF BUSINESS


     This Report contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, including those set forth elsewhere in this Report.

                                  THE COMPANY

     PRIVATE MEDIA GROUP, INC. (the "Company" or "Private") is engaged in the acquisition, refinement and delivery of adult feature products, including magazines, books, home videos, CD-Roms, laserdiscs, digital versatile discs ("DVDs"), and other products, all oriented to the adult entertainment market. The Company's primary business activities include: (i) creation, publishing and distribution of unrated and adult feature magazines, books, CD-Roms, videos, laserdiscs and DVDs, (ii) distribution and licensing of Private's proprietary products on the Internet, including magazines, videos, interactive services and novelty products, and the Private Circle fashion line and (iii) TV Home Shopping for Private's proprietary and licensed products.

     The Company is the publisher of Private, an internationally popular X-rated magazine. Private was founded 34 years ago in Sweden, and was the first full color, hard-core sex publication in the world. Today the Company produces four X-rated magazines: Private, Pirate, Triple X and Private Sex. In addition, a book, The Best of Private, is released annually. The X-rated magazines are distributed in a network that presently covers approximately 200,000 points of sale in over 35 countries throughout the world, with the potential to reach nearly 500,000 points of sale through its existing distribution network.

     Since 1992, Private has also acquired and distributed adult motion picture
entertainment.   As of December 31, 1998, the Company's film library contained
219 titles, and it expects to add approximately 58 additional titles in 1999.

     In the last few years, Private films, Private magazines and Private CD-Roms, have won a number of industry awards, including Best European Film (Hot d'Or 1998), Best Screenplay (Hot d'Or 1998), Best Foreign Director (AVN 1999), Best Foreign Release (AVN 1997, 1998, 1999), Special Achievement Awards (AVN 1997, Venus 1998), Best Production Company (Golden X 95), and Best Director (AVN
1998). The Company's films recently received 17 nominations in nine categories for the Hot d'Or Awards to be presented at Cannes, France in May 1999.

     Since 1997 the Company has aggressively expanded its business activities on the Internet by investing heavily in its initial Web site, www.private.com and by licensing its trademarks and proprietary media to other Web sites. In the first quarter of 1999 the Company opened two new Web sites, www.privatecinema.com and www. privatelive.com, to provide Internet access to proprietary videos and live adult entertainment, and continued to implement its program to expand its Internet licensing activities. The Company continues to invest in state-of-the-art Internet hardware and software in order to maintain the highest level of Internet service and to maximize revenue potential.

     The Company believes it is uniquely well positioned to exploit the growing adult entertainment Internet market in view of a number of factors, including (i) an extensive library of high quality media content developed over the past 34 years, to which it retains exclusive worldwide rights, (ii) the ability to generate new, high quality, media content, (iii) its established industry position in the adult entertainment market, and (iv) the Company's financial ability to maintain and upgrade its Internet infrastructure.

     In the Fall of 1998 the Company entered the TV Home Shopping market, engaging in the sale of proprietary products on Swedish television. This new area has been well received, and the Company intends to expand TV Home Shopping to other territories in 1999.

     The Company operates in a regulated environment, requiring the Company to be socially aware and sensitive to government strictures. Private takes great care to comply with all applicable governmental laws and regulations in the jurisdictions where it operates, including laws and regulations designed to protect minors or which prohibit the distribution of obscene material. Moreover, Private will not knowingly engage the services of businesses or individuals that do not adhere to the same standards. In the 34 years that Private has conducted business it has never been held to have violated any laws or regulations regarding obscenity or the protection of minors. Private continually strives to maintain the highest standards in the presentation of its media and other products, as is evidenced by the numerous industry awards which have been bestowed upon Private and its management over the years.

     The Private/Milcap Group currently distributes its products in the following countries: Sweden, Denmark, Estonia, Latvia, Poland, Russia, the United Kingdom, Germany, the Netherlands, Belgium, the Czech Republic, Slovenia, Austria, Switzerland, Italy, Greece, France, Spain, Portugal, Canada, the U.S.A., Mexico, Chile, Brazil, Paraguay, Uruguay, Argentina, South Africa, Zimbabwe, Malawi, Botswana, Namibia, the Seychelles, Japan, Australia and New Zealand. The distribution in these countries is conducted primarily by the leading national independent distributors.

     The Company was organized in 1980 as a Utah corporation for the purpose of acquiring or merging with an established business, and had no material business activity prior to its acquisition of Milcap Media Limited ("MML"), Cinecraft Limited and their subsidiaries in June 1998. See "Business-History."

HISTORY

     The parent company, Private Media Group, Inc., was originally incorporated in 1980 as a Utah corporation under the name Glacier Investment Company, Inc. for the purpose of acquiring or merging with an established company. In 1990, the Company changed its domicile to the State of Nevada. In February 1997 the Company entered into a Letter of Intent with Electric Entertainment Corp. ("EEC") to acquire EEC in exchange for stock of the Company and the Company subsequently changed its name to Electric Entertainment International, Inc. The transaction was consummated in June 1997 and was rescinded in November 1997 based upon the Company's belief that financial information furnished by EEC was false and misleading. In December 1997 the Company changed its corporate name to Private Media Group, Inc. and declared a one for five reverse split of its Common Stock.

     On December 19, 1997 the Company entered into acquisition agreements with Milcap Media Limited (the "Milcap Acquisition Agreement") and Cinecraft Limited (the "Cinecraft Acquisition Agreement") to acquire all of their outstanding capital stock in exchange for 7,500,000 shares of Common Stock, 7,000,000 shares of the $4.00 Series A Preferred Stock, and 875,000 Common Stock purchase warrants. These acquisitions were completed on June 12, 1998.

     The "Company" is sometimes referred to herein as Private Media Group, Inc., Milcap, Private, the Milcap Media Group, or the Private/Milcap Group, and includes Private Media Group, Inc. and its subsidiaries, including: Milcap Media Limited (Cyprus) ("MML"), Cinecraft Limited (Gibraltar), Milcap Publishing Group AB (Sweden) ("MPG"), Milcap Media Group S.L. (Spain) ("MMG"), Milcap Publishing Group Italy Srl (Italy), Normcard AB (Sweden), Private Circle, Inc., Symbolic Productions S.L., and Private France S.A.

MAGAZINE PUBLICATIONS

     The Private/Milcap Group is the publisher of Private, an internationally popular X-rated magazine. Private was founded 34 years ago, and was the first full color, hard-core sex publication in the world. Today the Company produces four X-rated magazines: Private, Pirate, Triple X and Private Sex. In addition, a book, The Best of Private, is released annually. The X-rated magazines are distributed on a network that covers approximately 200,000 points of sale in over 35 countries throughout the world. The Company's two newest magazines are Private Style and Private Life, which are produced by licensees of Private with the same first-class quality as its older sisters, but are significantly different when compared with the other four highly successful magazines, as they are the first "soft-core" magazines in the Private/Milcap Group.

VIDEO AND FILM PRODUCTIONS

     Since 1992, the Private/Milcap Group has acquired and distributed adult motion picture entertainment. These productions generally feature men and women in a variety of erotic and adult sexual situations, generally in both hardcore and softcore versions. The Company's activity includes the acquisition and commissioning of feature videos (full length motion pictures produced on videotape) and to some extent feature films (full length motion pictures produced on film). Their distribution is organized primarily on videocassettes (licensing or sale) and alternatively through pay television and cable programming. The Company always maintains the ownership, copyrights and administration of every film it finances and produces.

     Currently, the Company produces approximately 60 X-rated and 8-12 R-rated movies per year and the distribution is through a world-wide network that covers approximately 60,000 sales points, with the potential to reach more than 155,000. The first two monthly video labels released were Private Film and Private Video Magazine. Both labels quickly received critical acclaim in leading international magazines as well as numerous prestigious awards from industry associations and major adult entertainment film festivals, including AVN, Impulse d'Oro and Golden X. The next three monthly video labels successfully introduced were Triple X, Private Stories and Private Gold. In May 1997, the Company introduced Gaia, a new label released bi-monthly. Earlier this year, the Company introduced the labels Pirate, Casting X, Private Special Edition and Triple X Files, which are released monthly, and Private Black Label, which is released bi-monthly.

     As of December 31, 1998, the Company owned a total of 219 movie titles, and by the end of 1999 the total is expected to increase to 289 titles. Titles are available mainly on videocassette and are sold by distributors, primarily to retail stores and wholesalers worldwide. Some of the original motion picture programs have also been re-edited and licensed to cable television operators. The Company owns perpetual distribution rights, and thus far has not sold any third party distribution rights. The Company continues to expand the marketing of its production into new international markets, including the United States, generally by entering into national license agreements with local distributors.

     During fiscal 1999, Management intends to continue to expand its video and film operations by (i) distributing new videos and films with an aggressive release schedule, (ii) increasing its efforts to distribute its library and new titles into cable and satellite television markets, e-commerce, TV Home Shopping, and other new international markets, and (iii) actively seeking to acquire distribution rights to additional titles produced by third parties.

INTERNET

     The Company's Internet team has combined the Private quality of its extensive media library with the newest technology to create what it believes to be one of the best adult Web sites: www.private.com. The Company sources and owns worldwide proprietary rights to its library. The burgeoning growth of the e-commerce market and increased access to the Internet by end-users has created a unique opportunity for Private to leverage its proprietary assets through
marketing and distribution on the Web.   Since March 1998, Private's WWW Club
members have been able to view every Private magazine published by the Company since 1965 and over 180 clips from over 60 films. In addition, this site contains new games, chat rooms with models, previews of new releases and more. The Company's initial Web site contains more than 16,000 Web pages and is generating traffic of approximately 900,000 visitors per month and 54,000,000 requested pages per month. Private currently maintains a staff of 12 full time Internet employees and has invested heavily in state-of-the-art computer and communications infrastructure.

     In the first quarter of 1999 the Company opened two new Web sites, www.privatecinema.com and www. privatelive.com, to provide Internet access to proprietary videos and live adult entertainment, and continued to implement its program to expand its Internet licensing activities. The Company believes that as of today it has the capacity and the best technology available to distribute movies via satellite link in this fast growing market . The system transmission for privatecinema.com provides users with all of the Company's video and film titles available. These videos are edited and cut into 10 and 12 minute stories. The prices range from $19.95 for a monthly membership to $49.95 for a quarterly membership. Privatelive.com sells access to live adult entertainment at a billing rate of $9.95 for 10 minutes in blocks of 10, 30 and 60 minutes.

     The Company is also licensing the right to use its trademarks and media library on the Internet to third parties with independent Web sites, which is beginning to generate significant royalty income. Private also markets its products on the Internet through distributor sites and shopping sites.

TV HOME SHOPPING

     In the November 1998 the Company entered the TV Home Shopping market, engaging in the sale of proprietary products, including videos, magazines and proprietary adult pleasure products under the brand "The Private Collection," on Swedish television This new area has been well received, and the Company intends to expand TV Home Shopping to other territories and formats in 1999.

OTHER MARKETS

     CD-ROM/DVD. Although the adult CD-Rom market has been leveling out for the last few years, Private PC Games, Interactive Adventures and CD-Rom Magazines have increased sales due to high gaming and media qualities. During 1999, the Company expects to initially release CD-Roms at the rate of approximately three per month, and to increase the release rate later in 1999. In 1998 Company also started to release its movie titles on DVD. Sales of DVD titles are expected to add to the already established sales per title. DVD releases are currently at the rate of one per month and this rate is expected to increase to three per month by September 1999.

     Licensed Products. In April 1996, the Company launched a line of adult pleasure products called Private Collection. In 1998 the Company commenced marketing of a line of clothing under the brand name Private Circle through its subsidiary, Private Circle, Inc. In the near future the Company plans to extend the product range with various additional lines of clothes, nutritional supplements, energy soft drinks and personal skin care. For these new markets, the Company is generally planning to earn royalties through the licensing of its major trademarks. Channels of distribution for licensed products include conventional distribution channels, e-commerce and TV Home Shopping.


THE ADULT ENTERTAINMENT INDUSTRY


     Despite nearly two decades of intense political campaigning against the adult industry, consumer purchases of adult entertainment products have increased dramatically. The industry that has come to be known broadly as adult entertainment began its transformation two decades ago, with the advent of home videos and the VCR. That revolution marked the beginning of the end of red-light districts in cities, where adult book-stores, X-rated theatres, peep shows, dingy strip joints and street prostitution once flourished.

     During the 1980s, the availability of adult movies on videocassette and on cable television helped to legitimize the consumption of explicit material by putting it in the home setting. The result has been the legitimization of industry products by other businesses not traditionally associated with the adult entertainment industry. Video stores, long distance telephone carriers, satellite providers, cable companies, and even mutual funds, earn significant returns by supplying or investing in adult entertainment either directly or indirectly. The availability of adult-oriented media has accelerated in the 1990s as a result of growth in the Internet, resulting in increased accessibility of adult-oriented media in the privacy of a person's home.

     The distribution of sexually explicit material is intensely competitive. Hundreds of companies now produce and distribute films to wholesalers and retailers, as well as directly to the consumer. The low cost of videotape and the introduction of low cost video tape recorders, along with the minimal production budgets of many adult films, has resulted in much lower barriers for entry in the adult entertainment industry, while the availability of adult films on videocassette has virtually destroyed the adult theatre business. The Internet has further intensified competition due to the relatively low cost to establish a presence on the Internet, which can be as low as $5,000-$10,000. However, because of the large number of adult-oriented Web sites on the Internet, this has in turn fueled an ongoing demand for the creation and licensing of fresh adult-oriented media.

     According to industry sources, in 1978 some 100 hard-core feature films were produced at a typical cost in today's dollars of approximately $350,000, while in 1998 over 8,000 new hard-core videos were released, some costing as little as a few thousand dollars to produce. The bulk of this production is represented by amateurish tapes and compilations. The Company is competing with the portion of the market which involves the production of professionally produced films with high production value.

     As of today, the U.S. and worldwide revenues of the adult entertainment market have been estimated and broken down by the Company, as follows:

----------------------------------------------------------------------------------------------------------
  Market Segment                                World Est. Sales 1999   U.S. Est.  1999        Comments
----------------------------------------------------------------------------------------------------------
       Adult Videos                             $ 20.0 billion          $ 5.0 billion        Retail Sales
       Strip Clubs                              $  5.0 billion          $ 3.5 billion        (1)
       Magazines                                $  7.5 billion          $ 1.5 billion        (2)
       Phone Sex                                $  4.5 billion          $ 1.5 billion
       Escort Services                          $ 11.0 billion          $ 1.5 billion
       Cable/Satellite/Pay-Per-View TV          $  2.5 billion          $ 1.0 billion        (3)
       CD-Rom                                   $  1.5 billion          $ 1.0 billion
       Internet (sales and memberships)         $  1.5 billion          $ 1.0 billion
       Novelties                                $  1.0 billion          $ 0.5 billion
       Others                                   $  1.5 billion          $ 0.5 billion

       TOTAL                                    $ 56.0 BILLION          $17.0 BILLION        (4)

--------------------------------------------------------------------------------

Notes  (1)  It is mainly a U.S. market (approximately 2,500 clubs in the U.S.
            only)
       (2) Including softcore magazines such as Playboy, Penthouse or Hustler (U.S.)
       (3) i.e. The Playboy Channel, Spice and Adam & Eve in the U.S. (including hotel's pay-per-view)
       (4)  Illicit markets not included.
--------------------------------------------------------------------------------

    According to an industry report which appeared in US News and World Report (released on February 10, 1997), Americans spent over $8 billion in 1996 on hard-core videos, peep-shows, live sex acts, adult cable programming, sexual devices, computer porn and sex magazines. This amount is much larger than Hollywood's domestic box office receipts and larger than all the revenues generated by rock and country music recordings. The mainstream Hollywood film industry collected some $6 billion per year, the recorded music industry $8 billion; theater, opera and ballet $1.7 billion. Only the magazine industry with its $11 billion in U.S. sales is still competing with the adult industry for the same fraction of the entertainment budget. The Company expects the adult entertainment market to continue to grow, fueled in part by the growth of the Internet.

VIDEO SALES & RENTAL

    The Los Angeles Times (November 22, 1997) confirmed that sales and rental of adult videos have increased 100% in the last five years. It added that "seventy percent of VCR buyers in the first three years during which the devices were on the market said that being able to view adult movies at home was a primary reason they bought a VCR." The Video Software Dealers Association (VSDA), the trade association for the entire home video industry, estimated that more than 60,000 retail outlets in the United States carry home videos; adult videocassettes are carried in more than 25,000 of these retail outlets, including such major chains as The Wherehouse, Tower Video, Palmer Video, Movies Unlimited, West Coast Video and others. In addition, hundreds of small boutiques and large mail order companies sell adult tapes directly to consumers. On the other hand, the 5,000-store Blockbuster Video, which accounts for 30% of the rental marketplace, like many other large retail chains, has opted not to carry adult videos.

     AVN (Adult Video News), the world's largest adult entertainment industry trade publication which releases an annual poll of approximately 19,000 U.S. retailers who subscribe to the AVN magazine, estimates that in 1997 hard-core tapes generated over $828 million in adult video sales, while rental and sales volume in video stores and adult stores, excluding mail orders, represented a volume of $4.2 billion.

     Overall, for 1998 AVN reported that adult products represent 19.7% of the U.S. video market (all stores, whether stocking adult or not). More than 33% of the U.S.'s rental and sales transactions involving adult tapes took place on the West Coast; the average store on the West Coast stocks over 700 different adult tapes for rental. According to AVN's poll, 71% of adult videos are rented by men, 19% are rented by male/female couples, 7% are rented by male couples, 2% are rented by women and 1% by women couples.

     Approximately 20 major producers, such as Private, Vivid, VCA and Metro release the lion's share of adult high budget videos; approximately 80 smaller firms fill in the gaps. See "Business-Competition."

INTERNET

     On a worldwide basis, it is estimated that over 150 million people currently have access to the Internet; by the year 2000 there are expected to be over 450 million users of the Internet. An estimated 200 million HTML pages can now be viewed on the Internet, with 500 million projected by the year 2000; the worldwide median user income for Web surfers is over $65,000 per year.

     Inter@ctive Week evaluated the adult entertainment business at $1 billion in 1998 for banner advertising, subscriptions, videoconferencing and products. A more conservative figure from Forrester Research Inc. was $185 million in adult online entertainment in 1998, up from $101 million in 1996 and $137 million in 1997. Forrester now estimates the adult online market at between $750 million and one billion dollars per year.

     Estimates of the number of sex sites are as diverse as estimates for traffic and revenue. Current estimates indicate that there may be as many as 30,000 sex sites, half commercial, the other half hobby sites. Adult Chamber of Commerce's Kraft guesses there are 20,000 distinct owners, with many more sites. According to daily estimates by www.hitbox.com, in April 1999 there were more than 12,000 sites listed, averaging over 16 million visitors per day.

     Pay sites have most of the adult content on the Internet, but free sites abound for obvious reasons: advertising from pay sites supports most of them. Free sites get a few cents for each viewer who "clicks" on an advertising banner; the banner transports these viewers to a site that tries to entice them into surrendering their credit card numbers. Some sites offer commissions rather than flat fees for customer referrals. Though this sounds like small change, some free sites do well.

     One of the largest hosts of adult sites is Globix Corporation (formerly known as Bell Technologies Group of New York), a public entity started in 1989, which claims to be the largest provider of adult hosting on the Internet. Unlike Globix, many information service providers ("ISP's") do not want adult operators for a variety of reasons. Some say they reject the traffic because adult sites use enormous bandwidth just a few hours a day. That means providers would need to invest heavily for largely unused capacity. Others have ideological objections to this type of business.

     The tremendous growth of the Internet, including chat rooms and Web sites dedicated to adult entertainment, has resulted in millions of potential customers accessing these sites from the relative privacy of their personal computers, worldwide.

     Web porn has become a topical issue that interests everyone, from the religious right to anti-censorship liberals. It sparks debates about free speech vs. child protection; free enterprise vs. social good; and free markets vs. fair business practices. Parents, politicians, preachers and providers are all struggling with how to best protect children while allowing grown-ups to set their own standards of behavior and taste. The access to most of the Web sites is far from being regulated. At the user's discretion, the following Web locations provide information about blocking adult material, mainly for child protection: cyberpatrol, solidoak, netnanny, shepherd, safesurf and/or netpart.

CABLE AND SATELLITE TV BROADCASTING

     The adult entertainment industry has continued to grow as technological advances allow easier and more private access to products. Most major hotel chains, including Sheraton, Marriott, Hyatt, Holiday Inn and Hilton, offer in-room non-explicit adult programming through video services such as Spectravision and On Command, which in 1997, according to US News and World Report, represented over $175 million in sales in the U.S. alone.

     On Command is the largest of the hotel pay-per-view companies and in 1998 was in more than 3,150 hotels comprising 916,000 individual rooms. This means that patrons can choose from a selection of as many as 50 general and adult features, with the requested feature starting upon the guest's request, rather than waiting for a scheduled start time. Softcore adult is a mainstay of hotel pay-per-view systems, primarily because companies can buy unlimited rights to titles for a specified period of time. Outside the U.S., except for more restrictive countries such as Japan and the United Kingdom, guests can often gain access to hard-core pay-per-view as well.

     Cable companies such as Time Warner, TeleCommunications, Inc., and Cablevision Systems offer softcore services like the Playboy Channel. Other cable companies like American Cable Entertainment, Comcast Corporation and Greater Media offer explicit adult programming, such as that available from Spice and Exxxtasy Networks.

     The Big Four U.S. cable providers are: TCI (Tele-Communications, Inc.), Time Warner Cable, MediaOne and Comcast. TCI is the largest U.S. cable provider, with over 16 million subscribers in 49 states. Besides the softcore adult-oriented channels such as Playboy TV, AdulTVision, Spice Channel and The Adam & Eve Channel, there are seven hardcore video channels available in the U.S. exclusively on the C-Band dishes, which are: Eurotica, Exotica, Exxxtasy, True Blue, X!, Xxxcite and XXXplore. Exotica, Exxxtasy and True Blue (New Frontier Media, Inc.) offer uncensored hardcore material. Exxxtasy is the only U.S. hardcore adult channel being beamed to Australia and the Pacific Rim.

     During 1998 Playboy Enterprises, Inc. and Spice Entertainment Companies, Inc. entered into an agreement resulting in the combination of the two companies. The Company believes that this merger reflects a trend towards the consolidation of a fragmented industry.

     Less explicit material routinely available on a variety of cable television networks heightens public acceptability and increases consumer demand. The Company believes that the adult entertainment industry in general will continue to experience significant growth in the coming years, particularly as advances in technology and increasing access to the Internet will allow more private and secure adult access to adult themed material.

CD-ROMS

     CD-Roms burst onto the scene during the past few years and is now estimated at $300 million per year. This includes films and sexually oriented interactive games. According to others, toning down the packaging will make it possible to expand sales while tapping music store chains, as well. The Company continues to do well in this segment, reflecting the proliferation of CD-Rom players in PCs and the preference of some customers to purchase a CD-Rom rather than accessing the same product on the Internet. Private released 60 new titles on CD-Roms in 1998 and plans to release 78 new titles on CD-Rom in 1999.

PHONE SEX

     The Company estimates that phone sex represents a $1.5 billion dollar industry in the U.S. alone. AT&T is one of the biggest carriers of phone sex. Many in the industry believe phone sex will be outpaced by computer video-conferencing, video streaming or live streaming. For the time being we observe the dual co-existence of phone sex and live Internet sex, where Web surfers communicate by telephone while simultaneously accessing live sites. The Company earns royalties on approximately 20 phone lines operated by a third party licensee.

THE COMPANY'S NUMBERS

     The following table indicates the Company's production for 1997 and 1998 and estimates for 1999.

--------------------------------------------------------------------------------

                              THE PRIVATE LIBRARY

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
MAGAZINES                 AS OF DECEMBER 31, 1997      AS OF DECEMBER 31, 1998       AS OF DECEMBER 31, 1999 (EST.)
---------                 -----------------------      ------------------------      ------------------------------
Titles                          No of Issues           No of Issues      Yearly      No of Issues            Yearly

Private                              144               150                + 6            156                   + 6
Pirate                                46                52                + 6             58                   + 6
Triple-X                              20                26                + 6             32                   + 6
Sex                                   11                19                + 6             25                   + 6
Special editions
(Private Dynamite)                                       1                                 3                   + 2
Book Best of Private                                    10                                11                   + 1

TOTAL                                221               245                24 NEW                          27 NEW
                                                                          RELEASES                        RELEASES
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
VIDEOS                    AS OF DECEMBER 31, 1997      AS OF DECEMBER 31, 1998       AS OF DECEMBER 31, 1999 (EST.)
------                    -----------------------      -----------------------       ------------------------------
Labels                           No of Titles                 No of Titles               No of Titles

Private Video Magazine                26                           26                    26   No more in production.
Private Film                          28                           28                    28   No more in production.
Triple-X Video                        32                           32                    32   No more in production.
Private Video Stories                 27                           27                    27   No more in production.
Private Gold                          25                           33                    39   + 6
Gaia                                   4                            6                         No more in production.
Pirate Video                                                       12                    12   No more in production.
Triple-X Files                                                     12                    12   No more in production.
Casting-X                              3                           13                    19   + 6
Best of Private                        6                            8                    10   + 2
Private Black Label                                                 4                    10   + 6
Pirate Video Deluxe                                                                      10   New from 1999.
Private XXX                                                                               6   New from 1999.
Special Compitalations                                             10                    16   + 6
Amanda's Diary                                                      1                     7   + 6
Peep Show Special                                                                         6   New from 1999.
Horny Housewives                                                                          4   New from 1999
The Matador Series                                                                        2   New from 1999.
The Story                                                                                 2   New from 1999.
Erotica (soft line)                                                 7                    19   + 12
TOTAL                                151                          219                   289   70 NEW RELEASES IN 1999
----------------------------------------------------------------------------------------------------------------------

MAGAZINE PUBLICATIONS

THE BUSINESS

     The Company's publishing operations include the publication of the above mentioned adult magazines, and occasionally the publication of newsstand specials, calendars and paperback books. All these magazines, together with all local editions, are printed under various trade names and are distributed in approximately 35 countries worldwide. The Company publishes several editions of the main magazines; all editions contain the same editorial material but provide locally targeted content, in full cognizance of local governmental regulation regarding explicit adult publications. Most of the Company's magazines feature pictures of men and women engaged in erotic and sexually explicit situations; the Company's most popular publications include Private, Pirate, Sex and Triple X.

     Private Style, published in South Africa since 1997, and Private Life, published in Greece in 1998, are currently the only softcore magazines. These publications are not yet published on a regular basis.

-------------------------------------------------------------------------------------------
 QUANTITIES OF MAGAZINES        PRODUCED (1997)      PRODUCED (1998)      ESTIMATED (1999)
 Private                        702,450                681,710              750,000
 Pirate                         521,450                482,550              570,000
 Triple X                       504,350                493,820              570,000
 Sex                            327,500                359,060              450,000
 Best of Private                 44,830                 73,400               75,000
 Private Dynamite                                       56,000
 Two new titles                  44,830                                     180,000
-------------------------------------------------------------------------------------------

     The Company's publications offer a balanced variety of features and have all gained a loyal customer base and a reputation for excellence by providing a quality standard to the adult market industry, while maintaining circulation leadership as the best-selling hardcore magazine. All publications have long been known for their graphic excellence and features, and publish the work of top artists and photographers. They are also renowned for their pictorials of beautiful people. Because of the Company's high quality standards, its magazines are among the highest priced magazines in the industry.

     All of the Company's publications are printed by independent third parties. The Company has had a longstanding relationship with a printer in Spain, and two other printers in the U.S. and in the U.K. respectively; these latter two are also printers of other adult magazines that compete with the Company's products; nonetheless, Management believes that generally there is an adequate supply of printing services available to the Company at competitive prices, should the need arise. All of the Company's production and printing activities are coordinated through its operating facility, Milcap Media Group S.L., located in Barcelona, Spain.

CIRCULATION

     The Company's magazines have historically generated most of their revenues from firm sales distribution to national distributors. Distributors with rights to return and retail circulation represent less than 25% of the current production. The Company has contracted national licensing agreements in over 35 countries and normally deals with a magazine distributor for every local distribution of its publications. Single copy retail sales normally occur in adult book stores and similar establishments. Newsstand retail sales are legally allowed only in countries such as France, Italy, Spain, Germany and Portugal.

     Distribution of the magazine to newsstands and other public retail outlets is accomplished through a network of national distributors, who maintain a local network of several wholesale distributors and licensors. Copies of the magazine are shipped in bulk to the wholesalers, who are responsible for local retail distribution.

     Wholesalers of Back Catalogue are normally allowed to handle returns from National Newsstand Networks on firm sales; this practice is only allowed for magazines, while almost no return practice is allowed for videos and CD-Roms.

     The distribution of the Company's magazines is handled exclusively by a distributor pursuant to individual distribution agreements. Such agreements are normally subject to yearly automatic extensions unless either party delivers a termination notice. Normally, distributors also provide the Company with other services, including management information and promotional and specialty marketing services, and their marketing representatives usually solicit national, regional and local retailers in an effort to expand the number of retail outlets for the Company titles.

     The Company recognizes revenue from distributors' sales based on estimated copy sales at the time each issue is delivered. Provisions for expected returns are taken into consideration.

     The historical patterns of distribution have changed as a result of the ongoing consolidation and the relationship with each distributor, which due to the success of the publications and better terms and conditions, tend to prefer a firm sale agreement as well.

     For a few years, the Company has been seeking to expand the use of its magazines' editorial content and other assets across different media formats, in order to capitalize on their existing brand names at a lower cost. The process started in 1995 with the production of CD-Roms, but the main development has been the re-editing of every Private magazine since 1965, which became available on the Company's Web site in May 1998, and more recently on the Company's TV Home Shopping.

PRODUCTION, DISTRIBUTION AND FULFILLMENT

     Four independent printers in Spain currently print most of the Company's magazines, books, brochures, video, and CD covers. Prices are subject to the alteration of the price of raw materials (paper, ink, etc.). Any alteration on printing prices must be by notification to the Company at least three months in advance. Terms of payment are 60/90 days from date of invoice.

     With respect to color separation, pre-press and related services, the Company is currently using its own color separation facilities and has the support of two independent suppliers using the latest technologies in this field such as digital imposition and implementing the computer to plate process. The Company believes that there is generally an adequate supply of alternative color separation services available at competitive prices, should the need arise. All proprietary magazines are printed and shipped from Barcelona, Spain with the exception of the U.K. distributor which receives all the magazines in digital format, and prepares its own layout and color separations before printing locally adapted softer editions of all the magazine titles.

     To some extent, the actual print run varies each month and different amounts are printed for each publication. The amount of printed publications is determined bi-monthly with the input from each of the Company's national distributors.

     The principal raw material necessary for the publication of the Company's magazines are coated and uncoated paper. The Company's printers have a number of paper supply arrangements and believe that those supply contracts provide an adequate supply of paper for its needs and that, in any event, alternative sources are available at competitive prices. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply, and by general economic conditions.

     Most of the Company's products are packaged and delivered directly by the printer or supplier, but fulfillment, warehousing, customer service and payment processing are conducted principally by Milcap Media Group S.L.

     Milcap Media Group S.L. employs a staff of professionals to manage the production and to oversee the printing, distribution and fulfillment of its magazines. The Company is able to effectively produce and distribute all of its publications, through the use of state-of-the-art design and production technology, economies of scale and, in printing contracts, efficiencies in subscription solicitation and fulfillment. Production systems for both graphics and editing utilizes an integrated publishing environment that is networked with satellite offices. Approximately 20 employees of the Company are engaged in the production and distribution of the Company's publications.

LICENSED PUBLISHING

     The Private Style publication is owned by JT Publishing Pty, the South African distributor, who will start paying a royalty as soon as the final distribution of the magazine will be up an running. There have been three issues of Private Style on the market so far. A final royalty agreement is expected to be finalized in 1999.

     The Private Life publication is owned by D&L First Publishing Group Ltd., the Greek distributor, who will start paying a royalty as soon as final distribution of the magazine will be up and running. There have been two issues on the market so far. A final royalty agreement is expected to be finalized in 1999.

     Local publishing licensees will tailor their editions by mixing the work of the Company's editors with their own editorial and pictorial material. The Company will monitor the content of the licensed editions so that they retain the distinctive style, look and quality of the other editions, while meeting the needs of their respective markets.

VIDEO AND FILM PRODUCTIONS

THE BUSINESS

     In fiscal 1992, the Company began releasing feature videos and films under the Private label. Due to the recent success of titles such as The Pyramid, The Fugitive and Tatiana, there has been a great consumer expectation for new releases. The retail success of the Company's production can easily be checked by consulting ratings and sales on some of the industry's monthly publications such as AVN (for the U.S. market), Hot Video (for the French market) and Video Impulse (for the Italian market).

     The Company's adult video or film products are in genres similar to its general magazines and books. Because of the strong demand for this genre of productions, the Company is able to fairly evaluate the international distribution of every production and earn a quick return on its investment. Normally, the Company's acquisition costs range between $25,000 and $125,000 per movie, prior to the computation of the post-production, duplication and distribution costs. Generally, Milcap Media Group S.L. creates and designs all artwork for promotional items and packaging and contracts for printing services. Since 1997, all videocassettes have been duplicated by independent laboratories.

     The Company and several of the Company's original programs have recently won awards of excellence, including a Special Achievement Award (AVN 1997) and Innovation Award (Venus 1998). The Company continues to expand its video operations in international markets and is presently marketing video products in over 35 countries worldwide.

     The Company finances all of its adult films and videos, and arrangements with video and film producers are done on a flat fee basis; all producers generally take care of all production costs and obligations, including among other things, the delivery of models' releases. The principal source of financing for all the motion pictures derives from the cash flow generated by previous productions. To date, the Company has not solicited any external financing for any of its acquisitions. Distribution rights may be limited to specified territories, specified media and/or particular periods of time.

     Most of the Company's original programs have been licensed to cable television networks and adult pay-per-view channels. In these circumstances, the Company generally grants the TV channel owner a specific right of transmission and always retains the intellectual property rights of every production. The Company is currently engaged in negotiations regarding several potential strategic alliances in order to expand its presence and revenue base into cable TV, pay-per-view and satellite adult TV. Additionally, new technology, primarily digital set-top converters, will dramatically increase channel capacity, and is expected to contribute to the sales of adult video. The Company has developed a video streaming software to allow pay-per-view of its productions through it Web site. See "Business-Internet."

     Motion pictures shot on film generally offer better production quality, utilize more elaborate production techniques and incur higher acquisition costs than motion pictures shot on videotape. Many of the Company's new feature video and film releases are edited into several versions depending on the media through which they are distributed. In general, versions of the videos or films edited for cable or pay-per-view television are less sexually explicit than the versions edited for home video distribution.

     The Company has experienced significant competition from lower cost competitors with respect to film and video. While there can be no assurance that the Company will be able to maintain its current market share, it believes that the strong brand recognition and the quality of its titles will result in the ability to appeal more effectively to a broader range of adult audiences. The format of Private videos is consistent with the style, quality and focus of the Private brand. The Company believes that the quality of content and production will continue to differentiate the Company from its competitors.

DISTRIBUTION

     The Company distributes its productions worldwide via Beta masters, videocassettes, laserdiscs and DVD's that are sold or rented in video stores, sex shops, newsstands and other retail outlets, and occasionally, where allowed, through direct mail. The Company's Web site recently contributed to boosting video sales and Management expects this new medium, together with TV Home Shopping, to become significant distribution channels in the future.

     During the last six years, the Company entered into several distributorship agreements in approximately 35 countries worldwide. Pursuant to these distributorship agreements, either Milcap Publishing Group or occasionally Milcap Media Group, provides monthly a minimum number of new titles during the term of the agreement, and a licensee normally serves as the exclusive distributor throughout its own country or language territory. Under the various distributorship agreements, licensees are normally required to purchase a minimum number of units for each monthly period during the term of the agreement.

     Typically the licensees then customize, dub or subtitle the movie, as appropriate, to meet the needs of individual markets. In countries such as the U.S. and Germany, the Company has expanded its relationships with its national distributor by entering into exclusive multi-year multi-product output agreements. Private USA, Inc., for instance, coordinated the incorporation of PCI Private Collection International, Inc. which in 1995 became the worldwide distributor of the Company's novelties collection. In another case, VPS Film Entertainment GmbH, Munich, recently contributed to the launching of the Company's contact magazine.

     In countries such as France and Italy, the Company established local subsidiaries for the purpose of owning or controlling the local distribution. In the near future, the Company intends to renegotiate some of its national distributorship agreements in order to vertically integrate the Company into its chain of distribution. In general, national distribution agreements enable the Company to have an ongoing branded presence in international markets and generate higher and more consistent revenues, rather than selling on a direct basis.

VIDEO DUPLICATION/PRODUCTION TECHNIQUES

     Betacam masters are produced by Milcap Media Group S.L. and Milcap Publishing Group and, from there, they are sent to the different distributors and duplication centers. Certain distributors receive a master directly and do their own duplication.

     All artwork to print the video covers is created at Milcap Media Group S.L. Most of countries receive their own ready printed covers from Spain and some countries print their own covers. Body labels for the videocassettes are printed in Spain, and then mailed to the different distributors. All of the body labels have a golden stamping for the control of pirate copies.

INTERNET SERVICES

THE PRESENT

     The Company believes it is uniquely well positioned to exploit the growing adult entertainment Internet market in view of a number of factors, including
(i) an extensive library of high quality Internet media content developed over the past 34 years, to which it retains exclusive worldwide rights, (ii) the ability to generate new, high quality, media content on an ongoing basis, (iii) its established industry position in the adult entertainment market, and (iv) the Company's financial ability to maintain and upgrade its Internet infrastructure.

     In particular, the Company sources and owns the worldwide rights to its extensive media library, with an archive of high quality media content built up over the past 34 years and new material added each month. This factor alone distinguishes Private from most of its competitors on the Internet, who have to regularly buy or license content from third parties to maintain and grow their revenue base. The Company is also able to offer a wide range of other proprietary products, such as DVDs, CD-Roms, magazines, videos, energy drinks and supplements, adult pleasure products and the Private Circle fashion line.

     In view of the Company's strategic position, Private launched its initial site on the Internet at www.private.com in 1997. This site is now one of the Internet's most visited destination sites, with approximately 900,000 visitors per month. Taking full advantage of the technological capabilities of the medium, the private.com site contains several editorial features from the Company's magazines and select photos from various pictorials. The Company's site also promotes and sells the product range: magazines, videos, CD-Roms and collections. The Company recently implemented its Internet division by adding new hardware and a satellite connection to the backbone of the Internet in the U.S. in order to administer increased traffic to the private.com site. The new hardware and software are of the latest technology, which may also help attract additional advertisers to this site and its two new proprietary sites, privatecinema.com and privatelive.com, by providing an opportunity to target a focused market from underdeveloped related sites.

     Private.com, which represents over 16,000 Web pages, is currently generating a traffic of approximately 900,000 unique visitors per month and more than 54,000,000 requested pages per month. Currently, the members' area is yielding up to 30 new members every day paying a yearly fee of $100 and as of March 31, 1999 there were over 4,500 active members of private.com. The mailing list of the WWW Club exceeds 65,000 addresses and there are approximately 1,000 new addresses per day added to the list.

     Private WWW Club members are allowed to view thousands of pictures on the site. Major attractions include x-files, pictures designed in new formats, such as photo sets with pictures never shown before, slide shows and search engines. The site is constantly updated with new material and the full archive of every Private magazine that has been published and clips from all Private videos ever edited. The Company estimates that Club membership enables it to give its customers $5,000 of product value for a $100 membership fee.

     In the first quarter of 1999 the Company opened two new Web sites, www.privatecinema.com and www. privatelive.com, to provide on-line Internet access to proprietary videos and live adult entertainment. The Company believes that as of today it has the capacity and the best technology available to distribute movies via satellite link in this fast growing market . The system transmission for privatecinema.com provides users with all of the Company's video and film titles available. These videos are edited and cut into 10 and 12 minute stories. The prices range from $19.95 for a monthly subscription to $49.95 for a quarterly subscription.

     Privatelive.com sells access to live adult entertainment at a billing rate of $9.95 for 10 minutes in blocks of 10, 30 and 60 minutes. Using a statistically established standard purchase rate of 0.1% to 0.6% and an average purchase time of 30 minutes, the Company anticipates up to 250 customers per day by June 1999 and expects this rate to double over the next 12 months.

     The Company's two newest proprietary sites, www.privatelive.com and www.privatecinema.com,are the culmination of the Company's development of a user-friendly streaming video application which is fully browser compatible and does not require any plug-in applications. Offering high quality video-on-demand, this software gives the Company a distinct competitive advantage. The Webcam software behind these sites can serve more than 1,000 customers simultaneously at 50% capacity, generating up to $1,000 per minute. As with private.com, this is achieved by servers connected to a full optic redundant DS3 connection into the Internet's MaeEast backbone in Washington, D.C.

     Private utilizes direct marketing of all of its products by e-mail, with a current e-mailing list of 65,000 addresses. The Company also has direct links from its DVD and CD-Rom products to its Internet sites, where such products can quickly be updated.

     The Company utilizes a SecureWebPay application which, in conjunction with Web 800, allows the processing of credit card transactions whereby the credit card is checked on the fly while sharing databases with financial institutions.

     Being socially aware and sensitive to government strictures, the Company has in place a well known protection program for minors which can be controlled by adults to limit access to the Company's Web sites.

LICENSEES

     The Company licenses the right to use its trademarks and photo and video library to third parties, such as the owners of the following Web sites: privategold.com, sex.se, privateusa.com, private.com.ar, private.com.au, maxs.se and clubx.com.au, which are either licensees or independent distributors.

     In December 1997, Milcap Media Limited entered into an Internet license agreement with Cyber Entertainment Network, Fort Lauderdale, Florida (CEN), whereby CEN, which is in the business of developing and operating various Web adult sites, was granted use of the Web site privategold.com. The Company provides the site with adult images and videos and is entitled to receive a percentage of the gross revenues from fees collected with the sale of memberships to the site. The current revenue stream to Private exceeds $40,000 per month, an increase of 340% over 1998, with the number of unique visitors per day as of January 1999 estimated at 60,000. As of January 1999 two other licensed sites, privateshops.com and sex.se, achieved 10,000 and 15,000 unique visitors per day, respectively.

     In addition, 20 other licensed sites, including www.maxs.se, maxs.dk, culbx.com.au, privateusa.com, private.com.br and private.com.ar, together receive an estimated 15,000 unique visitors per day. Further, an additional 100 virtual shops selling the Company's licensed products, including gatas.com.br, adultcatalog.com, adultzine.com, sextoys.com, sexmachine.ch, dragon.ca and adultvideos-cd.com, are estimated to reach 250,000 unique visitors per day.

     In the Summer of 1998, the Company launched its Reseller Program, initially providing the other Web sites with promotional material designed to sell Private's product range. Late in the first quarter of 1999, the Program continued its aim of attracting adult industry and on-adult industry Web site owners and potential Web site owners to sell Private's products by means of a 25% commission program, which is supported by fulfillment from the Company's networks of worldwide local distributors.

THE FUTURE

     The Company believes that Internet sales and marketing programs presently in place or expected to be implemented in the near future will allow Private to expose its products to an estimated 1,000,000 unique visitors per day by the end of 1999. Private will continue to develop and implement new product and marketing innovations designed to make Private the leading purveyor of adult entertainment on the Internet. Private intends to continue to capitalize on its
extensive library and brand loyalty established over many years.   In addition,
the Company is evaluating strategic alliances and potential acquisitions of Internet related companies to augment internal growth. Because the Internet is uniquely suited for the sales and marketing of Private's adult entertainment products in the privacy of the customer's home, Private anticipates that the Internet market will provide a significant source of revenue in 1999 and beyond.

CD-ROMS AND INTERACTIVE GAMES

THE CD-ROM MARKET

     The Software Publisher's Association estimated that the number of CD-Rom households by the end of calendar 1997 was 45 million worldwide (30 million in the U.S. market alone), growing approximately 50% from the previous year. This growth has been primarily fueled by the availability of multimedia computer systems. Typically, most new computers purchased are being shipped with built-in CD-Rom drives. CD-Rom products enable viewers to enjoy full-screen, full-motion CD-Rom visual display.

     In the last few years, the Company entered into partnerships with companies to create multimedia products, such as Video CD-Rom titles and several kinds of Video Photo Discs and Interactive Games. Management has determined that it is more efficient and cost effective to engage independent contractors to digitize and convert the Company's motion pictures into the CD-Rom format and to acquire proprietary distribution rights to CD-Rom interactive games authorized by independent software developers. Accordingly, since 1997, the Company has reduced its Swedish in-house technical workforce and has contracted the product development and distribution process to outside specialists.

     The product development process includes design, prototyping, programming, computer graphic design, animation, sound and video recordings and quality assurance. The Company has and expects to continue to utilize third-party designers, artists and programmers to introduce creative and technically superior products. Due to the technological complexity, inherent uncertainty in anticipating technological developments, the need for coordinated efforts of numerous technical personnel in such development, and the difficulties in identifying and eliminating errors prior to product release, the success of software product development is unpredictable.

     The Company has and intends to continue to digitize and convert selected titles from the Company's existing film library to the CD-Rom format under the trade name Private. It has financed and it will continue to finance the development of technically sophisticated products on the most popular personal computer platforms, currently Microsoft Windows 98 and the hybrid Windows/Macintosh platform, primarily for use in home personal computers.

PRODUCTION, DISTRIBUTION AND FULFILLMENT

     Preparation of master CD-Rom discs, user manuals and promotional materials, as well as duplication of the CD-Rom discs and printing of the user manuals and packaging, has been and will continue to be performed by outside developers. Management does not anticipate experiencing any material difficulties or delays in the manufacture and packaging of its products. Distribution of CD-Rom disc products is accomplished through the same distribution network of wholesalers and retailers through which the Company distributes its magazines and adult video products.

     Sales of consumer software are highly dependent on the availability of relatively inexpensive personal computers. Major computer manufacturers have continued to enhance their lower-end product offer to consumers by increasing the power and speed of these machines without significantly increasing the price. As indicated above, the inclusion of CD-Rom technology in home personal computers and the decline in prices for CD-Rom hardware is expected to contribute to the demand for CD-Rom software products that can utilize the graphics, sound and data capabilities of the latest hardware technology.

     The Company has no way of accurately assessing the amount of capital resources that will be required to develop these future projects, or the amount and extent of financing that will be available to meet these requirements. The development of these kinds of products incurred minimal operating costs during fiscal 1998 and have been financed through the cash flow generated by the various operations.

CD-ROM LIBRARY

     Although the Company intends to focus on digitizing selected titles from its existing film library for the foreseeable future, it will continue to be engaged in the development and distribution of other adult-theme digital multimedia projects such as interactive games.

     Presently, the Company's CD-Rom library can be described as follows:

     Private Photo CD-Rom Discs

     This includes Private Collection (Vol. 1-4) and other similar CD-Roms. The program's floating control panel makes it easy to browse through more than 2,000 color-pictures included on each CD-Rom. This type of CD-Rom is easy to use and has graphical interfaces including interactive menus and slide shows with background music.

     CD-Rom Interactive Adventures and PC Games

     This includes CD Sampler, Hard Core Gallery and Private CD-Rom Magazine. These types of CD-Rom's are digitally encoded in MPEG/Quick Time Format to ensure the highest available quality, integrated with sound, and at the touch of a fingertip, users can find a vast selection of the Company's films and magazines. Private CD-Rom Magazines are hybrids that play both on PC/Windows and on Macintosh computers.

     The user of these interactive CD-Roms interacts and decides what will or will not happen on the screen and has total control over the actual events. Private Pleasure Park 1 & 2, Private Investigator (awarded 1996 Best Interactive Game at the AMEE Award Show in Las Vegas), Private Prison and Private Castle are examples of this type of production.

     The Company's PC games incorporate state-of-the-art technology in advanced arcade PC games. The games combine exciting and challenging top level computer games with hard-core or R-rated movies and pictures. The PC games run in a PC/Windows environment and are compatible with Windows 98. Pornmania and Porntris, which has been the best selling adult PC-Game in Europe since 1994, are just two examples of this kind of production.

     The Company is competing with other CD-Rom producers such as VCA Interactive, Disk Magic, Arcus Media Group, Digital Playground, PIXIS Interactive, Venus Interactive and New Machine Publishing. Future product releases by the Company will be dependent on the continued market acceptance of its initial product releases, which, for the time being, is very positive.

OTHER ANCILLARY PRODUCTS AND SERVICES

THE LASERDISC MARKET

     According to the LaserDisc Association, more than 2.0 million U.S. households own a laserdisc player. The worldwide laserdisc household figure is estimated to be in excess of 12.0 million with the heaviest concentrations in Japan, Taiwan, Hong Kong, Singapore, Malaysia and Indonesia. The LaserDisc Association estimates that the installed base of laserdisc households in the U.S. will grow at a rate of 25% per year for the next year or two, and then see little or no growth as the next Video Disc technology takes hold (see "DVD Markets"). Laserdisc is primarily a sell-through business (not much rental activity) and caters to upper-income households with home-theater installations. Laserdisc employs an analog video technology along with a digital sound technology to deliver twice the resolution of ordinary home video cassettes. Laserdisc's popularity has grown over the past ten years among movie enthusiasts for its "instant access" capabilities (similar to audio CD) and its durability as a movie playback medium. Laserdisc's disadvantages include its size (12 inches in diameter), high retail price, and the limited amount of information that can be placed on a single side of a disc (60 minutes maximum).

     Presently, the Company has only released approximately six of its titles on laserdisc format. Due to the structure of its current network of distributors, the Company is not emphasizing the production of laserdiscs, which represents some sales in the U.S. and a quite small market in Japan. Private Video Magazine 2, 3, and 4 and Private Film 6 (Lady in Spain) are still available on laserdisc format. Since December 1997, most of the new releases are now edited on DVD as a complement to the classic video format.

THE DIGITAL VERSATILE DISC MARKET ("DVD")

     The market for Digital Versatile Disc ("DVD") started to grow dramatically beginning in the fourth quarter of 1998. In October 1996 a unified, single standard was finalized for the mastering (with copy protection) and replication of DVDs. It is widely believed that this unified DVD format will make serious inroads into the market shares currently held by laserdisc and, to a much greater extent, the video cassette recorder. DVD has several major advantages over competing home video delivery technologies: 1) A single 5 1/4" DVD can hold up to 135 minutes per side of high resolution digital full-motion video and audio; 2) Instant access is available to a favorite scene; 3) DVD contains significantly higher image and audio quality than laserdisc and video tape; 4) Multiple language tracks can be incorporated on one disc; 5) Since DVD is 100% digital, the cost of replication is comparable to CD-Rom or audio CD; and 6) A relatively low replication cost will translate to a retail price for a motion picture of under $20.00, giving this medium tremendous mass-market potential. Experts at Toshiba estimate that the market for DVD software could exceed $20 billion by the year 2005. The next evolution of the CD-Rom drive, now standard equipment for all multimedia computer systems, will be the DVD-Rom. Similar to a CD-Rom in most respects, the DVD-Rom will be capable of holding more than ten times more information than a CD-Rom. Management believes that the market for feature-film and video on DVD will initially consist of computer users with DVD-Rom drives.

     The Company's DVDs are produced, encoded and programmed in the U.S. Replications for the U.S. market are made in the U.S., while worldwide replication and distribution is arranged by the Spanish operation.

     There are currently only a few of the Company's DVD titles available on the market. The best selling of them is the Pyramid Trilogy and Tatiana, and the Company plans 20 new releases in 1999.

THE PRIVATE COLLECTION

THE MARKET

     The Company, together with some of its licensees, are currently working on the development, marketing and distribution of high-quality branded merchandise. The Company's licensed product lines include clothing, novelties, accessories, fragrances, leather goods, eyewear, nutritional supplements, aphrodisiacs and condoms. These products have been marketed principally through mail-order and retail outlets, including department and specialty stores. In the November 1998 the Company entered the TV Home Shopping market, engaging in the sale of proprietary products, including videos, magazines and proprietary adult pleasure products under the brand "The Private Collection," on Swedish television This new area has been well received, and the Company intends to expand TV Home Shopping to other territories and formats in 1999.

THE PRIVATE COLLECTION

     On November 30, 1995, Milcap Media Limited entered into a license agreement with Private Collection International, Inc. ("PCI") in Los Angeles, California, and granted the licensee the worldwide rights to own, operate, distribute, subcontract, market, advertise and promote merchandise including, rubber goods, vibrating products, pumps, electric items, lotions, lubricants, potions, aphrodisiacs, realistic rubber and latex productions, condoms, dolls, jelly products, massagers, playing cards and all other items that fall into these product groups, except the rights to greeting and trading cards, leather and other apparels and lingerie which have been licensed on a non-exclusive basis. The term of the agreement is seven years. In consideration for the rights granted, the licensee agreed to pay a royalty equal to ten percent of the gross product receipts. The licensee agreed, among other things, to pay a guaranteed minimum royalty of $100,000 for the first year of the term, $200,000 for the second year of the term and $400,000 for the third year of the term. In March 1998 the Company agreed to amend the original license agreement accepting, among other things, a flat $175,000 fee for the 1997 calendar year and a modification in the royalty calculation. Payment of this amount has been personally guaranteed by the owners of PCI and is payable on or before July 30, 1999.

     Sales of PCI in 1996 were $769,266; sales of PCI for 1997 were $1,492,044; and sales of PCI in 1998 were $2,278,908. PCI continues to seek to identify the best possible selling goods in a very sensitive market, which is currently represented by some 5,000 to 6,000 different items available to consumers. The Company expects these sales to increase in 1999 as TV Home Shopping and Internet sales increase. The Company believes that customer anonymity in these distribution channels will result in growing product sales.

NUTRITIONAL SUPPLEMENTS, DRINKS AND OTHER SIMILAR PRODUCTS

     In October 1997 the Company entered into a licensing agreement with RH-Patent & Original AB of Hagersten Sweden, an international agency of St. Raphael, Inc., a U.S. production entity, with the intent to expand the market for nutritional supplements such as Private Passion, Private Kick, Cold Relief, Metabolize 2000, Sleep Eeze, Maxi Charge, and personal care products such as Brazilian Bronze, Waistline Management, Cellulite Regulator Gel and Tight Factor.

     The licensee has labeled existing government approved products such as guarana-based energy drinks and aphrodisiacs, with Private, Private Passion and Private Kick, to be distributed within the current distribution network as well as in new markets. These products are also promoted for mail order and on the Internet. In consideration for the rights granted, the Company is entitled to receive a percentage of the product's gross receipts, i.e. 15% up to 10,000 total items, 20% on direct sales (mail order via licensor) and 15% on every gross sale by distributors. Minimum sales for automatic renewal of the contract are $100,000 for 1998, $200,000 for 1999, and $400,000 for 2000. The Company
agreed to provide the licensee with a minimum advertising space on its Web site.

     The Company is currently negotiating with an Austrian producer of energy drinks and a final agreement is expected to be signed in 1999. So far, DYNAMITE Getrankevertriebbesellschaft m.b.H. of Graz, Austria, has delivered a first order of 100,000 prototype cans of a new energy drink named Private Dynamite. The Company created the design which includes the Private logo and non-explicit pictures of models labeled on the can. This drink is similar to the original Dynamite currently on the market, but the recipe has been changed by adding ginseng and other ingredients. This first order was delivered for approximately $0.31 per can. Larger orders on better conditions, together with distribution agreements, may be finalized if the drink is well received by the markets under review. The priority markets are Spain and Germany. The rest of Europe and the U.S. are expected to follow during 1999.

PRIVATE CIRCLE, INC.

     During the last few years, the Company invested in the production and distribution of promotional casual clothing such as: T-shirts, sweat shirts, rugby shirts, polo shirts, pique shirts, shorts, wind breakers, beach towels, swim suits, training suits, sunglasses, belts, shirts, bath robes, sweaters, trousers and baseball caps. Some of the production was sold by the Company's distributors, but most of it was given away as marketing tools.

     In May 1998 the Company entered into a Letter of Intent with Mr. Danny Cook and Ms. Quamilla Carlsson, two fashion designers d/b/a Zabata Clothing, Los Angeles, California. Subject to the terms and conditions of a definitive agreement, the Company was to grant to the designers, the non-transferable and exclusive license to use the trademarks in connection with the manufacturing, distribution and marketing of their collection. At the same time, the Company was to acquire all of the assets of Zabata Clothing and enter into a joint venture to form a new entity to pursue a new clothing business. Subsequent to the end of 1998 a definitive agreement was concluded among the parties, which instead provided for Private Circle, Inc. to be formed as a wholly-owned subsidiary of the Company, with the designers maintaining responsibility for its day to day operations and design and creative issues.

     A catalogue and a video introducing the first Private Circle Collection was distributed at the Cannes Festival in May 1998. Subsequently, the Private Circle Collection has been exhibited at several trade shows in the U.S., with the commencement of the distribution of the Collection in 1998.

STRATEGIES

GENERAL

     To capitalize on its international name recognition and extensive high quality media library, the Company continues to increase its international product marketing activities, specifically targeting growth for its licensing business and several other activities. The Company's marketing strategy is to license and/or distribute its high-quality publications and adult home videos worldwide, both through the expansion of traditional distribution channels, and by aggressively exploiting the Internet and Home TV Shopping markets. Additionally, the Company licenses its trademarks for use on various consumer products, such as apparel, trendy streetwear and accessories, cosmetics and beverages. The Company's business and operating strategy is designed to provide strong revenue growth and increase profitability by improving the performance of existing titles, launching and/or acquiring additional publications and developing other ancillary revenue streams, either proprietary or under license agreements, in order to better capitalize on its internationally-recognized brands, an extensive high quality media library and efficient operations.

     In addition, the Company is planning to achieve growth through acquisitions of existing business enterprises. The structure of the adult entertainment industry is such that there are just a few large corporations, and the Company believes that none of them have an international presence as the Company does in the markets where Private competes. In addition, just a few of these corporations are publicly traded, and the Company believes that none of these publicly traded companies which compete directly with the Company have the financial capability and the market liquidity necessary to attract other businesses under merger or acquisition agreements.

     Management believes that because its Common Stock is publicly traded and the Company has an international presence, it will be in a position to acquire many of the hundreds of privately-owned adult entertainment businesses, which typically have limited financing and personnel, and who often, as a result of limited capital resources, have no other alternative but to continue their business as it is. Management believes that, as a public company, it will be able to attract privately-held acquisition candidates at a much lower price/earning multiple than that of the Company.

MARKETING

     By using its core publications as platforms for launching new "spin-off" publications, the Company has efficiently developed and produced a diverse and profitable portfolio of highly-specialized adult publications. The Company believes that it has a competitive advantage as a result of its editorial staff's ability to identify potential markets for new publications, and the Company's ability to gain access to newsstand distribution channels has enabled its new publications to become better established in several new markets. In relation to the video distribution the strategy is to increase sales of sell-through cassettes on a worldwide basis and to launch additional labels in order to increase profits. All of the titles in the Video Library will also become available on DVD and this is expected to add to the already established sales per title. Furthermore, the Company is currently negotiating to commence TV broadcasting of material adapted to what is legally accepted in each territory.

INTERNET

     Recently the Company has deployed substantial human and financial resources into developing and implementing its Internet operations. For this purpose the Company hired highly qualified people and set up a separate division. The prime objective of this division is to offer the most unique services available on the Web, including the recently launched video-on-demand (privatecinema.com) and live-sex (privatelive.com). The Internet division offers products and services both for the Company and for other companies in the Internet marketplace. The Company believes that the Internet division will be a strong revenue provider and that the Internet will ultimately compete with home video viewing in the future. See "Internet Services."

OPERATIONS

     Management has identified and implemented operating improvements that have resulted in significant cost savings through personnel reductions, lower lease costs, tighter purchasing procedures and controls and restructuring the Company's relationships with its principal vendors. In addition, the Company adopted a new operating policy that provides for one or more of the following actions if any of its publications generate continued losses: (i) discontinue or sell such magazine; (ii) merge such magazine with the Company's existing magazines; or (iii) enter into strategic partnerships with third parties. The Company will remain focused on identifying additional operating improvements to further increase its operating efficiencies and profit margins.

MISCELLANEOUS

     The Company believes that there are numerous opportunities to increase ancillary revenues by leveraging the editorial content and the internationally-recognized brands of the Company's existing publications through worldwide licensing arrangements, strategic joint ventures, retail alliances, affinity group marketing, electronic software and games.

DISTRIBUTION METHODS, PRICE POLICIES AND PIRACY PROBLEMS

DISTRIBUTION METHODS AND PRICE POLICIES

A. NATIONAL NEWSSTAND NETWORKS

        The distribution of magazines, videos and CD-Roms is based on an agreed allocation, VAT excluded, based upon the cover price between the Company and the National Newsstand Network.

   Advantages

   These distributors are very easy to deal with as they manage themselves most of the time; they have solid companies and are most reliable; they also generally pay on time. This distribution method is also a very good instrument when the Company wants to run statistics on sales, as it can get a good input on the situation regarding every local market. As far as magazines are concerned, this type of agreement can allow the distribution of the highest volume of copies in a specific market. As a result of reaching many local retailers and sales points throughout the territories, it also brings the best margin per copy.

   Disadvantages

   Magazine distributors with a right to return the products can create some problems for the Company, but on the other end, returns do not really go wasted, as these are purchased by distributors who only handle old issues of the product (See: Wholesalers of Back Catalogue). As far as video distributors are concerned, a right to return the products is not beneficial for the Company, as it is not always easy to sell the returns (custom made, per language and layout). The end-user price obtainable for CD-Rom products through this distribution channel is 30-50% lower than for traditional CD-Rom channels (the maximum end-user price obtainable is 150-200% of a magazine cover price distributed through the same channels). This market is most suited for some older products (12-36 month), where the consumer cut price will not affect the market price in the other distribution channels. There is still not the same market for CD-Rom return products as there is for traditional magazines, i.e. distributors who only deal with old issues of the magazines (See: Wholesalers of Back Catalogue/Magazines). The duplication price of a CD-Rom combined with the extra packaging costs for adding the CD-Rom to the cover of a magazine or similar product carrier (needed in most countries for distributive/regulative purposes), adds to the total cost of each product; CD-Roms are in this case more sensitive for damages from transportation and need to be handled with care throughout the return process.

   For all products, a common disadvantage of this distribution method is that the conditions of payment are in general quite long, i.e. between 90 and 180 days.

B. WHOLESALERS

   Advantages

   For magazines, videos and CD-Roms, this is the traditional way of distribution and in some territories also the only possible way of distribution; it is a satisfactory form of sale from a cash flow point of view, because the conditions of payment are 0-30 days. Another advantage, as far as magazines are concerned, in comparison with the National Newsstand Networks, is that the Company does not get any returns with this kind of distribution. As for CD-Roms, this is the best system to ensure the highest possible end-user price.

   Disadvantages

   As far as magazines and videos are concerned, this method gives the Company less control of the distribution within the territories, resulting in overflow into other territories; it also gives it a low margin per copy, in comparison with the National Newsstand Networks. In the case of CD-Roms, since it is very expensive for the wholesalers to finance their stock, it is important for the Company to keep a good inventory for timely deliveries on short notice.

C. LICENSEES

   The sale of magazines to licensees is based on an agreed allocation of the cover price, after the distributors' variable costs, such as printing and color separations. Videos are sold to licensees on an agreed allocation after the distributors industrial costs.

   Advantages

   For magazines, this is a very cost effective way of distributing, as the distributors take all the costs for printing, etc. and the Company only collects the royalties, generally producing good cash flow. Logistics are very simple and uncomplicated. As far as videos are concerned, licensees know their market very well as they have their own sales force that efficiently work up all the shops in the territory and in this way maximize the sales. This is also in many cases the only way to reach the video rental stores. As for CD-Roms, having a licensor (i.e. territorial distributor) who acts as a wholesaler for CD-Rom products with a stock on consignment is financially smart. The financial burden of the stock is moved from the wholesaler to the Company, where the actual invested money into the products is substantially less than to the wholesaler. In some cases the wholesaler is charged half or full duplication costs to minimize the Company's cash exposure. This enables the wholesaler to always keep plenty of products in stock to service his customers who order very frequently and need delivery within one or two days.

   Disadvantages

   As far as magazines are concerned, a negative effect of this method is that the Company has less control over the printing when it comes to volumes and quality, as this is controlled by the distributors themselves; it gives the Company the lowest margin of all the different distribution methods. In regards to videos, this method is more labor intensive, and it takes longer for the distributors to pay. In regards to CD-Roms, allowing the licensor to keep products on consignment means that the Company has to have a good financial trust in each licensor to guarantee at least the duplication and transportation costs, against any licensee's default.

D. WHOLESALERS OF BACK CATALOGUE

   Advantages

   With this distribution method, the Company has the possibility to sell all the returned products received from the distributors in the National Newsstand Networks. As the Company can use a different price policy on the Back Catalogue, it is able to sell the magazines at a lower price, enabling the marketing division to operate in territories with a lesser economy, i.e. opening new markets.

   Disadvantages

   As many of these distributors can often be found in developing and unstructured countries, they can be labor intensive to work with; these distributors seldom pay on time.

E. INTERNET

   Advantages

   This way of distributing increases the total sales points in every area as a result of the customer accessing the products easier. It creates an in-house customer base, and gives the Company a high margin per product sold, averaging 60% in 1998. This is the ultimate way of distributing the Company's products.. Apart from sales of the products via mail order, there is an opportunity to sell parts of the videos for the customer's demand, i.e. pay-per-view. The customer gets an option to preview samples of the videos, and then purchase the actual video. See "Internet Services." As far as CD-Roms and DVDs are concerned, this a rapidly growing market, as consumers on the Internet are very likely to have CD-Rom and/or DVD capabilities.

   Disadvantages

   The Internet distribution provides a great tool of marketing cross borders. However, it is important to take advantage of the current infrastructure in terms of culture, language, package and handling issues.

F. MAIL ORDER

   Advantages

   For magazines and videos, this distribution channel gives the Company the possibility to get extra sales in forms of Back Catalogue products on a Firm Sale basis (See: Wholesalers of magazines). Buyers often order high volumes and are well established companies; logistics are simple as the products have already been produced and prepared before. As far as videos are concerned, the requests for compilation tapes put together from old material, such as The Best of Private, are one way of creating extra sales at very low cost.

   Disadvantages

   The Company doesn't get a very high average price per copy for magazines and videos.

PIRACY PROBLEMS

        According to figures from the Motion Picture Association of America, annual losses from video piracy are an estimated $250 million in the U.S. alone, and close to $2.5 billion worldwide; adult video represents approximately 14% of the video business.

     The biggest piracy problem concerns the business done on markets where pornography is illegal or in countries with a poor economic situation. This is the situation mainly in the eastern states of Europe, such as Russia, Poland, Rumania, etc. Many of these eastern markets are so destroyed with piracy that it is more or less impossible to distribute the Company's products there. The piracy causes such a disturbed price structure that it does not leave any margins for the Company to sell its products in these territories. It is also very difficult to claim rights with reference to the copyright laws. This is a problem for everyone doing business in these markets.

     Another upcoming piracy problem that the Company will have to face regularly concerns the Internet. The question is how to confirm that all the different mail order sites selling Private products actually sell the original products, and not pirated copies. The problem lies in the distribution procedures, which in the case of Internet, is straight from the Internet provider's order page to the end consumer. Another problem connected with the Internet is fast advancing video streaming where the possibilities to control the origin of what is shown are almost none.

     Very unfortunately, when it comes to the piracy problems in the Eastern States of Europe there is not much that can be done, except for acceptance of the situation. Also in regards to mail order, it is very difficult to control what is actually happening. Most of these piracy situations are handled by the Company's legal counsel who attempt to resolve them or litigate, on a case-by-case basis. When it comes to the Internet, one solution could be the appointment of so called "Web Police", one for each territory. Private believes that it faces less piracy than other competitors. Piracy activity is most pervasive with regard to the distribution of videos. However, Private's distributors distribute a vast array of products, including CD-Roms, DVDs and adult novelty products. Private believes that its distributors are less likely to engage in video piracy as this would jeopardize their distribution of the entire line of distributed Private products.

     In July 1998 the Company launched a new program which it hopes will reduce piracy. The program allows any person to sell the Company's products online on the Internet through a "Private Online Shop." By agreeing to link the independent representative's website to the Company's homepage, the independent representative will be allowed to offer Private products for sale directly to its customers. In turn, the independent representative is required to purchase merchandise directly from the national distributor. This marketing arrangement is expected to allow the Company to increase its points of sale throughout the world for a very low cost.

PROPRIETARY RIGHTS

     The Company believes that it has developed strong brand awareness within each of its magazines' and videos' targeted markets. As a result, the Company regards its branded magazine titles and logos to be valuable assets and believes that its trademarks are vital to the success and future growth of all of the Company's businesses.

     The Company has filed trademark registration applications with respect to most of its trade names and logos. The Company believes that the name recognition and image that it has developed in each of its markets significantly enhance customer response to its sales promotions. Accordingly, trademarks and copyrights are important to the Company's business and the Company intends to aggressively defend them throughout the world as it constantly monitors the marketplace for counterfeit products. Consequently, it initiates legal proceedings from time to time to prevent unauthorized use of the trademarks.

COMPETITION

GENERAL CONSIDERATIONS

     Nearly all of the Company's products compete with other products and services that utilize leisure time or disposable income. The businesses in which the Company competes are in general, highly competitive and service-oriented. The Company has few long-term or exclusive service agreements with its customers. Business generation is based primarily on customer satisfaction with reliability, timeliness, quality and price. The Company believes that the extensive and longstanding international operations, its name, its image and reputation, as well as the quality of its distributors, provide a significant competitive advantage over many other competitors seeking to establish a similar business.

     Although its magazines and videos are well established and high quality products in the adult industry, the Company is in competition with entities selling similar products at retail as well as by direct marketing, regardless of whether the products being offered are similar to the Company's products.

MAGAZINES

     The Company meets with minimal direct competition from other publishers of adult magazines and paperback books as well as all other forms of print media adult entertainment. The Company's publications are in general unique in their style and format and it is almost impossible to name any major competitor in this field. As far as magazines are concerned, the only similar business is represented by Rodox N.V. a Dutch/Danish corporation printing approximately 20,000 copies of monthly hardcore magazines.

     Magazines such as Playboy, Penthouse, Hustler or similar editorial publications do not compete with the Company's publication, since they are considered to be soft-core publications. There are several hardcore publications in each country where the Company's magazines are sold, but in general, they are printed in limited edition and lower quality than the Company's publications and therefore the Company is not fearing at present any major competition on this end of its business.

     As far as the U.S. market is concerned, none of the competitors publishes or distributes more than 5,000 copies per month, while Private USA, Inc. currently exceeds 15,000 sold copies of each magazine per month. In addition, none of these competitors normally own any pictorials.

VIDEO

     The production and distribution of video and cable television products are highly competitive, as each competes with the other as well as with other forms of entertainment. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of basic cable, satellite and pay television services now available. Revenues for motion picture entertainment product depends in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. There is strong competition throughout the adult video industry, both from adult video producers and from independent companies distributing amateurish material.

     The Company's primary competitors in the video industry area are adult motion picture studios, with in-house production and post production capabilities. Other competitors are smaller, but locally or domestically, they are capable of quickly identifying niche markets that could compete for the Company's customers. In addition, the Company also competes with other forms of media, including broadcast and cable television, direct marketing, electronic media and adult Web sites.

     Management believes that none of its competitors have larger worldwide distribution or have greater financial resources than the Company. The closest competitors are U.S. producers such as VCA Pictures or Vivid Film; smaller competitors are Wicked Pictures, Evil Angel Productions or Metro Global Media Inc., but all these competitors have a distribution in the U.S. market, while they are relatively less represented worldwide.

INTERNET

     As indicated above, the Internet market for adult oriented content is booming and the number of adult sites competing with the Company's is in excess of 30,000 http addresses, most of which are free sites and currently some of them can claim a higher daily traffic than the Company's site.

     Management believes that traffic on its Web site will change dramatically in 1999 as the new privatelive and privatecinema sections become established and the Company implements strategic alliances which are currently being negotiated.

     In addition to internal expansion of Internet activities and establishment of strategic alliances, the Company is planning to achieve growth through acquisitions of existing business enterprises. The structure of the adult entertainment industry is such that there are just a few large corporations and none of them have an international presence as the Company does. In addition, only a few of these corporations are publicly traded and among these few, the Company believes that none currently have the financial capability and the market liquidity necessary to attract other businesses under merger or acquisition agreements.

CD-ROM AND INTERACTIVE GAMES

     There are several competitors that have already released adult CD-Rom titles and interactive games, many of whom have significantly greater technical and marketing resources than those of the Company's licensees. Management believes that new competitors are increasing their focus on the consumer software market, which will result in greater competition for this kind of product. Management is not concerned by this situation because it believes that this area of the Company's activity will never represent a significant percentage of its overall business.

EMPLOYEES

     As of March 31, 1999, the Company (including its subsidiaries) employed 67 persons on a full-time basis.

     The Company's full-time editorial and post-production staff consists of an editor-in-chief, six executive editors and approximately seven editors, associate editors and assistant editors who oversee the quality and consistency of the artwork and editorial copy and manage the production schedule of each issue. The production of each issue requires the editors to coordinate over a two month period the activities of a writer, a pencil artist, an inker, a colorist and a printer. The majority of this work is performed at the Company's premises.

     The photographers and producers consist of freelancers who generally are paid on a per-assignment basis. The Company has entered into agreements with certain photographers or movie directors and writers under which such persons have agreed to provide their services to the Company on an exclusive basis, generally for a period of one to three years. Pierre Woodman is the main movie producer currently under such exclusivity agreement.

     The Company's Internet division employed 12 full time persons as of March 31, 1999.

     The Company believes that it has good relationships with its employees. Currently, none of the Company's employees are represented by any labor union.

GOVERNMENT REGULATION

     The Company operates in a regulated environment, requiring the Company to be socially aware and sensitive to government strictures. Private takes great care to comply with all applicable governmental laws and regulations in the jurisdictions where it operates, including laws and regulations designed to protect minors or which prohibit the distribution of obscene material.
Moreover, Private will not knowingly engage the services of businesses or individuals that do not adhere to the same standards. In the 34 years that Private has conducted business it has never been held to have violated any laws or regulations regarding obscenity or the protection of minors. Private continually strives to maintain the highest standards in the presentation of its media and other products, as is evidenced by the numerous industry awards which have been bestowed upon Private and its management over the years.

     Following is a description of some of the laws and regulations in the U.S. which impact the adult entertainment industry. It is not an exhaustive description of all such laws. Moreover, the regulatory environment is constantly changing in the geographical areas in which Private conducts business, and in some instances laws which are enacted are subsequently determined by the courts to be unconstitutional.

     The Classification and Rating Administration of the Motion Picture Association of America (MPAA), a motion picture industry trade association, assigns ratings for age group suitability for theatrical and home video distribution of motion pictures. Submission of a motion picture to the MPAA for rating is voluntary, and the Company does not submit its motion pictures to the MPAA for review. However, with the exception of several titles which have been re-edited for cable television, most of the films and videos distributed by the Company, if so rated, would most likely fall into the "NC-17 - No Children Under 17 Admitted" rating category because of depiction of nudity and their sexually explicit content.

     The right to distribute adult videocassettes, magazines and CD-Rom products is protected by the First and Fourteenth Amendments to the United States Constitution, which prohibit Congress or the various states from passing any law abridging the freedom of speech.

     The First and Fourteenth Amendments, however, do not protect the dissemination of obscene material, and several States and communities in which the Company's products are distributed, have enacted laws regulating the distribution of obscene material with some offenses designed as misdemeanors and others as felonies, depending on numerous factors. The consequences for violating the State statutes are as varied as the number of States enacting them. Similarly, 18 U.S.C. Sections 1460-1469 contain the Federal prohibitions with respect to the dissemination of obscene material, and the potential penalties for individuals (including Directors, Officers and Employees) violating the Federal obscenity laws include fines, community service, probation, forfeiture of assets and incarceration. The range of possible sentences require calculations under the Federal Sentencing Guidelines, and the amount of the fine and the length of the period of the incarceration under those guidelines are calculated based upon the retail value of the unprotected materials. Also taken into account in determining the amount of the fine, length of incarceration or other possible penalty are whether the person accepts responsibility for his or her actions, whether the person was a minimal or minor participant in the criminal activity, whether the person was an organizer, leader, manager or supervisor, whether multiple counts were involved, whether the person provided substantial assistance to the government, and whether the person has a prior criminal history. In addition Federal law provides for the forfeiture of: (1) any obscene material produced, transported, mailed, shipped or received in violation of the obscenity laws; (2) any property, real or personal, constituting or traceable to gross profits or other proceeds obtained from such offense; and (3) any property, real or personal, used or intended to be used to commit or to promote the commission of such offense, if the court in its discretion so determines, taking into consideration the nature, scope and proportionality of the use of the property in the offense.

     With respect to the realm of potential penalties facing an organization such as the Company, the forfeiture provisions detailed above apply to corporate assets falling under the statute. In addition, a fine may be imposed, the amount of which is tied to the pecuniary gain to the organization from the offense or determined by a fine table tied to the severity of the offense. Also factored into determining the amount of the fine are the number of individuals in the organization and whether an individual with substantial authority participated in, condoned, or was willfully ignorant of the offense; whether the organization had an effective program to prevent and detect violations of the law; and whether the organization cooperated in the investigation and accepted responsibility for its criminal conduct. In addition, the organization may be subject to a term of probation of up to five years.

     Federal and State obscenity laws define the legality or illegality of materials by reference to the United States Supreme Court's three-prong test set forth in Miller v. California, 413 U.S. 1593 (1973). This test is used to evaluate whether materials are obscene and therefore subject to regulation. Miller provides that the following must be considered: (a) whether "the average person, applying contemporary community standards" would find that the work, taken as a whole, appeals to the prurient interest; (b) whether the work depicts or describes, in a patently offensive way, sexual conduct specifically defined by the applicable State law; and (c) whether the work, taken as a whole, lacks serious literary, artistic, political or scientific value. The Supreme Court has clarified the Miller test in recent years advising that the prurient interest prong and patent offensiveness prong must be measured against the standards of "an average person, applying contemporary community standards," while the value prong of the test is to be judged according to a reasonable person standard.

     The Company is not directly engaged in the wholesale distribution of its products to U.S. wholesalers and/or retailers. The Company believes that owners of Private USA, Inc., its U.S. distributor, have taken steps to ensure compliance with all Federal, State and local regulations regulating the content of its motion pictures and print products, by staying abreast of all legal developments in the areas in which its motion pictures and print products are distributed and by specifically avoiding distribution of its motion pictures and print products in areas where the local standards clearly or potentially prohibit these products. In addition, Private USA, Inc. often requires that all video material be reviewed by an independent advisory panel comprised of two psychologists, a certified sex therapist, licensed marriage and family therapist, a certified sex educator and a licensed independent clinical social worker. Their review is directed to aspects of serious scientific value as set forth in the Miller test, because that aspect of the test is not limited by community standards but is concerned with whether a reasonable person would find such value in the material, taken as a whole. In light of Private USA's efforts to review, regulate and restrict the distribution of its materials, Management believes that the distribution of the Company's products does not violate any statutes or regulations.

     Many of the communities in the areas in which Private USA, Inc. offers or intends to offer products or franchises, have enacted zoning ordinances restricting the retail sale of adult entertainment products. Management believes that Private USA, Inc. intends to supply products only in locations where the retail sale of adult entertainment products is permitted.

     In February 1996, U.S. Congress passed the Telecommunications Act (the "Act"), and President Clinton signed it into law. Certain provisions of the Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to nonsubscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Act ("Section 505") is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding, or to restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Act are significant and include fines and imprisonment. Surveying of cable operators and initial results indicate that most will choose to comply with Section 505 by restricting the hours of transmission. Management believes that the Company's revenues will be marginally materially adversely affected as a result of enforcement of Section 505. In addition, as digital technology (which is unaffected by Section 505) becomes more available, the Company believes that ultimately the impact will be insignificant.

     The National Defense Authorization Act of 1997 was signed into law in September 1996. One section of that legislation that began as the Military Honor and Decency Act (the "Military Act") bans the sale or rental of sexually oriented written or videotaped material on property under the jurisdiction of the Department of Defense. A Federal Court has permanently enjoined enforcement of the Military Act and has prohibited the Department of Defense from changing its acquisition and stocking practices based on the Military Act. The government has filed an appeal and a decision by the Appellate Court is pending. The Military Act, if applicable to the Company's products and enforceable, would prohibit the sale of the Company's magazines and videos at commissaries, PX's and ship stores, and would adversely affect a portion of the Company's sales attributable to such products. Based on preliminary estimates and current sales levels at such locations, the Company believes that any such impact would be immaterial.

     As discussed above, U.S. Federal and State government officials have targeted "sin industries," such as tobacco, alcohol, and adult entertainment for special tax treatment and legislation. In 1996, U.S. Congress passed the Communications Decency Act of 1996 (the "CDA"). Recently, the U.S. Supreme Court, in ACLU v. Reno, held certain substantive provisions of the CDA unconstitutional. Businesses in the adult entertainment and programming industries expended millions of dollars in legal and other fees in overturning the CDA. Investors should understand that the adult entertainment industry may continue to be a target for legislation. In the event the Company must defend itself and/or join with other companies in the adult programming business to protect its rights, the Company may incur significant expenses that could have a material adverse effect on the Company's business and operating results.

CHILD PORNOGRAPHY

     The content of every single adult tape on the shelves of every video and adult store in the U.S. involves consenting adults. Roughly 90% of the material produced and distributed over the past 15 years contains mainstream sexual acts between consenting adults. The rest could be classified as specialty material which does not contain explicit sex, but which still involves consenting adults (i.e. fetish, bondage, etc.). Mainstream sex acts means intercourse, oral sex, anal sex, group sex, etc. The Company's adult movies do not contain any depictions, let alone actual performances of rape, sex with coercion, animals, urination, defecation, violence, incest or child pornography.

     Since 1990, the Free Speech Coalition has worked with the Federal government to create a workable regulatory system designated to prevent minors from working in the adult industry. Child Protection Restoration and Penalties Enhancement Act of 1990 (18 U.S.C. section 2257) requires, in essence, that no one can work without having copies of their passport or driver's license, and a declaration under perjury of their age and true name, on file with the Company's Custodian of Records, and available for inspection by law enforcement. Mrs. Gloria Leonard, an Officer of Private USA, Inc. is currently the President of the Free Speech Coalition.

     Child Pornography Prevention Act of 1996 goes beyond what was defined in existing law. The new law is directed for the most part at depictions where no minors are involved at all, with a few exceptions such as situations where a photo of a minor and a photo of an adult are merged by computer to create a photo of a minor engaging in sexual activities where the minor never actually did so ("appear to be" or "convey the impression" approach). This law is currently still not approved by the government and seems to be extremely questionable when it comes to enforcement and control.

     As indicated above, all the Company's products are all in compliance with 18 U.S.C. Section 2257 and all models performing in Company's productions are 18 of age or older.

SEASONALITY

     The Company's businesses are generally not seasonal in nature. However, June, July and August are typically impacted by smaller orders from some European and the U.S. distributors, due to the holiday season, while November and December sales are generally higher due to the printing of special issues such as The Best of Private.

ITEM 2.   DESCRIPTION OF PROPERTIES


LEASES

     During 1997, the Company relocated its principal administrative and operating offices from Stockholm, Sweden to Barcelona, Spain. The Barcelona facility houses the Company's administrative, editorial and operational offices, the data center, customer service, and some of the warehouse and fulfillment facilities. With the acquisition of the French distributor at the end of 1997, the Company also inherited some office space in Paris, France. Currently, the Company leases office space in Stockholm, Barcelona and Paris.

     Since May 27, 1997, Milcap Media Group S.L. is lessee under an initial 5-year lease representing its operating corporate office. The lease is effective from the May 27, 1997 (2d floor), November 1st, 1997 (1st floor) and October 3rd, 1997 (roof-surface for Internet satellite antennas) and represents approximately 1,300 square meters of corporate headquarters space located at Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain. Average monthly base rental expense is approximately $9,400. The rent expense is being charged to operations on a straight-line basis over the extended term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses. The majority of this space is used by all of the Company's operating groups, primarily for post production.

     Private France S.A. is lessee under an expired term lease, which is now currently month-to-month, for approximately 50 square meters of corporate headquarters space located at 17, rue Charles de Gaulle - 78680 Epone, France. Subsequent to the term of the lease, the average monthly base rental expense is approximately $1,067. The rent expense is being charged to operations, on a monthly basis.

     Private France S.A. also leases space for its warehousing facilities at RD S.L., B.P 2 - 28410 Saint-Lubin-de-la-Haye, at a price of $41 per pallet per month (the quantity of pallets varies from month to month).

     Milcap Publishing Group A.B. maintains its headquarters in Ryssviksvagen 2A 7tr, 131 36 Nacka, Sweden and consists of approximately 3,226 square feet of office space. The lease expires on December 31, 2000 and has an average annual base rental expense of approximately $34,937; it is subject to periodic increases to reflect rising real estate taxes and operating expenses. This space is utilized by the Swedish executive and administrative personnel.

     Private Media Group, Inc. maintains an office in the U.S. at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121. Presently, no office space is rented and the above address is simply a mailing address.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which are vigorously defended by the Company.

     The Company is presently engaged in litigation, most of which is generally incidental to the normal conduct of its business and is immaterial in amount. Management believes that its reserves are adequate and that no such action will have a material adverse impact on the Company's financial condition. However, there can be no assurance that the Company's ultimate liability will not exceed its reserves.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET FOR THE COMPANY'S COMMON STOCK

     The Common Stock of the Company has traded on the Nasdaq National Market since February 1, 1999 under the symbol "PRVT." Prior thereto the Common Stock traded on the NASD, Inc. OTC Bulletin Board since March 29, 1996. The following table sets forth the range of representative high and low bid prices for the Common Stock for the periods indicated, as reported by the NASD, Inc. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.


                                HIGH             LOW
                                ----             ---

     Fiscal 1998:

          First Quarter        $ 11 1/2        $  6 3/8
          Second Quarter       $ 12 3/4        $  7 13/16
          Third Quarter        $ 13 7/8        $  9 7/16
          Fourth Quarter       $ 12 1/2        $ 10

     Fiscal 1997:

          First Quarter        $ 31 7/8        $  6 1/4
          Second Quarter       $ 41 9/16       $ 12 1/2
          Third Quarter        $ 23 3/4        $  8 3/4
           Fourth Quarter      $ 11 7/8        $  3 1/8

     On April 12, 1999, the closing price of the Common Stock was $12.50 per share. On April 12, 1999 the Company had 550 holders of record of its Common Stock.

     All quotations prior to June 12, 1998, the date of the acquisition of Milcap Media Ltd. and CineCraft Ltd., reflect the price of the Common Stock of the inactive shell company. The Company believes that the sharp increase in the price of the Common Stock during the first three quarters of 1997 reflected the acquisition by the Company of Electric Entertainment Corp., which transaction was subsequently rescinded in November 1997. See "Business -History."

DIVIDEND POLICY

     The Company did not pay any cash dividends during its last fiscal year and the Board of Directors does not contemplate doing so in the near future. The Company currently intends to retain all earnings to finance the development and expansion of its operations, and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including results of operations, financial condition, business opportunities and capital requirements. The payment of dividends will also be subject to the requirements of Nevada Law, as well as restrictive financial covenants which may be required in future credit agreements.

TRANSFER AGENT

     The transfer agent and registrar for the Common Stock is InterWest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

RESULTS OF OPERATIONS

1998 compared to 1997

     Net sales. The Company reported net sales of SEK 165.1 million for the years ended December 31, 1998, which, compared to net sales of SEK 144.5 million for the year ended December 31, 1997, represents an increase of SEK 20.6 million, or 14.2%. The increase was partly attributable to increased video sales due to two factors; a higher output of new video releases, 61 titles in 1998 compared to 43 titles in 1997, and an increase in the number of video titles available for back-catalogue sales. Furthermore, the increase was attributable to an increase in CD-ROM sales and the first year of sales from Internet. Sales of magazines remained approximately the same in 1998 as in 1997.

     Cost of Sales. The Company reported cost of sales of SEK 71.3 million for the year ended December 31, 1998, which, compared to cost of sales of SEK 75.7 million for the year ended December 31, 1997, represents a decrease of SEK 4.4 million, or 5.8%. The decrease in cost of sales is the result of lower production costs during the year. The gross profit for the year ended December 31, 1998 was SEK 93.9 million, or 56.9% of net sales, which compared to gross profit for the year ended December 31, 1997 of SEK 68.9 million, or 47.6% of net sales, represents an increase of 9.3% in the gross profit margin. The increase is the result of the aforementioned lower production costs and high margins from CD-ROM and Internet sales.

     Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 52.4 million for the year ended December 31, 1998, which, compared to selling, general and administrative expenses of SEK 33.7 million for the year ended December 31, 1997, represents an increase of SEK 18.7 million, 55.5%. The increase was primarily attributable to non-recurring moving and organization expenses related to the relocation of several departments of the Swedish subsidiary to the subsidiary in Spain, the Company's investment in Internet related activities, and the introduction of the Company on Nasdaq National Market. The re-location which started during 1997 was completed during 1998. The investment expenses associated with Internet activities are expected to continue in 1999.

     Interest expense. The Company reported interest expense of SEK 0.74 million for the year ended December 31, 1998, which, compared to interest expense of SEK
0.32 million for the year ended December 31, 1997, represents an increase of SEK
0.42 million. The increase is the result of higher average short-term borrowings outstanding in 1998 compared to 1997, partially offset by reduced long-term borrowings.

     Income taxes. The Company reported income tax expense of SEK 1,4 million for the year ended December 31, 1998 as compared to an income tax benefit of SEK
2.1 million for the year ended December 31,

1997. The increase of SEK 3.5 million is primarily attributable to more of the Company's profits being recorded in tax jurisdictions where there is corporate tax.

     Net income. The Company reported net income of SEK 40.0 million as compared to SEK 37.0 million for the year ended December 31, 1997. The increase in 1998 net income was primarily attributable to increased sales and reduced cost of sales, offset by higher selling, general and administrative expenses.

Liquidity & Capital Resources

     The Company reported a working capital surplus of SEK 72.4 million for the year ended December 31, 1998, an increase of SEK 23.6 million compared to the year ended December 31, 1997. The increase is principally attributable to increased accounts receivable related to increased sales and increased inventories.

     Net cash provided by operating activities was SEK 36.9 million for the year ended December 31, 1998 and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 40.0 million and the adjustments to reconcile net income to net cash flows from operating activities, representing amortization of photographs and videos of SEK 17.9 million, depreciation of SEK 2.3 million and deferred taxes of SEK 0.4 million, provided a total of SEK 60.6 million. The total of SEK 60.6 million was then primarily reduced by the increases in trade accounts receivable, related party receivable, prepaid expenses and other current assets and inventories totaling SEK 28.5 million, offset by SEK 4.9 million from accounts payable trade, income taxes payable and accrued other liabilities. Net cash provided by operating activities was SEK 44.7 million for the year ended December 31, 1997. The decrease in cash provided by operating activities in 1998 compared to 1997 is principally the result of changes in operating assets and liabilities in 1998.

     Net cash used in investing activities for the year ended December 31, 1998 was SEK 38.3 million. The investing activities was principally investment in library of photographs and videos of SEK 29.9 million which was carried out in order to maintain the 1998/1999 release. In addition to investment in library of photographs and videos, SEK 4.9 million was invested in capital expenditures and SEK 4.3 million in other assets which was reduced by SEK 0.7 million from cash acquired in reverse acquisition. The increase over the comparable twelve-month 1998 period was principally due to increased investments in library of photographs and videos to support the Company's increased sales.

     Net cash provided by financing activities for the year ended December 31, 1998 was SEK 1.5 million represented by SEK 1.6 million from conversion of warrants and an increase in short-term borrowings of SEK

0.2 million on the line of credit offset by repayments on long-term loans of SEK
0.3 million. The increase over the comparable twelve-month 1997 period was primarily due to the absence of dividends paid and the presence of additional paid-in capital.

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

YEAR 2000

     The Company relies heavily on computers in its internal and external financial reporting systems. In addition, computers are used extensively throughout the Company to perform critical operating activities including the processing of payroll, accounts receivable and accounts payable and to perform critical analyses. The Company also makes use of computers for efficient communication with employees and customers, including extensive use of e-mail systems and the Internet, and is expected to expand its use of such technology in the future. Finally, embedded technology such as microcontrollers are commonly found in equipment used throughout the Company's operations. The complete failure of these systems could have a material negative impact on the operations of the Company. In addition, many of the Company's major suppliers and customers rely heavily on similar computer systems, and failures in such systems could disrupt their operations.

     The Company is substantially complete in assessing and addressing Year 2000 issues in its major computer systems. Most of the Company's major systems are Year 2000 compliant or have been updated in the normal course of business with applications that are Year 2000 compliant.

     In addition to substantially addressing Year 2000 issues in its own critical computer systems, the Company is in the process of contacting its major customers and vendors to assess their progress in addressing their Year 2000 issues. The Company expects to have responses from these customers and vendors by the second quarter of 1999. The Company believes that in making these contacts it can minimize the risks associated with Year 2000 failures of such vendors and customers. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted or otherwise addressed on time, or that a failure to convert by another company would not have a material adverse effect on the Company.

     While the Company has and will continue to make efforts to address Year 2000 issues, the Company could experience disruptions in its operations as a result of failures in its own systems and those of its major vendors or customers.

     To date, the total amount spent on Year 2000 issues has been less than $5,000 and has not been material to the Company's operations or financial condition. Based on current assessments, the Company expects to incur less than $5,000 in additional expenditures to address Year 2000 issues. However, these estimates are subject to revision based on future assessments and responses from vendors and customers.

     Estimates of the costs or consequences of incomplete or untimely resolution of Year 2000 issues would be speculative. The Company will continue to assess and address Year 2000 issues and expects to fund such efforts through operating cash flows and, if necessary, external sources of financing.

                                   PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth all of the current directors, executive officers and key employees of Private, their age and the office they hold with the Company. Executive officers and employees serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified.


                                                                               POSITION WITH THE
                                                                               -----------------
     NAME                                               AGE                  COMPANY OR SUBSIDIARY
     ----                                               ---                  ---------------------
     DIRECTORS
     ---------

        Berth H. Milton..............................   43       Chief Executive Officer, President and
                                                                 Director; Administrator of MMG

        Alfredo M. Villa.............................   37       Director, Secretary, Private Media Group,
                                                                 Inc.

        Bo Rodebrant.................................   45       Director

        Robert L. Tremont............................   54       Director


     OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES
     ------------------------------------------

        Claes Henrik Marten Kull.....................   33       Chief Marketing Officer, Private Media
                                                                 Group, Inc.; Marketing Manager, MMG

        Javier Sanchez...............................   36       Chief Operating Officer, Private Media Group,
                                                                 Inc.; General Manager, MMG

        Johan Gillborg...............................   36       Chief Financial Officer, Private Media
                                                                 Group, Inc.; Chairman and Managing
                                                                 Director of Milcap Publishing Group AB

        Jean-Pierre Michel...........................   45       Managing Director of Private France S.A.

     The following table sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers or key employees of the Company:

     BERTH H. MILTON was appointed to the Board of Directors in February 1998 in conjunction with the beginning of the final phase of due diligence process related to the acquisition of the Milcap Group by the Company in June 1998, and was the Corporate Secretary from June 1998 until February 1999. In February 1999

Mr. Milton was appointed Chairman of the Board and Chief Executive Officer of Private. Mr. Milton is one of the most well known and reputable figures in the industry, has been Administrator of MMG since its inception and has been acting as an advisor to the Milcap Group since 1991. Mr. Milton is also active in several international industry and real estate projects and developments

     ALFREDO M. VILLA has been a Director of the Company since December 1996, and served as the Company's President and CEO from December 1996 until February 1999. Mr. Villa holds a masters degree in economics from the University of Geneva, Switzerland and attended Bocconi University in Milan, Italy. He has over 13 years of experience with the Swiss banking industry. Mr. Villa is currently Chairman and CEO of SCF Societa di Consulenza Finanziaria S.A., a Swiss corporation specializing in asset management, mergers, acquisitions, and investment banking, where he has served since 1994. Prior to that Mr. Villa was an asset manager with several other European financial institutions. In addition, Mr. Villa was Chairman of the Board of Alma Grafiche Srl, of Milan, Italy, a leader in the high quality printing of books and magazines from 1995 until February 1998.

     BO RODEBRANT was appointed as a Director of the Company in August 1998. Mr. Rodebrant has operated his own accountancy and management consulting services, R&S Ekonomiservice, since 1986. Prior thereto he co-founded an ice cream business, Hemglass, which was the largest of its kind in Stockholm, Sweden. The business was sold by Mr. Rodebrant in 1986. Mr. Rodebrant holds a degree in construction engineering which he received in 1974.

     ROBERT L. TREMONT was appointed to the Board of Directors in September 1998. Since 1980 Mr. Tremont has owned and operated a number of businesses in the adult entertainment industry. Mr. Tremont is a principal in Sundance Associates and Private Collection International, Inc., which companies are exclusive distributors for most of the Company's products in the United States
and Mexico.   He has also been active in political and lobbying activities for the adult entertainment industry, serving for several years as President of the Free Speech Coalition. Mr. Tremont received a Bachelors of Arts degree from the University of Minnesota and a Masters of Arts degree from the University of the Americas in Mexico City.

     CLAES HENRIK MARTEN KULL joined the Milcap Group in 1992 as a sales manager, and has been Milcap Group's Marketing Manager since 1993, and was appointed Chief Marketing Officer of Private Media Group, Inc. in August 1998, with his main responsibilities being to identify and open up new markets and negotiate with distributors. Since he began working for the Milcap Group in 1992, approximately 25 new countries have been opened up. From 1991 to 1992 he operated his own business (his business partner was Johan Gillborg) which acted as a sub-contracted sales force for Securitas Direct of Sweden, which is one of Sweden's largest companies. From 1988 to 1991 he managed a private import and trading corporation, which became the start of his career as an entrepreneur and sales professional.

     JAVIER SANCHEZ was appointed as the Chief Operating Officer of Private Media Group, Inc. in August 1998, and has been the General Manager of MMG, member of the Board of MMG and Private France S.A., and minority shareholder of Milcap Media Group S.L. since its incorporation in 1991. He has been a member of the Board of Milcap Publishing Group AB since its incorporation in 1994 until 1997. From 1988 to 1991 he was the Operations Director of a mid-size printing company near Barcelona. From 1984 to 1987 he was the Production Manager of a major printing company in Barcelona.

     JOHAN GILLBORG was appointed as Chief Financial Officer of Private Media Group, Inc. in August 1998 and has been the Chairman and Managing Director of Milcap Publishing Group AB since 1994. Mr. Gillborg joined the group in 1992 as Marketing Consultant. From 1991 to 1992 he operated his own business which acted as sub-contracting sales force for Securitas Direct of Sweden (together with Mr.
Kull). From 1988 to 1990, Mr. Gillborg served as General Manager in the hotel business in the United Kingdom and Portugal. Mr. Gillborg holds a Bachelor's Degree in Business Administration from Schiller International University in London.

     JEAN-PIERRE MICHEL has been the Managing Director of Private France S.A. since 1994, when he started the distribution business which was purchased by MMG in 1997. Prior to joining the Milcap Group, Mr. Michel was the COO of Polygram France and was mainly active in the marketing division. Prior thereto he was active in the video and magazine industry and was sales manager for Antares, Sevres, France and Echo S.A., Boulogne, France.

       No director or executive officer serves pursuant to any arrangement or understanding between him or her and any other person.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 5 furnished to the Company covering its 1998 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of the Company's directors, officers and beneficial owners of more than 10% of the Company's Common Stock who are identified in the table appearing in Item 11 of this Report did not file the initial Form 3 on a timely basis, and Mr. Milton did not file a Form 5 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer and to the Company's other most highly compensated executive officer other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"), for services rendered in all capacities to the Company during the fiscal years ended December 31, 1998, 1997 and 1996. No other executive officer of the Company earned compensation in excess of $100,000 in each of these periods.


                          SUMMARY COMPENSATION TABLE

                                                                       LONG TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                                                      -------------
       NAME AND                                                        SECURITIES
PRINCIPAL POSITION DURING             FISCAL   ANNUAL COMPENSATION     UNDERLYING       ALL OTHER
     FISCAL 1998                       YEAR         SALARY($)          OPTIONS (#)   COMPENSATION($)
-------------------------             ------   -------------------    -------------  ---------------
 Alfredo M. Villa..................    1998          ---                   ---             ---
 Chief Executive Officer               1997       29,073(1)                ---             ---
 and President                         1996          ---                   ---             ---

 Berth H. Milton...................    1998      144,000                   ---             ---
 MMG Administrator,                    1997      145,000                   ---             ---
 Corporate Secretary(2)                1996      105,500                   ---             ---

 Javier Sanchez....................    1998      143,274                   ---             ---
 Chief Operating Officer, Private      1997        4,000                   ---             ---
 Media Group, Inc., General            1996        4,000                   ---             ---
 Manager, MMG.

------------
(1) Represents $20,000 of fees and $9,073 of expenses paid under a Consulting Agreement between the Company and a company affiliated with Mr. Villa.

(2)  Mr. Milton was appointed as the Company's CEO in February 1999.

     In June 1998 Mr. Milton received 175,000 Warrants to acquire Private Common Stock at $4.00 per share in connection with the Company's acquisition of Milcap Media Limited and Cinecraft Limited. See "Business -- History." No options to acquire shares of Common Stock of the Company were granted as compensation for services or exercised during the Company's fiscal year ended December 31, 1998.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents certain information as of March 31, 1999, regarding the beneficial ownership of Common Stock by (i) each of the directors and Named Executive Officers of the Company individually, (ii) all persons known by the Company to be beneficial owners of five percent or more of the Common Stock, and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares.

                                                          NUMBER OF SHARES
     Name and Address (1)                              BENEFICIALLY OWNED (1)             PERCENT BENEFICIALLY OWNED
     --------------------                              ----------------------             --------------------------
     Berth H. Milton (2)                                    7,691,049                              50.7%

     Senate Limited (3)
     3 Bell Lane, Gibraltar                                 1,675,000                              20.5%

     Chiss Limited (4)
     3 Bell Lane, Gibraltar                                 1,400,000                              17.2%

     Bajari Properties Limited (5)
     7 Myrtle Street, Douglas, Isle of Man                    625,000                               7.7%

     Pressmore Licensing Limited
     P.O. Box N-341, Nassau, Bahamas                          625,000                               7.7%

     Perrystone Trading Limited
     P.O. Box 171, Providenciales, Turks & Caicos             625,000                               7.7%

     Solidmark (Gibraltar) Ltd.
     3 Bell Lane, Gibraltar                                   625,000                               7.7%

     Churchbury Limited
     3 Bell Lane, Gibraltar                                   625,000                               7.7%

     Kingston Finance Ltd.
     Wickhams Cay, Road Town, Tortola, BVI                    625,000                               7.7%

     Alfredo M. Villa (6)
     Lugano, Switzerland                                       15,000                               *

     Marten Kull (7)                                           75,000                               *

     Johan Gillborg (8)                                        35,000                               *

     Javier Sanchez (9)                                        10,000                               *

     Robert L. Tremont (10)                                     3,000                               *

     Bo Rodebrant (11)                                          2,500                               *

     All Executive Officers and Directors


       as a group (12)               7,816,549                 [51.2%]

    ---------------
*    Denotes less than 1%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock which may be acquired upon exercise or conversion of warrants or Preferred Stock which are currently exercisable or exercisable within 60 days of March 31, 1999, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of the Company, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 7,000,000 shares of Common Stock issuable upon conversion of 7,000,000 of the Company's $4.00 Series A Convertible Preferred Stock and 59,049 shares of Common Stock which have accrued as dividends on the Preferred Stock. Mr. Milton is indirectly the beneficial owner of the 7,000,000 $4.00 Series A Convertible Preferred Stock and 59,049 shares of Common Stock owned of record by Slingsby Enterprises Limited. Also includes
     (i) 625,000 shares of Common Stock owned by Bajari Properties Limited, of which Mr. Milton is the sole shareholder, and (ii) 7,000 shares of Common Stock issuable upon exercise of Warrants owned by Mr. Milton. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

(3) Cornelia Strehl is the sole shareholder of Senate Limited and, therefore, may be deemed to be the beneficial owner of these shares.

(4) Andrea Armas is the sole shareholder of Chiss Limited and, therefore, may be deemed to be the beneficial owner of these shares.

(5) Berth Milton is the sole shareholder of Bajari Properties Limited. Therefore, these shares may be deemed to be beneficially owned by Mr. Milton and are also reflected as being beneficially owned by Mr. Milton, individually, in the above table.

(6)  Mr. Villa's address is Corso Elvezia 4, CH-6900 Lugano, Switzerland.

(7) Includes 75,000 shares of Common Stock issuable upon exercise of Warrants owned by Mr. Kull. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

(8) Includes 35,000 shares of Common Stock issuable upon exercise of Warrants owned by Mr. Gillborg. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

(9) Includes 10,000 shares of Common Stock issuable upon exercise of Warrants owned by Mr. Sanchez. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

(10) Includes 3,000 shares of Common Stock issuable upon exercise of Warrants owned by Mr. Tremont. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

(11) Includes 2,500 shares of Common Stock issuable upon exercise of Warrants owned by Mr.

     Rodebrant. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

(12) Includes 7,000,000 shares of Common Stock issuable upon conversion of the outstanding Series A Preferred Stock and 125,000 shares of Common Stock issuable upon exercise of outstanding Warrants.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


CERTAIN RELATIONSHIPS

     No Director or executive officer of the Company is related to any other Director or executive officer. None of the Company's officers or Directors hold any directorships in any other public entity. There are currently two outside directors on the Company's Board of Directors.

RELATED TRANSACTIONS

     The Company has long term borrowings of SEK 723,000 and SEK 394,000 at December 31, 1997 and 1998, respectively. The borrowings bear interest at a rate of 10% payable annually and are due to entities controlled by Berth Milton. The borrowings have no maturity date. The Company has a short term loan to an entity controlled by Mr. Milton in the amount of SEK 4,946,000 at December 31, 1998. The loan bears interest at the rate of 10% per annum and has no maturity date.

     On March 31, 1998, two of the Company's wholly owned subsidiaries, together with Zebra Forvaltings AB, Sweden ("Zebra"), an affiliated company of Berth Milton, purchased all of the outstanding capital stock of Viladalt S.L., Spain ("Viladalt") from its shareholders, none of whom are related to the Company or Mr. Milton, for the sum of approximately $2,685,000. It was agreed that the Company's subsidiaries would own 69% of the Viladalt shares, Zebra would own 31% of the Viladalt shares, and that each party would be responsible for its proportionate share of the purchase price. To avoid the appearance of a conflict of interest Zebra has agreed to sell its interest in Viladalt to the Company at Zebra's cost when and if the Viladalt interest is sold by the Company. The principal asset of Viladalt is a country house in the Barcelona, Spain area known as Casa Retol de la Sarra. The Viladalt property was acquired by the Company as a real estate investment and is presently being utilized as a filming location for certain of the Company's upcoming releases.

     Milcap Publishing Group, a wholly owned subsidiary of the Company, is a party to an exclusive Distribution Agreement with Sundance Associates, Inc. ("Sundance") which has been in effect since 1995. Robert Tremont, a Director of the Company, is the sole shareholder of Sundance. Under the terms of the Distribution Agreement Milcap granted to Sundance the exclusive rights to distribute in the United States and Mexico specified products, including magazines, videos and digital media such as CD-ROM's and laser discs. Royalties are paid by Sundance to Milcap in accordance with an agreed royalty schedule. The Distribution Agreement automatically renews for successive one year terms and is cancellable by either party prior to the end of each one year term. During the 12 month periods ended December 31, 1997 and December 31, 1998 Sundance paid royalties to Milcap of $2,156,000 and $2,362,000, respectively.

     Milcap Media Limited, a wholly owned subsidiary of the Company, is a party to an exclusive License Agreement with Private Collection International, Inc. ("PCI"), which has been in effect since 1995. The principal terms of this Agreement are set forth elsewhere in this Prospectus under "Business - Private Collection." Robert Tremont, a Director of the Company, is an officer and principal shareholder of PCI.

     The foregoing transactions were approved by a majority of disinterested Directors and are believed to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

   (A)    DOCUMENTS FILED AS PART OF THIS FORM 10-K


   1.     FINANCIAL STATEMENTS
          --------------------

          See Consolidated Financial Statements.

   2.     FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          See Consolidated Financial Statements.

   3.     EXHIBITS
          --------

          See Exhibit Index.


   (B)    REPORTS ON FORM 8-K:

          There were no reports on Form 8-K filed by the Registrant in the last quarter of Fiscal 1998.

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT
No.       DESCRIPTION OF DOCUMENT
---       -----------------------
 *3.1     Articles of Incorporation

  3.2     Amended and Restated Bylaws

 *4.1     Specimen Common Stock Certificate

 *4.3     Certificate of Designation re Preferred Stock

*10.1     Milcap Acquisition Agreement dated December 19, 1997

*10.2     Cinecraft Acquisition Agreement dated December 19, 1997

*10.3     Distribution Agreement between Sundance Associates and the Registrant

*10.4     License Agreement between PCI, Inc. and Milcap Media Ltd.

*10.5     Letter of Intent dated May 5, 1998, by and between Max's Film AB and
          Milcap Media Limited as amended on August 20, 1998, and October 12,
          1998

*10.7 Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

*10.8 Agreement dated March 31, 1998, by and between Zebra Forvaltnings, AB and certain shareholders of Viladalt, S.L.

*10.9 Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

*10.10 Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

 10.11    1999 Employee Stock Option Plan.

 10.12    Production Agreement dated as of March 29, 1999, by and between Milcap
          Media Ltd. And Pierre Woodman.

 10.13    Final Agreement dated as of March 22, 1999, by and among Private Media
          Group, Inc., Danny Cook and Qamilla Carlsson.

    21    Subsidiaries of the Registrant

 27.1     Financial Data Schedule

_________________
*Incorporated by reference from the registrant's Registration Statement on Form SB-2 (SEC File No. 333-62075).

                                  SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 13, 1999                  PRIVATE MEDIA GROUP, INC.


                                        By: /s/ Berth H. Milton
                                           -------------------------------------
                                                Berth H. Milton, Chief Executive
                                                Officer

     In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          NAME                          TITLE                        DATE
          ----                          -----                        ----

/s/ Berth H. Milton           Chairman of the Board, Chief       April 13, 1999
---------------------
    Berth H. Milton           Executive Officer and Director

/s/ Alfredo M. Villa          Director                           April 13, 1999
---------------------
    Alfredo M. Villa

/s/ Johan Gillborg            Chief Financial Officer, Chief     April 13, 1999
---------------------
    Johan Gillborg            Accounting Officer

/s/ Bo Rodebrant              Director                           April 13, 1999
---------------------
     Bo Rodebrant

/s/ Robert L. Tremont         Director                           April 13, 1999
---------------------
    Robert L. Tremont

                        REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and
Shareholders of Private Media Group Inc.



We have audited the accompanying consolidated balance sheet of Private Media Group, Inc, and its subsidiaries as of December 31, 1998 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Sweden and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc, and its subsidiaries as of December 31, 1998 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.


Stockholm, Sweden
April 12, 1999



Ernst & Young AB
----------------



/s/ Tom Bjorklund
-----------------
Tom Bjorklund

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                            December 31,
                                                                                  -------------------------------
                                                                                       1998              1998
                                                                                  -------------     -------------
                                                                                       SEK               USD
                                                                                          (in thousands)
ASSETS
Cash and cash equivalents.....................................................         4,165               517
Trade accounts receivable - (Note 4)..........................................        55,650             6,904
Related party receivable (Note 12)............................................         5,178               642
Inventories - net (Note 5)....................................................        30,888             3,832
Prepaid expenses and other current assets.....................................         9,096             1,129
                                                                                  ----------        ----------
TOTAL CURRENT ASSETS..........................................................       104,978            13,025

Library of photographs and videos - net (Note 7)..............................        79,564             9,871
Property, plant and equipment - net (Note 8)..................................         9,546             1,184
Other assets (Note 6).........................................................        16,391             2,034
                                                                                  ----------        ----------
TOTAL ASSETS..................................................................       210,479            26,114
                                                                                  ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings (Note 9)................................................         1,802               224
Accounts payable trade........................................................        20,389             2,530
Income taxes payable..........................................................         1,011               125
Deferred tax liability (Note 11)..............................................           630                78
Accrued other liabilities (Note 10)...........................................         8,741             1,085
                                                                                  ----------        ----------
TOTAL CURRENT LIABILITIES.....................................................        32,573             4,041

Long-term borrowings (Note 12)................................................           394                49

SHAREHOLDERS' EQUITY (Note 13)
$4.00 Series A Convertible Preferred Stock....................................             -                 -
10,000,000 shares authorized, 7,000,000
shares issued and outstanding
Common Stock, $.001 par value, 50,000,000.....................................         7,997               992
shares authorized 8,131,669
issued and outstanding
Additional paid-in capital....................................................         2,344               291
Stock dividends to be distributed.............................................         5,642               700
Retained earnings.............................................................       161,177            19,997
Accumulated other comprehensive income........................................           353                44
                                                                                  ----------        ----------
TOTAL SHAREHOLDERS' EQUITY....................................................       177,512            22,024
                                                                                  ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................       210,479            26,114
                                                                                  ==========        ==========


                See notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                     Years ended
                                                                                     December 31,
                                                                       -----------------------------------------
                                                                          1997            1998            1998
                                                                       ---------        ---------       --------
                                                                          SEK              SEK            USD
                                                                                    (in thousands)
Net sales.......................................................         144,543          165,104         20,484
Cost of sales...................................................          75,674           71,272          8,843
                                                                       ---------        ---------       --------
Gross profit....................................................          68,869           93,883         11,642
Selling, general and administrative expenses....................          33,682           52,365          6,497
                                                                       ---------        ---------       --------
Operating profit................................................          35,187           41,468          5,145
Interest expense................................................             321              745             92
Interest income.................................................              69              731             91
                                                                       ---------        ---------       --------
Income before income tax........................................          34,935           41,455          5,143
Income taxes....................................................          (2,052)           1,445            179
                                                                       ---------        ---------       --------
Net income......................................................          36,987           40,010          4,964
                                                                       ---------        ---------       --------
Other comprehensive income:
Foreign currency adjustments....................................             365              353             44
                                                                       ---------        ---------       --------
Comprehensive income............................................          37,352           40,363          5,008
                                                                       =========        =========       ========

Net income per share:
Basic...........................................................            4.93             5.14           0.64
                                                                       =========        =========       ========
Diluted.........................................................            2.43             2.60           0.32
                                                                       =========        =========       ========


                See notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                                Accumu-
                                                                                                                 lated
                                                                                        Stock                    other      Total
                            Common stock          Preferred stock     Additional     Dividends                 compre-     Share-
                        -------------------------------------------    Paid-in         to be       Retained    hensive     holders'
                          Shares    Amounts      Shares     Amounts    capital      distributed    earnings     income     equity
                        ---------   -------    ----------   -------   ----------    -----------    --------    -------    --------
                                      SEK                     SEK         SEK          SEK           SEK         SEK       SEK
Balance at January 1,   7,500,000    7,992     7,000,000         -             -              -     96,482       (365)    104,109
 1997
Exchange rate changes           -        -             -         -             -              -          -        365         365
Dividends paid                  -        -             -         -             -              -     (6,660)         -      (6,660)
Net income                      -        -             -         -             -              -     36,987          -      36,987
                        ---------    -----     ---------      ----         -----          -----    -------       ----     -------
Balance at December     7,500,000    7,992     7,000,000         -             -              -    126,809          -     134,801
 31, 1997
Shares issued in          581,669        5             -         -           731              -          -          -         736
 reverse acquisition
Exchange rate changes           -        -             -         -             -              -          -        353         353
Conversion of warrants     50,000        -             -         -         1,613              -          -          -       1,613
Stock dividends to              -        -             -         -             -          5,642     (5,642)         -           -
 be distributed
Net income                      -        -             -         -             -              -     40,010          -      40,010
                        ---------    -----     ---------      ----         -----          -----    -------       ----     -------
Balance at December
 31, 1998               8,131,669    7,997     7,000,000         -         2,344          5,642    161,177        353     177,513
                        =========    =====     =========      ====         =====          =====    =======       ====     =======


                See notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      -----------------------------------------------
                                                                          1997               1998              1998
                                                                      -----------        -----------        ---------
                                                                          SEK                SEK               USD
Cash flows from operating activities:
Net income.....................................................            36,987             40,010            4,964
Adjustment to reconcile net income to net cash
 flows from operating activities:
   Deferred taxes..............................................            (2,800)               378               47
   Depreciation................................................             1,366              2,336              290
   Amortization of photographs and videos......................            20,209             17,899            2,221
Effects of changes in operating assets and liabilities:
   Trade accounts receivable...................................           (15,936)            (8,018)            (995)
   Related party receivable....................................                 -             (5,178)            (642)
   Inventories.................................................            (5,985)           (10,391)          (1,289)
   Prepaid expenses and other current assets...................             4,037             (4,922)            (611)
   Accounts payable trade......................................             4,047                380               47
   Income taxes payable........................................               130                152               19
   Accrued other liabilities...................................             2,640              4,301              534
                                                                      -----------        -----------        ---------
Net cash provided by operating activities......................            44,695             36,946            4,584
Cash flows from investing activities:
Investment in library of photographs and videos................            25,864             29,886            3,708
Capital expenditures...........................................             1,541              4,884              606
Investments in other assets....................................            11,121              4,279              531
Cash acquired in reverse acquisition...........................                 -               (736)             (91)
                                                                      -----------        -----------        ---------
Net cash used in investing activities..........................            38,526             38,313            4,754
Cash flow from financing activities:
Dividends paid.................................................            (6,660)                 -                -
Conversion of warrants.........................................                 -              1,613              200
Repayments on long-term loan...................................              (409)              (329)             (41)
Short-term borrowings..........................................               788                198               25
                                                                      -----------        -----------        ---------
Net cash (used in) provided by financing activities............            (6,281)             1,482              184
Foreign currency translation adjustment........................               365
                                                                      -----------        -----------        ---------
Net (decrease) increase in cash and cash equivalents...........               253                353               44
Cash and cash equivalents at beginning of the period...........             3,445                467               58
                                                                      -----------        -----------        ---------
Cash and cash equivalents at end of the period.................             3,698              3,698              459
                                                                      ===========        ===========        =========
                                                                                               4,165              517
Cash paid for interest.........................................               310
                                                                      ===========        ===========        =========
                                                                                                 544               67
Cash paid for taxes............................................               367                332               41
                                                                      ===========        ===========        =========


                See notes to consolidated financial statements.

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     Private Media Group, Inc. ("the Company") was originally incorporated on September 23, 1980 as Glacier Investment Company, Inc. under the laws of the State of Utah and, effective November 24, 1997, after a series of interim name changes, changed its name to Private Media Group Inc. Effective June 12, 1998 the Company acquired Cine Craft Limited ("Cine Craft"), a Gibraltar corporation and Milcap Media Limited ("Milcap"), a Republic of Cyprus corporation. Prior to the acquisitions the Company was a holding company with no operations. Milcap and its subsidiaries and Cine Craft operate under common control and are engaged in the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies. The acquisition has been accounted for as a reverse acquisition whereby the Company is considered to be the acquiree even though legally it is the acquiror. Accordingly, the accompanying financial statements present the historical combined financial statements of Cine Craft and Milcap from January 1, 1997 through the acquisition date of June 12, 1998 and the consolidated financial statements of the Company, Cine Craft and Milcap since that date. Since the fair value of the net assets of the Company were equal to their net book value on June 12, 1998, the assets and liabilities of the Company remained at their historical cost following the acquisition.

     The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Cine Craft and Milcap generate their cash flows.

     Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 1998 and for the twelve months then ended have been translated into United States dollars ("USD") at the rate of SEK
8.06 per USD 1.00 the exchange rate of the Swedish Riksbank on December 31, 1998. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.

     All significant intercompany transactions and balances have been eliminated.

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   The financial statements of the Company and its subsidiaries are measured in the currency in which that company primarily conducts its business (the functional currency). The functional currency of all the Company's foreign operations is the applicable local currency. When translating functional currency financial statements into Swedish Kronor, year-end exchange rates are applied to asset and liability accounts, while average annual rates are applied to income statement accounts. Adjustments resulting from this process are recorded in a separate component of shareholders' equity.

   Foreign currency transaction gains and losses resulting from the settlement of amounts receivable or payable denominated in a currency other than the functional currency are credited or charged to income.

Inventories

   Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories consists principally of video cassettes and magazines held for resale.

Property, Plant and Equipment

   Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives range from 3-5 years.

   The Company evaluates the carrying value of property, plant and equipment for potential impairment on an ongoing basis.

Recognition of Revenue

   Revenue from the sale of magazines and other related products is recognized upon delivery. Revenue from the sale of video products is recognized based upon reported sales to retail customers by the Company's distributors. Provisions for expected returns of product are recorded.

Advertising Costs

   Advertising costs are charged to income as incurred.

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

   The Company accounts for certain income and expense items differently for financial reporting purposes than for tax purposes. Provision for deferred taxes are made in recognition of such temporary differences, following the requirements of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

   It is the Company's current intention to re-invest the unremitted earnings of its non-U.S. subsidiaries indefinitely and accordingly no provision for U.S. income taxes or foreign withholding taxes has been provided.

Library of Photographs & Videos

   The library of photographs and videos, including rights for photographs and videos as well as translation and dubbing of video material, is reflected at the lower of amortized cost or net realizable value. The cost is amortized on a straight-line basis over 3-5 years representing the estimated useful life of the asset. Estimated future revenues are periodically reviewed and, revisions may be made to amortization rates or write-downs made to the asset's net realizable value as a result of significant changes in future revenue estimates. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and exploit in a manner consistent with realization of that income.

Cash Equivalents

   All highly liquid investments purchased with an original maturity of three months or less at the time of acquisition are considered cash equivalents.

Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrated credit risks consist primarily of cash and trade receivables. Credit risk on trade receivables is minimized as a result of the use of bank guarantees and credit control. The Company maintains cash and equivalents with various financial institutions. The Company policy is designed to limit exposure to any one institution.

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

    Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share" (SFAS 128) (see Note 14).

Fair Value of Financial Instruments

    The carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term borrowings approximate their fair value based on the short-term maturities of these instruments.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Business Acquisition

     On June 12, 1998, the Company acquired (a) all of the outstanding common stock of Cine Craft in exchange for the issuance of 7,500,000 shares of common stock and 700,000 common stock purchase warrants of the Company, and (b) all of the outstanding common stock of Milcap in exchange for the issuance of 7,000,000 shares $4.00 series A convertible preferred stock and 175,000 common stock purchase warrants of the Company. Generally accepted accounting principles require that the Company be considered the acquired company for financial statement purposes (a reverse acquisition) even though the entity will continue to be called Private Media Group, Inc. Therefore, the acquisition has been recorded as a recapitilization of Cine Craft and Milcap. The effects of the reverse acquisition have been reflected for all share amounts in the accompanying financial statements. The Company had no operations at the time of the reverse acquisition. The shares issued in the reverse acquisition represent the outstanding shares of the Company at the date of the reverse acquisition.

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.  Trade Accounts Receivable

    Trade accounts receivable consist of the following:

                                                                        December 31,
                                                                            1998
                                                                      ----------------
                                                                            SEK
                                                                       (in thousands)
Trade accounts receivable..........................................        57,314
Allowance for doubtful accounts....................................        (1,664)
                                                                           ------
 Total trade accounts receivable...................................        55,650
                                                                           ======

5.  Inventories

    Inventories consist of the following:

                                                                        December 31,
                                                                            1998
                                                                      ----------------
                                                                            SEK
                                                                       (in thousands)
Magazines..........................................................        17,826
Video cassettes....................................................        10,558
Other..............................................................         2,505
                                                                           ------
                                                                           30,888
                                                                           ======

6.  Other Assets

    Included in other assets at December 31, 1998, is an amount of SEK 14,784 thousand representing an investment in certain land and building.

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.  Library of photographs & videos

    Library of photographs & videos consist of the following:

                                                                          December 31,
                                                                              1998
                                                                        ----------------
                                                                              SEK
                                                                         (in thousands)
Gross:
Photographs........................................................           27,569
Videos.............................................................          112,175
Translations, Sound Dubbing, & Sub-Titles for Video Library........           24,359
                                                                             -------
                                                                             164,103
                                                                             =======
Less accumulated depreciation:
Photographs........................................................           18,494
Videos.............................................................           55,356
Translations, Sound Dubbing, & Sub-Titles for Video Library........           10,689
                                                                             -------
                                                                              84,539
                                                                             =======
Net:
Photographs........................................................            9,075
Videos.............................................................           56,819
Translations, Sound Dubbing, & Sub-Titles for Video Library........           13,670
                                                                             -------
                                                                              79,564
                                                                             =======

8.  Property, Plant and Equipment

    Property, plant and equipment consist of the following:

                                                                          December 31,
                                                                              1998
                                                                        ----------------
                                                                              SEK
                                                                         (in thousands)
Equipment & Furniture..............................................           15,288
Accumulated Depreciation...........................................           (5,742)
                                                                              ------
Total Property, Plant and Equipment, net...........................            9,546
                                                                              ======

9.  Short-term Borrowings

    The Company's Swedish subsidiary has a line of credit amounting to SEK 1,000 thousand. Use of the credit facility is charged at 9.50%, which is equal to the Swedish banks' current official interest rate, and which was the rate of interest on outstanding borrowings at December 31, 1998. The renewal date of the facility is every calendar quarter. The line of credit is guaranteed by the Company's principal shareholder. The

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company pays an annual facility fee of 2.00% on the line of credit amount. At December 31, 1998 borrowings under the line of credit was SEK 330 thousand. The Company's Swedish subsidiary also has a SEK 1,000 thousand short term loan due for repayment at April 30, 1999. Interest on the loan is 9.25%.

     The Company's Spanish subsidiary has a line of credit amounting to SEK 568 thousand. Use of the credit facility was charged at an average of 6.00% during 1998. At December 31, 1998 the borrowings under the line of credit of SEK was 290 thousand. The Company's Spanish subsidiary also has a SEK 182 thousand short term loan. Interest on the loan is 7.71%.

10.  Accrued Other Liabilities

     Accrued other liabilities is comprised of the following:

                                                           December 31,
                                                               1998
                                                         ----------------
                                                               SEK
                                                          (in thousands)
Accrued taxes.........................................          955
Deposits..............................................          161
Accrued salaries......................................           23
Accrued expenses......................................        6,161
Vacation pay..........................................          151
Social security.......................................          392
Other.................................................          898
                                                              -----
                                                              8,741
                                                              =====

11.  Income Tax

     Pretax income (loss) for the years ended December 31, 1997 and 1998 was taxed in the following jurisdictions:

                                                      December 31,
                                                 ------------------------
                                                    1997          1998
                                                 ----------    ----------
                                                   (SEK in thousands)
USA............................................          -       (1,366)
Gibraltar......................................     41,100       37,232
Cyprus.........................................      1,184        1,424
Sweden.........................................     (4,606)       2,260
Spain..........................................     (2,784)       1,565
France.........................................          -          388
Other..........................................         41          (48)
                                                    ------       ------
                                                    34,935       41,455
                                                    ======       ======

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   The components of the provision for income tax (benefit) are as follows:

                                                                December 31,
                                                        ----------------------------
                                                           1997             1998
                                                        -----------      -----------
                                                             (SEK in thousands)
Current
   Cyprus...........................................          62                65
   Sweden...........................................         230               242
   Spain............................................         456               746
   France...........................................           -                14

Deferred
   Sweden...........................................      (1,509)              378
   Spain............................................      (1,291)                -
                                                          ------             -----
                                                          (2,052)            1,445
                                                          ======             =====

   The Company's deferred tax liabilities relate principally to inventory.

   A reconciliation of income taxes determined using the Swedish statutory rate of 28% to actual income taxes provided is as follows:

                                                                  December 31,
                                                        --------------------------------
                                                           1997                  1998
                                                        ----------            ----------
                                                               (SEK in thousands)
Income tax expenses at statutory rates..............       9,781                11,607
Income in Gibraltar not subject to tax..............     (11,508)              (10,424)
Foreign tax rate differential.......................        (479)                 (133)
Losses for which no tax benefit was recorded........           -                   396
Other, net..........................................         154                    (1)
                                                         -------               -------
Income tax (benefit) provided.......................      (2,052)                1,445
                                                         =======               =======

12.  Related Party Transactions

     The Company has short term loans receivable of SEK 4,946 thousand at December 31, 1998. The loans bear interest at a rate of 10% payable annually and are due from entities controlled by the Company's principal shareholder. The current balance including accrued interest amounts to SEK 5,178 thousand at December 31, 1998

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The Company has long term borrowings of SEK 394 thousand at December 31, 1998. The borrowings bear interest at a rate of 10% payable annually and are due to entities controlled by the Company's principal shareholder. The borrowings have no maturity date.

13.  Shareholders' Equity

Retained earnings

     The Company is a holding company with no operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company is not currently aware of any significant restrictions that would inhibit its ability to pay dividends should it choose to do so, although the Company's current intention is to re-invest the unremitted earnings of its foreign subsidiaries.

Common stock

   The Company is authorized to issue 50,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. The common stock is not redeemable and has no conversion or pre-emptive rights.

Preferred stock

   The Company is authorized to issue 10,000,000 shares of preferred stock with relative rights, preferences and limitations determined at the time of issuance. The Company has issued 7,000,000 shares of $4.00 Series A convertible Preferred stock. The Series A stock is non-voting and provides for a 5% annual stock dividend beginning in 1998 to be paid quarterly in common stock at the average closing price of the Company's common stock for the twenty consecutive days prior to the quarterly record date. Each preferred share is convertible at any time into common shares on a one for one basis. Additionally, at any time the common stock of the Company has a closing price of less than $4.00 per share for twenty consecutive days the preferred stock may be converted at the option of the holder thereof into common stock at a 20% discount to the five day average closing price prior to the date of conversion. 59,049 shares of common stock will be distributed in 1999 with respect to 1998 stock dividends. This amount is shown in shareholders' equity under stock dividend to be distributed.

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common stock warrants

    The Company has issued 875,000 common stock warrants which are exercisable at any time by the holder thereof until December 31, 2000 at an exercise price of $4.00 per share. During the year ended December 31, 1998, 50,000 warrants were exercised.

14. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Years ended
                                                                    December 31,
                                                            -----------------------------
                                                               1997               1998
                                                            ----------         ----------
Numerator:

Net income (SEK in thousands)                                  36,987             40,010
                                                           ==========         ==========

Denominator:

Denominator for basic earnings per share                    7,500,000          7,790,835
 - Weighted average shares

Effect of dilutive securities:
   Preferred stock                                          7,000,000          7,000,000
   Common stock warrants                                      712,888            523,878
   Stock dividends to be distributed                                -             59,049
                                                           ----------         ----------

Denominator for diluted earnings per share
 - weighted average shares and assumed
 conversions                                               15,212,882         15,373,761
                                                           ==========         ==========

Earnings per share (SEK)
Basic                                                            4.93               5.14
                                                           ==========         ==========
Diluted                                                          2.43               2.60
                                                           ==========         ==========

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.  Commitments and Contingent Liabilities

     The Company leases certain property and equipment under operating leases. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 1997 and 1998 amounted to SEK 1,485 thousand and SEK 2,251 thousand, respectively. Future minimum payments under non-cancelable leases as of December 31, 1998 are as follows:

     Year                 (SEK in thousands)
     ------------        -------------------
     1999                       2,714
     2000                       2,221
     2001                       1,915
     2002                       1,485
     2003                         559
     2004                          30
     Thereafter                     0

     Management is not aware of any matters that could give rise to any material liability to the Company that would have a material adverse effect on the Company's financial condition or results of operations.


16.  Operations by Geographical Area

     The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies.

     Information concerning the Company's geographic locations is summarized as follows:

                                                                          December 31,
                                                                ---------------------------------
                                                                    1997                 1998
                                                                ------------         ------------
Net Sales                                                             (SEK in thousands)
   USA..............................................                     -                      -
   Gibraltar........................................                41,100                 37,000
   Cyprus...........................................                62,410                 63,317
   Sweden...........................................               120,281                117,635
   Spain............................................                42,800                116,060
   France...........................................                     -                 12,027
   Eliminations.....................................              (122,048)              (180,935)
                                                                  --------               --------
Total...............................................               144,543                165,104
                                                                  ========               ========

Eliminations principally relates to revenue arising from trademark, license and distribution agreements between the Gibraltar, Cyprus, Sweden and Spain companies.

                          PRIVATE MEDIA GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                        December 31,
                                             ---------------------------------
                                                1997                   1998
                                             ----------             ----------
                                                     (SEK in thousands)
Operating profit
USA.........................................         -                 (1,366)
Gibraltar...................................    41,100                 37,000
Cyprus......................................     1,227                  1,423
Sweden......................................    (4,427)                 2,066
Spain.......................................    (2,653)                 1,884
France......................................         -                    509
Other.......................................       (60)                   (48)
                                                ------                -------
Total.......................................    35,187                 41,468
Interest income (expense), net..............      (252)                   (14)
                                                ------                -------
Income before income taxes..................    34,935                 41,455
                                                ======                =======

Long-lived assets
USA.........................................         -                      -
Gibraltar...................................         -                      -
Cyprus......................................    65,097                 76,809
Sweden......................................    14,208                 15,225
Spain.......................................     7,256                 11,531
France......................................         -                  1,801
Other.......................................       126                    137
                                                ------                -------
Total.......................................    86,687                105,503
                                                ======                =======

     Export sales from Sweden to unaffiliated customers amounted to SEK 102.8 million and SEK 96.7 million for the years ended December 31, 1997 and 1998, respectively. Export sales from Spain to unaffiliated customers amounted to SEK
6.4 million and SEK 46.5 million for the years ended December 31, 1997 and 1998, respectively. Export sales from other geographic areas are insignificant.

17.  Advertising Costs

     The total advertising costs were SEK 1,156 thousand and SEK 3,391 thousand for the years ended December 31, 1997 and 1998, respectively.

18.  Recent Pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivitive Instruments and for Hedging Activities. Statement No. 133 is effective for fiscal years beginning after June 15, 1999. Statement No. 133 will not affect the Company as it does not enter into derivitive or hedging activities.