Form 10QSB
period 1999-03-31
PRIVATE MEDIA GROUP INC
filed 1999-05-13
CIK 1068084

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the quarterly period ended................March 31, 1999
                                      OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from...........to..............
                       Commission file number 000-25067

                           PRIVATE MEDIA GROUP, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)



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
Yes  X   No
   ----    ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                         Outstanding at May 11, 1999
                -----                         ---------------------------

Common Stock, par value $.001                          8,182,359

     Transitional Small Business Disclosure Format:   Yes       No  X
                                                         ----     -----
================================================================================

                                    PART I.
ITEM 1.  Financial Statements


                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                       December 31,                    March 31,
                                                                                                      (Unaudited)
                                                                   -----------------      ---------------------------------
                                                                           1998                  1999               1999
                                                                   ------------------     ---------------     -------------
                                                                            SEK                  SEK                USD
                                                                                           (in thousands)

ASSETS
Cash and cash equivalents.....................................               4,165               4,987               601
Trade accounts receivable.....................................              55,650              65,259             7,863
Related party receivable......................................               5,178               5,428               654
Inventories - net (Note 2)....................................              30,888              32,357             3,898
Prepaid expenses and other current assets (Note 3)............               9,096              16,836             2,028
                                                                   ------------------     ---------------     -------------
TOTAL CURRENT ASSETS..........................................             104,978             124,867            15,044

Library of photographs and videos - net.......................              79,564              80,150             9,657
Property, plant and equipment - net...........................               9,546              10,032             1,209
Other assets..................................................              16,391              17,250             2,078
                                                                   ------------------     --------------      -------------
TOTAL ASSETS..................................................             210,479             232,298            27,988
                                                                   ==================     ===============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings.........................................               1,802               2,251               271
Accounts payable trade........................................              20,389              26,503             3,193
Income taxes payable..........................................               1,011                 811                98
Deferred tax liability........................................                 630                 630                76
Accrued other liabilities.....................................               8,741              10,420             1,255
                                                                   ------------------     ---------------     -------------
TOTAL CURRENT LIABILITIES.....................................              32,573              40,615             4,893

Long-term borrowings..........................................                 394                 519                63

SHAREHOLDERS' EQUITY
$4.00 Series A Convertible Preferred Stock....................                   -                   -                 -
10,000,000 shares authorized, 7,000,000
shares issued and outstanding
Common stock, $.001 par value, 50,000,000.....................               7,997               7,997               963
shares authorized 8,131,669 and 8,141,669
issued and outstanding at December 31, 1998
and March 31, 1999, respectively
Additional paid-in capital....................................               2,344               3,444               415
Stock dividends to be distributed.............................               5,642               8,547             1,030
Retained earnings.............................................             161,177             171,014            20,604
Accumulated other comprehensive income........................                 353                 162                20
                                                                   ------------------     ---------------     ------------
TOTAL SHAREHOLDERS' EQUITY....................................             177,512             191,164            23,032
                                                                   ------------------     ---------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................             210,479             232,298            27,988
                                                                   ==================     ===============     =============



                                         See accompanying notes to consolidated statements

                                                                 1

                           PRIVATE MEDIA GROUP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                 Three-months ended
                                                                                     March 31,
                                                                                    (unaudited)
                                                                 ----------------------------------------------
                                                                       1998             1999             1999
                                                                 ------------     ------------     ------------
                                                                       SEK              SEK              USD
                                                                                   (in thousands)

Net sales....................................................          40,594           45,706            5,507
Cost of sales................................................          17,857           20,512            2,471
                                                                   ------------     ------------     ------------
Gross Profit.................................................          22,737           25,194            3,035
Selling, general and administrative expenses.................          12,394           12,425            1,497
                                                                   ------------     ------------     ------------
Operating profit.............................................          10,343           12,769            1,538
Interest expense.............................................             124              136               16
Interest income..............................................              53              108               13
                                                                   ------------     ------------     ------------
Income before income tax.....................................          10,271           12,742            1,535
Income taxes.................................................             243                -                -
                                                                   ------------     ------------     ------------
Net income...................................................          10,028           12,742            1,535
                                                                   ------------     ------------     ------------
Other comprehensive income:
Foreign currency adjustments.................................            (195)            (191)             (23)
                                                                   ------------     ------------     ------------
Comprehensive income.........................................           9,833           12,551            1,512
                                                                   ============     ============     ============

Net income per share:
Basic........................................................            1.34             1.57             0.19
                                                                   ============     ============     ============
Diluted......................................................            0.67             0.81             0.10
                                                                   ============     ============     ============

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Three-months ended
                                                                                         March 31,
                                                                                        (unaudited)
                                                                   --------------------------------------------------
                                                                          1998               1999              1999
                                                                   --------------     --------------     ------------
                                                                          SEK                SEK               USD
                                                                                       (in thousands)

Cash flows from operating activities:
Net income.....................................................            10,028             12,742            1,535
Adjustment to reconcile net income to net cash
 flows from operating activities:
 Depreciation................................................                 678                787               95
 Amortization of photographs and videos......................               5,044              6,162              742
Effects of changes in operating assets and liabilities:
 Trade accounts receivable...................................               7,752             (9,609)          (1,158)
 Related party receivable....................................              (1,012)              (250)             (30)
 Inventories.................................................              (3,448)            (1,468)            (177)
 Prepaid expenses and other current assets...................             (13,905)            (6,640)            (800)
 Accounts payable trade......................................               1,817              6,114              737
 Income taxes payable........................................                 320               (200)             (24)
 Accrued other liabilities...................................               7,131              1,679              202
                                                                     --------------     --------------     ------------
Net cash provided by operating activities......................            14,405              9,316            1,122
Cash flows from investing activities:
Investment in library of photographs and videos................             8,220              6,748              813
Capital expenditures...........................................             1,991              1,271              153
Investments in other assets....................................               423                859              103
                                                                     --------------     --------------     ------------
Net cash used in investing activities..........................            10,634              8,878            1,070
Cash flow from financing activities:
Long-term loan (repayments on loan)............................              (329)               125               15
Short-term borrowings (repayments).............................            (1,604)               449               54
                                                                     --------------     -------------      ------------
Net cash (used in) provided by financing activities............            (1,933)               574               69
Foreign currency translation adjustment........................              (195)              (191)             (23)
                                                                     --------------     --------------     ------------
Net (decrease) increase in cash and cash equivalents...........             1,643                821               99
Cash and cash equivalents at beginning of the period...........             3,698              4,165              502
                                                                     --------------     --------------     ------------
Cash and cash equivalents at end of the period.................             5,341              4,987              601
                                                                     ==============     ==============     ============

Cash paid for interest.........................................                87                 97               12
                                                                     ==============     ==============     ============

Cash paid for taxes............................................                83                 86               10
                                                                     ==============     ==============     ============

              See accompanying notes to consolidated statements.

1.     Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1998.

    The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Private Media Group, Inc. generate their cash flows.

    Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 1999 and for the three months then ended have been translated into United States dollars ("USD") at the rate of SEK 8.30 per USD 1.00 the exchange rate of the Swedish Riksbank on March 31, 1999. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.     Inventories

       Inventories consist of the following:


                                                             December 31,            March 31,
                                                        -------------------    -------------------
                                                                 1998                   1999
                                                        -------------------    -------------------
                                                                 SEK                    SEK
                                                                      (in thousands)

Magazines...............................................         17,826                 19,162
Video cassettes.........................................         10,558                 10,817
Other...................................................          2,505                  2,378
                                                        -------------------    -------------------
                                                                 30,888                 32,357
                                                        ===================    ===================

3.     Prepaid expenses and other current assets

    Included in prepaid expenses and other current assets at March 31, 1999, is an amount of SEK 1,100 thousand representing a non-cash transaction consisting of 10.000 shares of common stock issued March 15, 1999 as a prepayment for financial consulting services to be rendered under a twelve-month agreement beginning April 1, 1999. The per share closing market price of the Company's common stock at the date of issuance was USD 13.25.

4.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three-months ended
                                                        March 31,
                                            -----------------------------------
                                                  1998               1999
                                            ---------------    ----------------
Numerator:

Net income (SEK in thousands)                        10,028              12,742
                                            ===============    ================

Denominator:

Denominator for basic earnings per
share - Weighted average shares                   7,500,000           8,133,336

Effect of dilutive securities:
   Preferred stock                                7,000,000           7,000,000
   Common stock warrants                            496,454             562,783
   Stock dividends to be distributed                      -              85,620
                                            ---------------    ----------------

Denominator for diluted earnings per
share - weighted average shares and
assumed conversions                              14,996,454          15,781,739
                                            ===============    ================

Earnings per share (SEK)
Basic                                                  1.34                1.57
                                            ===============    ================
Diluted                                                0.67                0.81
                                            ===============    ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This Report contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, including those set forth elsewhere in this Report.

          The Company's principal currency is Swedish Kronor ("SEK").   Solely
for the convenience of the reader, the accompanying financial information has been translated into United States dollars ("USD") at the rate of SEK 8.30 per USD 1.00, the exchange rate of the Swedish Riksbank on March 31, 1999. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

Three months ended March 31, 1999 compared to the three months ended March 31, 1998

          Net sales. The Company reported net sales of SEK 45.7 million for the three months ended March 31, 1999 which, compared to net sales of SEK 40.6 million for the three months ended March 31, 1998, represents an increase of SEK
5.1 million, or 12.6%. The increase was primarily attributable to increased volume in magazine sales as a result of the recently expanded distribution in Germany and Internet sales which increased 134% compared to the three months ended March 31, 1998. The number of requested pages on the Company's web-sites was 150 million during the three months ended March 31, 1999 which, compared to 20 million for the three months ended March 31, 1998, represents an increase of 130 million, or 650%. Furthermore, the start of the Company's TV-Shop activity in certain test areas has also made its contributions to the increased sales. Video and CD-Rom sales for the period remained approximately the same as for the corresponding period of last year. Revenues from Internet operations and TV-Shop activities are expected to increase during the remainder of fiscal 1999 as new sites come online and home shopping expands geographically.

          Cost of Sales. The Company reported cost of sales of SEK 20.5 million for the three months ended March 31, 1999 which, compared to cost of sales of SEK 17.9 million for the three months ended March 31, 1998, represents a increase of SEK 2.7 million, or 14.9%. The gross profit for the three months ended March 31, 1999 was SEK 25.2 million, or 55.1% of net sales which, compared to gross profit for the three months ended March 31, 1998 of SEK 22.7 million, or 56.0% of net sales, represents a decrease of 0.9% in gross profit in relation to net sales. This increase is the result of product mix.

          Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 12.4 million for the three months ended March 31, 1999 which, compared to selling, general and administrative expenses of SEK 12.4 million for the three months ended March 31, 1998, represents no change. However, the non-recurring moving and organization expenses of last year related to the relocation of several departments of the Swedish subsidiary to the subsidiary in Spain have this year been replaced by increased investment expenses associated with Internet activities which are expected to continue in 1999.

          Interest expense. The Company reported interest expense of SEK 0.14 million for the three months ended March 31, 1999 which, compared to interest expense of SEK 0.12 million for the three months ended March 31, 1998, represents an increase of SEK 0.02 million. The small increase is the result of higher average short-term borrowings outstanding in 1999 compared to 1998.

          Income taxes. The Company reported income tax expenses of SEK 0.0 million as compared to an income tax expense of SEK 0.24 million for the three months ended March 31, 1998.

          Net income. The Company reported net income of SEK 12.7 million as compared to SEK 10.0 million for the three months ended March 31, 1998. The increase in net income in 1999 of SEK 2.7 million, or 27.1% was primarily attributable to increased sales.

Liquidity & Capital Resources

          The Company reported a working capital surplus of SEK 83.1 million at March 31, 1999, an increase of SEK 10.7 million compared to the year ended December 31, 1998. The increase is principally attributable to increased accounts receivable and prepaid expenses and other current assets.

          Net cash provided by operating activities was SEK 9.3 million for the three months ended March 31, 1999 was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 12.7 million and the adjustments to reconcile net income to net cash flows from operating activities, representing amortization of photographs and videos of SEK 6.2 million, depreciation of SEK 0.8 million, provided a total of SEK 19.7 million. The total of SEK 19.7 million was then primarily reduced by the increases in trade accounts receivable, inventories, related party receivable, prepaid expenses and other current assets and income taxes payable totaling SEK 18.2 million, offset by SEK 7.8 million from accounts payable trade and accrued other liabilities. Net cash provided by operating activities was SEK 14.4 million for three months ended March 31, 1998. The decrease in cash provided by operating activities in 1999 compared to 1998 is principally the result of changes in operating assets and liabilities in 1999.

          Net cash used in investing activities for the three months ended March 31, 1999 was SEK 8.9 million. The investing activities were principally investment in library of photographs and videos of SEK 6.7 million which was carried out in order to maintain the 1999 release schedule. In addition to investment in library of photographs and videos, SEK 1.3 million was invested in capital expenditures and SEK 0.9 million in other assets. The decrease over the comparable three-month 1998 period was principally due to decreased investments in library of photographs and videos as a result of fewer productions needed to be purchased in order to maintain inventory levels during the period compared to 1998. The quantity of the Company's video and magazine releases for 1999 is approximately the same as in 1998.

          Net cash provided by financing activities for the three months ended March 31, 1999 was SEK 0.6 million represented by an increase in short-term borrowings of SEK 0.4 million on the line of credit and increased long-term loans of SEK 0.1 million. The increase over the comparable three-month 1998 period was primarily due to the absence of repayments on short-term borrowings.

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

In addition, computers are used extensively throughout the Company to perform critical operating activities including the processing of payroll, accounts receivable and accounts payable and to perform critical analyses. The Company also makes use of computers for efficient communication with employees and customers, including extensive use of e-mail systems and the Internet, and is expected to expand its use of such technology in the future. Finally, embedded technology such as micro-controllers are commonly found in equipment used throughout the Company's operations. The complete failure of these systems could have a material negative impact on the operations of the Company. In addition, many of the Company's major suppliers and customers rely heavily on similar computer systems, and failures in such systems could disrupt their operations.

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

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

      None.

Item 2.   Changes in Securities

     During March 1999 the Company issued 10,000 shares of its Common Stock and 150,000 Warrants to purchase shares of its Common Stock to a single accredited investor in consideration of providing consulting services to the Company. The Warrants are exercisable at $13.25 per share at any time between March 2000 and March 2004.


Item 6.   Exhibits and Reports on Form 8-K

      a.  Exhibits
          EX-27 - Financial Data Schedule

      b.  Reports on Form 8-K:
          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PRIVATE MEDIA GROUP, INC.
                                      (Registrant)

Date:  May 13, 1999             /s/ Johan Gillborg
                                -------------------------
                                Johan Gillborg
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EX-27  Financial Data Schedule