Form 10QSB
period 1999-06-30
PRIVATE MEDIA GROUP INC
filed 1999-08-16
CIK 1068084

===============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

      For the quarterly period ended.......................June 30, 1999
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from.................to................
                       Commission file number 000-25067

                           PRIVATE MEDIA GROUP, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)


          Nevada                                          87-0365673
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

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

 Yes  X   No
     ---     ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                              Outstanding at August 13, 1999
          -----                              ------------------------------

 Common Stock, par value $.001               8,631,289

      Transitional Small Business Disclosure Format:  Yes     No  X
                                                          ---    ---
================================================================================

                                    PART I.

Item 1.  Financial Statements

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                       December 31,                     June 30,
                                                                                                      (Unaudited)
                                                                   ------------------     ---------------------------------
                                                                           1998                  1999               1999
                                                                   ------------------     ---------------     -------------
                                                                            SEK                  SEK                USD
                                                                                           (in thousands)
ASSETS
Cash and cash equivalents.....................................                  4,165               3,010               356
Trade accounts receivable.....................................                 55,650              56,519             6,681
Related party receivable......................................                  5,178               5,944               703
Inventories - net (Note 2)....................................                 30,888              34,159             4,038
Prepaid expenses and other current assets.....................                  9,096              23,929             2,829
                                                                   ------------------     ---------------     -------------
TOTAL CURRENT ASSETS..........................................                104,978             123,560            14,605

Library of photographs and videos - net.......................                 79,564              82,315             9,730
Property, plant and equipment - net...........................                  9,546              11,568             1,367
Other assets..................................................                 16,391              17,881             2,114
                                                                   ------------------     ---------------     -------------
TOTAL ASSETS..................................................                210,479             235,324            27,816
                                                                   ==================     ===============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings.........................................                  1,802                 720                85
Accounts payable trade........................................                 20,389              22,947             2,712
Income taxes payable..........................................                  1,011                 236                28
Deferred tax liability........................................                    630                 630                74
Accrued other liabilities.....................................                  8,741               7,205               852
                                                                   ------------------     ---------------     -------------
TOTAL CURRENT LIABILITIES.....................................                 32,573              31,738             3,752

Long-term borrowings..........................................                    394                 125                15

SHAREHOLDERS' EQUITY

$4.00 Series A Convertible Preferred Stock....................                      -                   -                 -
10,000,000 shares authorized, 7,000,000
shares issued and outstanding
Common Stock, $.001 par value, 50,000,000.....................                  7,997               8,002               946
shares authorized 8,131,669 and 8,631,289
issued and outstanding at December 31, 1998
and June 30, 1999, respectively
Additional paid-in capital....................................                  2,344              22,016             2,602
Stock dividends to be distributed.............................                  5,642               2,959               350
Retained earnings.............................................                161,177             170,251            20,124
Accumulated other comprehensive income........................                    353                 233                28
                                                                   ------------------     ---------------     -------------
TOTAL SHAREHOLDERS' EQUITY....................................                177,512             203,461            24,050
                                                                   ------------------     ---------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................                210,479             235,324            27,816
                                                                   ==================     ===============     =============

         See accompanying notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                      Three-months ended                         Six-months ended
                                                           June 30,                                  June 30,
                                                         (unaudited)                               (unaudited)
                                                   ------------------------           ---------------------------------------
                                                    1998              1999             1998            1999             1999
                                                   ------            ------           ------          ------           ------
                                                    SEK               SEK              SEK             SEK              USD
                                                                                  (in thousands)
Net sales.......................................   58,592            37,681           99,186          83,387           9,857
Cost of sales...................................   28,823            22,326           46,680          42,838           5,064
                                                   ------            ------           ------          ------           -----
Gross profit....................................   29,769            15,355           52,506          40,549           4,793
Selling, general and administrative expenses....   11,583            16,038           23,977          28,463           3,365
                                                   ------            ------           ------          ------           -----
Operating profit................................   18,186              -683           28,529          12,086           1,428
Interest expense................................      135               139              259             275              32
Interest income.................................       71               113              124             221              26
                                                   ------            ------           ------          ------           -----
Income before income tax........................   18,123              -709           28,394          12,033           1,422
Income taxes....................................      -33                 -              210               -               -
                                                   ------            ------           ------          ------           -----
Net income......................................   18,155              -709           28,183          12,033           1,422
                                                   ------            ------           ------          ------           -----
Other comprehensive income:
Foreign currency adjustments....................      306                71              111            (120)            (14)
                                                   ------            ------           ------          ------           -----
Comprehensive income............................   18,461              -638           28,294          11,913           1,408
                                                   ======            ======           ======          ======           =====

Net income per share:
Basic...........................................     2.25             (0.08)            3.49            1.46            0.17
                                                   ======            ======           ======          ======           =====
Diluted.........................................     1.16             (0.05)            1.80            0.77            0.09
                                                   ======            ======           ======          ======           =====


              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six-months ended
                                                                                             June 30,
                                                                                           (unaudited)
                                                                           -------------------------------------------
                                                                            1998               1999              1999
                                                                           ------             ------            ------
                                                                            SEK                SEK               USD
                                                                                          (in thousands)
Cash flows from operating activities:
Net income.....................................................            28,183             12,033            1,422
Adjustment to reconcile net income to net cash
 flows from operating activities:
   Depreciation................................................             1,830              1,578              187
   Amortization of photographs and videos......................            14,245             11,342            1,341
Effects of changes in operating assets and liabilities:
   Trade accounts receivable...................................           (18,839)              (869)            (103)
   Related party receivable....................................                 -               (766)             (91)
   Inventories.................................................            (5,025)            (3,270)            (387)
   Prepaid expenses and other current assets...................            (6,608)           (14,833)          (1,753)
   Accounts payable trade......................................             4,137              2,559              302
   Income taxes payable........................................               (30)              (775)             (92)
   Accrued other liabilities...................................             7,135             (1,536)            (182)
                                                                          -------            -------           ------
Net cash provided by operating activities......................            25,028              5,462              646
Cash flows from investing activities:
Investment in library of photographs and videos................            19,909             14,093            1,666
Capital expenditures...........................................             3,004              3,599              425
Investments in other assets....................................             1,796              1,490              176
Cash acquired in reverse acquisition...........................              (595)                 0                0
                                                                          -------            -------           ------
Net cash used in investing activities..........................            24,114             19,183            2,267
Cash flow from financing activities:
Conversion of warrants.........................................                 -             14,035            1,659
Repayments on long-term loan...................................              (329)              (269)             (32)
Repayments on short-term borrowings............................            (1,604)            (1,082)            (128)
                                                                          -------            -------           ------
Net cash (used in) provided by financing activities............            (1,933)            12,684            1,499
Foreign currency translation adjustment........................               111               (120)             (14)
                                                                          -------            -------           ------
Net (decrease) increase in cash and cash equivalents...........              (908)            (1,156)            (137)
Cash and cash equivalents at beginning of the period...........             3,698              4,165              492
                                                                          -------            -------           ------
Cash and cash equivalents at end of the period.................             2,790              3,010              356
                                                                          =======            =======           ======

Cash paid for interest.........................................               259                190               22
                                                                          =======            =======           ======

Cash paid for taxes............................................               166                171               20
                                                                          =======            =======           ======


              See accompanying notes to consolidated statements.

            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1998.

   The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Private Media Group, Inc. generate their cash flows.

   Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 1999 and for the six months then ended have been translated into United States dollars ("USD") at the rate of SEK 8.46 per USD 1.00 the exchange rate of the Swedish Riksbank on June 30, 1999. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.  Inventories

    Inventories consist of the following:

                                      December 31,            June 30,
                                 -------------------    ------------------
                                          1998                  1999
                                 -------------------    ------------------
                                          SEK                    SEK
                                                (in thousands)
    Magazines....................             17,826                19,062
    Video cassettes..............             10,558                12,406
    Other........................              2,505                 2,691
                                 -------------------    ------------------
                                              30,888                34,159
                                 ===================    ==================

            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  Earnings per share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three-months ended                     Six-months ended
                                                                 June 30,                              June 30,
                                                  ----------------------------------     ----------------------------------
                                                         1998               1999                1998               1999
                                                  ---------------    ---------------     ---------------    ---------------
Numerator:

Net income (SEK in thousands).................             18,155               (709)             28,183             12,033
                                                  ===============    ===============     ===============    ===============

Denominator:

Denominator for basic earnings per share -              8,081,669          8,381,479           8,081,669          8,256,574
Weighted average shares.......................

Effect of dilutive securities:
   Preferred stock............................          7,000,000          7,000,000           7,000,000          7,000,000
   Common stock warrants......................            561,661            340,531             561,661            314,799
   Stock dividends to be distributed..........                  -             16,213                   -             16,213
                                                  ---------------    ---------------     ---------------    ---------------

Denominator for diluted earnings per share -           15,643,330         15,738,223          15,643,330         15,587,586
weighted average shares and assumed
conversions...................................
                                                  ===============    ===============     ===============    ===============

Earnings per share (SEK)
Basic.........................................               2.25              (0.08)               3.49               1.46
                                                  ===============    ===============     ===============    ===============
Diluted.......................................               1.16              (0.05)               1.80               0.77
                                                  ===============    ===============     ===============    ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Report contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, including those set forth elsewhere in this Report.

      The Company's principal currency is Swedish Kronor ("SEK").   Solely for
the convenience of the reader, the accompanying financial information has been translated into United States dollars ("USD") at the rate of SEK 8.46 per USD 1.00, the exchange rate of the Swedish Riksbank on June 30, 1999. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

Results of Operations

      Three months ended June 30, 1999 compared to the three months ended June 30, 1998

   Net sales. The Company reported net sales of SEK 37.7 million for the three months ended June 30, 1999 which, compared to net sales of SEK 58.6 million for the three months ended June 30, 1998, represents a decrease of SEK 20.9 million, or 35.7%. The decrease was primarily attributable to decreased volume in magazine sales as a result of a non-recurring increase in returns of magazines. Magazine sales for fiscal 1999 is expected to exceed that of 1998 due to increased distribution and points of sales. Internet sales increased 145% to SEK
2.7 million compared to the three months ended June 30, 1998. Video and CD-Rom sales for the period remained approximately the same as for the corresponding period of last year. Revenues from Internet operations and TV-Shop activities are expected to increase during the remainder of fiscal 1999 as new sites come online and home shopping expands geographically. In the opinion of the management, the decline in sales for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 is not indicative of the sales that may be expected for the year ended December 31, 1999. Sales for the year ended December 31, 1999 is expected to exceed the sales for the year ended December 31, 1998.

   Cost of Sales. The Company reported cost of sales of SEK 22.3 million for the three months ended June 30, 1999 which, compared to cost of sales of SEK 28.8 million for the three months ended June 30, 1998, represents a decrease of SEK
6.5 million, or 22.5%. The gross profit for the three months ended June 30, 1999 was SEK 15.4 million, or 40.7% of net sales which, compared to gross profit for the three months ended June 30, 1998 of SEK 29.8 million, or 50.8% of net sales, represents a decrease of 10.1% in gross profit in relation to net sales. The decrease is the result of decreased sales for the period.

   Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 16.0 million for the three months ended June 30, 1999 which, compared to selling, general and administrative expenses of SEK 11.6 million for the three months ended June 30, 1998, represents an increase of SEK 4.5 million or 38.5%. The increase is the result of increased expenses associated with Internet activities which are expected to continue in 1999.

   Interest expense. The Company reported interest expense of SEK 0.14 million for the three months ended June 30, 1999 which, compared to interest expense of SEK 0.14 million for the three months ended June 30, 1998, represents no change.

   Income taxes. The Company reported income tax expenses of SEK 0.0 million as compared to an income tax expense of SEK 0.0 million for the three months ended June 30, 1998.

   Net income. The Company reported a net loss of SEK 0.7 million as compared to net income of SEK 18.2 million for the three months ended June 30, 1998. The decrease in net income in 1999 of SEK 18.9 million was primarily attributable to the decrease in sales and increased selling, general and administrative expenses related to Internet activities.

     Six months ended June 30, 1999 compared to the six months ended June 30,
1998

   Net sales. The Company reported net sales of SEK 83.4 million for the six months ended June 30, 1999 which, compared to net sales of SEK 99.2 million for the six months ended June 30, 1998, represents a decrease of SEK 15.8 million, or 15.9%. The decrease was primarily attributable to decreased volume in magazine sales as a result of a non-recurring increase in returns of magazines. Magazine sales for fiscal 1999 is expected to exceed that of 1998 due to increased distribution and points of sales. Internet sales increased 140% to SEK
5.1 million compared to the six months ended June 30, 1998. Video and CD-Rom sales for the period remained approximately the same as for the corresponding period of last year. Revenues from Internet operations and TV-Shop activities are expected to increase during the remainder of fiscal 1999 as new sites come online and home shopping expands geographically. In the opinion of the management, the decline in sales for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 is not indicative of the sales that may be expected for the year ended December 31, 1999. Sales for the year ended December 31, 1999 is expected to exceed the sales for the year ended December 31, 1998.

   Cost of Sales. The Company reported cost of sales of SEK 42.8 million for the six months ended June 30, 1999 which, compared to cost of sales of SEK 46.7 million for the six months ended June 30, 1998, represents a decrease of SEK
3.8 million, or 8.2%. The gross profit for the six months ended June 30, 1999 was SEK 40.5 million, or 48.6% of net sales which, compared to gross profit for the six months ended June 30, 1998 of SEK 52.5 million, or 52.9% of net sales, represents a decrease of 4.3% in gross profit in relation to net sales. The decrease is the result of product mix.

   Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 28.5 million for the six months ended June 30, 1999 which, compared to selling, general and administrative expenses of SEK 24.0 million for the six months ended June 30, 1998, represents an increase of SEK 4.5 million, or 18.7%. The increase is the result of increased expenses associated with Internet activities which are expected to continue in 1999.

   Interest expense. The Company reported interest expense of SEK 0.3 million for the six months ended June 30, 1999 which, compared to interest expense of SEK 0.3 million for the six months ended June 30, 1998, represents no change.

   Income taxes. The Company reported income tax expenses of SEK 0.0 million as compared to an income tax expense of SEK 0.21 million for the six months ended June 30, 1998.

   Net income. The Company reported net income of SEK 12.0 million as compared to SEK 28.2 million for the six months ended June 30, 1998. The decrease in net income in 1999 of SEK 16.2 million was primarily attributable to the decrease in sales and increased selling, general and administrative expenses related to Internet activities.

Liquidity & Capital Resources

   The Company reported a working capital surplus of SEK 91.8 million at June 30, 1999, an increase of SEK 19.4 million compared to the year ended December 31, 1998. The increase is principally attributable to increased inventories and prepaid expenses and other current assets.

   Net cash provided by operating activities was SEK 5.5 million for the six months ended June 30, 1999 was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 12.0 million and the adjustments to reconcile net income to net cash flows from operating activities, representing amortization of photographs and videos of SEK 11.3 million, depreciation of SEK 1.6 million, provided a total of SEK 25.0 million. The total of SEK 25.0 million was then primarily reduced by the increases in trade accounts receivable, inventories, related party receivable, prepaid expenses and other current assets, income taxes payable and accrued other liabilities totaling SEK 22.0 million, offset by SEK 2.6 million from accounts payable trade. Net cash provided by operating activities was SEK 25.0 million for the six months ended June 30, 1998. The decrease in cash provided by operating activities in 1999 compared to 1998 is principally the result of changes in operating assets and liabilities in 1999.

   Net cash used in investing activities for the six months ended June 30, 1999 was SEK 19.2 million. The investing activities were principally investment in library of photographs and videos of SEK 14.1 million which was carried out in order to maintain the 1999 release schedule. In addition to investment in library of photographs and videos, SEK 3.6 million was invested in capital expenditures and SEK 1.5 million in other assets. The decrease over the comparable six-month 1998 period was principally due to decreased investments in library of photographs and videos as a result of that fewer productions needed to be purchased in order to maintain inventory levels and reduced production costs during the period compared to 1998. The quantity of the Company's video and magazine releases for 1999 is approximately the same as in 1998.

   Net cash provided by financing activities for the six months ended June 30, 1999 was SEK 12.7 million represented by conversion of warrants at SEK 14.0 million offset by repayments on short-term borrowings of SEK 1.1 million and repayments on long-term loan of SEK 0.3 million. The increase over the comparable six-month 1998 period was primarily due to cash received from conversion of warrants.

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

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

   On June 7, 1999 the Swedish tax authority, Skattemyndigheten i Stockholm (the "Tax Authority"), instituted a proceeding against Milcap Media Limited, a subsidiary of the Company, in the Administrative Court in Stockholm to seize assets as security in the event that the Tax Authority issues an assessment for corporate income tax against Milcap Media Limited. Although no tax assessment has yet been issued, the Tax Authority is of the opinion that Milcap Media Limited has a permanent establishment in Sweden and therefore owes corporate income tax in Sweden for the tax years 1995, 1996, 1997 and 1998. For purposes of the seizure proceeding the Tax Authority has based the amount of the seizure request on an arbitrary amount in the amount of SEK 17,737,882, which is not based upon the actual financial results of Milcap Media Limited. As a consequence thereof the Tax Authority filed and obtained an order from the Administrative Court in Stockholm, without prior notice to Milcap Media Limited, to seize assets up to SEK 17,700,000 of Milcap Media Limited. On July 9, 1999, Milcap Media Limited filed an appeal with the Administrative Court of Appeal in Stockholm to dismiss the order. On August 6, 1999 the Administrative Court of Appeal in Stockholm ruled in favor of the Tax Authority. Currently Milcap Media Limited is preparing an appeal with the Swedish Supreme Administrative Court.

   It should be pointed out, that Milcap Media Limited has so far not received an official decision or similar information from the Tax Authority with a statement that the Tax Authority will assess Milcap Media Limited for the tax years mentioned above, i.e. there is currently no tax liability in Sweden. If the Tax Authority makes such an assessment and levy Swedish corporate income tax on Milcap Media Limited, Milcap Media Limited will contest such assessment and if necessary appeal such assessment in the Administrative Court in Stockholm. Thus, the current proceedings in the Administrative Courts concerning seizure of assets is a separate case from a case where the Tax Authority may levy corporate income tax for the above mentioned tax years.

   Milcap Media Limited believes that the opinion of the Tax Authority is without legal basis as Milcap Media Limited conducts no operations in Sweden and has no permanent establishment in Sweden. Accordingly, the Company believes that the opinion of the Tax Authority is without merit, and in any event if the Tax Authority would prevail in the Supreme Administrative Court regarding seizure of assets, that such outcome will not have a material impact upon the Company.

                           PRIVATE MEDIA GROUP, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

Item 2.    Changes in Securities

     During May 1999 the Company issued Warrants to purchase 35,000 shares of its Common Stock to a single accredited investor in consideration of providing services to the Company. The Warrants are exercisable at $19.00 per share until May 2004

Item 4.  Submission of Matters to a Vote by Securityholders.

     The Company's 1999 Annual Meeting of Shareholders was held on June 21, 1999. At the Annual Meeting each of the Company's nominees was elected to serve as a director of the Company until the next Annual Meeting of Shareholders. The election results are as follows:


       Name                   For         Against   Abstain
       ----                   ---         -------   -------
       Berth H. Milton        6,889,702         0         0
       Alfredo M. Villa       6,889,702         0         0
       Bo Rodebrant           6,889,702         0         0
       Robert L. Tremont      6,889,702         0         0

     The shareholders also approved a proposal to adopt the Company's 1999 Employee Stock Option Plan, which proposal was set forth in the Company's Proxy Statement filed with the Securities and Exchange Commission. The Plan approval results are as follows:

                                   For        Against    Abstain
                                   ---        -------    -------
   1999 Stock Option Plan          6,889,266      316        120

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits
         EX-27 - Financial Data Schedule

     b.  Reports on Form 8-K:
         None.

                           PRIVATE MEDIA GROUP, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRIVATE MEDIA GROUP, INC.
                                   (Registrant)

Date:  August 16, 1999             /s/ Johan Gillborg
                                   ---------------------------------------------
                              Johan Gillborg
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                           PRIVATE MEDIA GROUP, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               INDEX TO EXHIBITS

EX-27  Financial Data Schedule