Form 10QSB
period 1999-09-30
PRIVATE MEDIA GROUP INC
filed 1999-11-02
CIK 1068084

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

    For the quarterly period ended....................September 30, 1999
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

           For the transition period from..........to..............
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

 Yes X    No_____
    ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                              Outstanding at November 1, 1999
        -----                              -------------------------------
Common Stock, par value $.001                       8,757,289

     Transitional Small Business Disclosure Format:  Yes___    No  X
                                                                  ---
================================================================================

Item 1. Financial Statements

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                                    September 30,
                                                                             December 31,            (Unaudited)
                                                                           ------------     -----------------------------
                                                                               1998             1999            1999
                                                                           ------------     ------------     ------------
                                                                                SEK              SEK             USD
                                                                                           (in thousands)
ASSETS
Cash and cash equivalents.........................................                4,165            2,451              299
Trade accounts receivable.........................................               55,650           60,922            7,429
Related party receivable..........................................                5,178            6,199              756
Inventories - net (Note 2)........................................               30,888           36,847            4,494
Prepaid expenses and other current assets.........................                9,096           29,245            3,566
                                                                           ------------     ------------     ------------
TOTAL CURRENT ASSETS..............................................              104,978          135,664           16,544

Library of photographs and videos - net...........................               79,564           82,442           10,054
Property, plant and equipment - net...............................                9,546           12,777            1,558
Other assets......................................................               16,391           18,166            2,215
                                                                           ------------     ------------     ------------
TOTAL ASSETS......................................................              210,479          249,049           30,372
                                                                           ------------     ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings.............................................                1,802               67                8
Accounts payable trade............................................               20,389           24,247            2,957
Income taxes payable..............................................                1,011              167               20
Deferred tax liability............................................                  630              630               77
Accrued other liabilities.........................................                8,741           11,736            1,431
                                                                           ------------     ------------     ------------
TOTAL CURRENT LIABILITIES.........................................               32,573           36,846            4,493

Long-term borrowings..............................................                  394                -                -

SHAREHOLDERS' EQUITY
$4.00 Series A Convertible Preferred Stock
10,000,000 shares authorized, 7,000,000
shares issued and outstanding.....................................                    -                -                -
Common Stock, $.001 par value, 50,000,000
shares authorized 8,131,669 and 8,672,502
issued and outstanding at December 31, 1998
and September 30, 1999, respectively..............................                7,997            8,002              976
Additional paid-in capital........................................                2,344           28,700            3,500
Stock dividends to be distributed.................................                5,642            2,868              350
Retained earnings.................................................              161,177          172,697           21,061
Accumulated other comprehensive income............................                  353              (65)              (8)
                                                                           ------------     ------------     ------------
TOTAL SHAREHOLDERS' EQUITY........................................              177,512          212,202           25,878
                                                                           ------------     ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................              210,479          249,049           30,372
                                                                           ============     ============     ============

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                             Three-months ended                    Nine-months ended
                                                               September 30,                         September 30,
                                                                (unaudited)                           (unaudited)
                                                        ---------------------------    ---------------------------------------
                                                           1998             1999           1998           1999          1999
                                                        -----------     -----------    -----------   -----------    ----------
                                                            SEK             SEK             SEK           SEK            USD
                                                                                (in thousands)
Net sales..........................................          28,874          41,896        128,060       125,283        15,278
Cost of sales.....................................           13,141          19,816         59,820        62,654         7,641
                                                        -----------     -----------    -----------   -----------    ----------
Gross profit.......................................          15,733          22,080         68,239        62,629         7,638
Selling, general and administrative expenses.......           9,128          13,358         33,105        41,821         5,100
                                                        -----------     -----------    -----------   -----------    ----------
Operating profit...................................           6,605           8,722         35,134        20,808         2,538
Interest expense...................................             115              73            374           348            42
Interest income....................................              12              61            136           282            34
                                                        -----------     -----------    -----------   -----------    ----------
Income before income tax...........................           6,502           8,710         34,896        20,743         2,530
Income taxes.......................................              42             490            252           491            60
                                                        -----------     -----------    -----------   -----------    ----------
Net income.........................................           6,460           8,219         34,644        20,252         2,470
                                                        -----------     -----------    -----------   -----------    ----------
Other comprehensive income:
Foreign currency adjustments.......................           1,547            (298)         1,658          (418)          (51)
                                                        -----------     -----------    -----------   -----------    ----------
Comprehensive income...............................           8,007           7,921         36,302        19,834         2,419
                                                        ===========     ===========    ===========   ===========    ==========
Net income per share:
Basic..............................................            0.80            0.95           4.29          2.38          0.29
                                                        ===========     ===========    ===========   ===========    ==========
Diluted............................................            0.41            0.51           2.22          1.28          0.16
                                                        ===========     ===========    ===========   ===========    ==========

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Nine-months ended
                                                                                      September 30,
                                                                                       (unaudited)
                                                                      --------------------------------------------
                                                                          1998           1999            1999
                                                                      -------------   -------------   ------------
                                                                           SEK            SEK             USD
                                                                                     (in thousands)
Cash flows from operating activities:
Net income........................................................          34,644           20,252          2,471
Adjustment to reconcile net income to net cash
     flows from operating activities:
     Depreciation.................................................           3,448            2,308            282
     Amortization of photographs and videos.......................          11,516           21,958          2,679
Effects of changes in operating assets and liabilities:
     Trade accounts receivable....................................          (1,151)          (5,272)          (643)
     Related party receivable.....................................               -           (1,021)          (125)
     Inventories..................................................         (14,515)          (5,959)          (727)
     Prepaid expenses and other current assets....................         (13,508)         (20,149)        (2,459)
     Accounts payable trade.......................................           2,022            3,858            471
     Income taxes payable.........................................            (380)            (844)          (103)
     Accrued other liabilities....................................          10,584            2,995            365
                                                                      ------------    -------------   ------------
Net cash provided by operating activities.........................          32,660           18,126          2,212
Cash flows from investing activities:
Investment in library of photographs and videos...................          25,231           24,836          3,031
Capital expenditures..............................................           5,439            5,537            676
Investments in other assets.......................................           3,215            1,775            217
                                                                      ------------    -------------   ------------
Net cash used in investing activities.............................          33,885           32,148          3,923
Cash flow from financing activities:
Additional paid in capital........................................             736                -              -
Conversion of warrants............................................               -           14,855          1,813
Repayments on long-term loan......................................            (329)            (394)           (48)
Repayments on short-term borrowings...............................          (1,604)          (1,735)          (212)
                                                                      ------------     ------------   ------------
Net cash (used in) provided by financing activities...............          (1,197)          12,726          1,553
Foreign currency translation adjustment...........................           1,658             (418)           (51)
                                                                      ------------     ------------   ------------
Net (decrease) increase in cash and cash equivalents..............            (764)          (1,714)          (209)
Cash and cash equivalents at beginning of the period..............           3,698            4,165            508
                                                                      ------------     ------------   ------------
Cash and cash equivalents at end of the period....................           2,934            2,451            299
                                                                      ============     ============   ============

Cash paid for interest............................................             299              268             33
                                                                      ============     ============   ============

Cash paid for taxes...............................................             224              257             31
                                                                      ============     ============   ============

              See accompanying notes to consolidated statements.

1.   Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1998.

   The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Private Media Group, Inc. generate their cash flows.

   Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 1999 and for the nine months then ended have been translated into United States dollars ("USD") at the rate of SEK 8.20 per USD 1.00 the exchange rate of the Swedish Riksbank on September 30, 1999. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2.   Inventories

     Inventories consist of the following:

                                                December 31,      September 30,
                                              ----------------   ---------------
                                                    1998              1999
                                              ----------------   ---------------
                                                    SEK                SEK
                                                          (in thousands)
     Magazines..............................            17,826            18,342
     Video cassettes........................            10,558            12,011
     Other..................................             2,505             6,494
                                              ----------------   ---------------
                                                        30,888            36,847
                                               ===============   ===============

3.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three-months ended               Nine-months ended
                                                                September 30,                   September 30,
                                                      -------------------------------   -------------------------------
                                                            1998             1999             1998             1999
                                                      --------------   --------------   --------------   --------------
     Numerator:

     Net income (SEK in thousands).................            6,461            8,219           34,644           20,252
                                                      ==============   ==============   ==============   ==============
     Denominator:

     Denominator for basic earnings per
     share - Weighted average shares................       8,081,669        8,631,289        8,081,669        8,492,224

     Effect of dilutive securities:
        Preferred stock............................        7,000,000        7,000,000        7,000,000        7,000,000
        Common stock warrants......................          574,054          313,392          550,445          302,647
        Stock dividends to be distributed                          -           23,304                -           23,304
                                                      --------------   --------------   --------------   --------------

     Denominator for diluted earnings per
     share -  weighted average shares and
     assumed conversions...........................       15,655,723       15,967,985       15,632,114       15,818,176
                                                      ==============   ==============   ==============   ==============
     Earnings per share (SEK)
     Basic.........................................             0.80             0.95             4.29             2.38
                                                      ==============   ==============   ==============   ==============
     Diluted.......................................             0.41             0.51             2.22             1.28
                                                      ==============   ==============   ==============   ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Report contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, including those set forth elsewhere in this Report.

      The Company's principal currency is Swedish Kronor ("SEK"). Solely for the convenience of the reader, the accompanying financial information has been translated into United States dollars ("USD") at the rate of SEK 8.20 per USD 1.00, the exchange rate of the Swedish Riksbank on September 30, 1999. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

Results of Operations

     Three months ended September 30, 1999 compared to the three months ended September 30, 1998

     Net sales. The Company reported net sales of SEK 41.9 million for the three months ended September 30, 1999 which, compared to net sales of SEK 28.9 million for the three months ended September 30, 1998, represents an increase of SEK
13.0 million, or 45.1%. The increase was primarily attributable to increased volume in magazine, DVD and Internet sales. Internet sales increased 178% to SEK
4.4 million compared to the three months ended September 30, 1998 and management believes that this growth will continue. During the period the Company received confirmed orders, not included in the reported Internet sales, at a value of SEK
3.1 million. Video and CD-Rom sales for the period remained approximately the same as for the corresponding period of last year. Revenues from DVD sales, Internet operations and TV-Shop activities are expected to increase during the remainder of fiscal 1999 as nine additional DVD titles are available for sale, new sites come online and home shopping expands geographically. Management is pleased with these third quarter results and believes that the Company will see continued revenue growth in the remaining quarter of the financial year. The net sales reported do not include revenue from the agreements made and announced during the period concerning Penthouse/Private co-production and distribution, Private Dynamite Energy Drink and the UK licensing of the magazines Private Life and Private Style. Net sales arising from the agreements will be reported according to U.S. GAAP.

     Cost of Sales. The Company reported cost of sales of SEK 19.8 million for the three months ended September 30, 1999 which, compared to cost of sales of SEK 13.1 million for the three months ended September 30, 1998, represents an increase of SEK 6.7 million, or 50.8%. The gross profit for the three months ended September 30, 1999 was SEK 22.1 million, or 52.7% of net sales which, compared to gross profit for the three months ended September 30, 1998 of SEK
15.7 million, or 54.5% of net sales, represents a decrease of 1.8% in gross profit in relation to net sales. The overall increase in gross profit for the period of SEK 6.3 million, or 40.3%, is the result of increased sales for the period.

     Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 13.4 million for the three months ended September 30, 1999 which, compared to selling, general and administrative expenses of SEK 9.1 million for the three months ended September 30, 1998, represents an increase of SEK 4.2 million or 46.3%. The increase is the result of increased expenses associated with DVD and Internet activities which are expected to continue in 1999 and 2000.

     Interest expense. The Company reported interest expense of SEK 0.07 million for the three months ended September 30, 1999 compared to interest expense of SEK 0.11 million for the three months ended September 30, 1998.

     Income taxes. The Company reported income tax expenses of SEK 0.5 million as compared to an income tax expense of SEK 0.0 million for the three months ended September 30, 1998.

     Net income. The Company reported net income of SEK 8.2 million as compared to net income of SEK 6.5 million for the three months ended September 30, 1998. The increase in net income in 1999 of SEK 1.8 million, or 27.2% was primarily attributable to increased sales.

     Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

     Net sales. The Company reported net sales of SEK 125.3 million for the nine months ended September 30, 1999 which, compared to net sales of SEK 128.1 million for the nine months ended September 30, 1998, represents a decrease of SEK 2.8 million, or 2.2%. The decrease was primarily attributable to decreased volume in magazine sales as a result of a non-recurring increase in returns of magazines in the previous quarter which then was partly offset by increased DVD and Internet sales. Magazine sales for fiscal 1999 are expected to exceed that of 1998 due to increased distribution and points of sales. Internet sales increased 153.1% to SEK 9.8 million compared to the nine months ended September 30, 1998 and management believes that this growth will continue. During the period the Company received confirmed orders, not included in the reported Internet sales, at a value of SEK 3.1 million. Video and CD-Rom sales for the period remained approximately the same as for the corresponding period of last year. Revenues from DVD sales, Internet operations and TV-Shop activities are expected to increase during the remainder of fiscal 1999 as nine additional DVD titles are available for sale, new sites come online and home shopping expands geographically. During the first nine months of the fiscal year nine DVD titles were released and including the scheduled releases in the last quarter the Company's total releases for 1999 will be 18. During 2000 the Company is planning to release 50 DVD titles. The net sales reported do not include revenue from the agreements made and announced during the last quarter concerning Penthouse/Private co-production and distribution, Private Dynamite Energy Drink and the UK licensing of the magazines Private Life and Private Style. Net sales arising from the agreements will be reported according to U.S. GAAP.

     Cost of Sales. The Company reported cost of sales of SEK 62.7 million for the nine months ended September 30, 1999 which, compared to cost of sales of SEK
59.8 million for the nine months ended September 30, 1998, represents an increase of SEK 2.8 million, or 4.7%. The gross profit for the nine months ended September 30, 1999 was SEK 62.6 million, or 50.0% of net sales which, compared to gross profit for the nine months ended September 30, 1998 of SEK 68.2 million, or 53.3% of net sales, represents a decrease of 3.3% in gross profit in relation to net sales. The decrease is the result of product mix.

     Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 41.8 million for the nine months ended September 30, 1999 which, compared to selling, general and administrative expenses of SEK 33.1 million for the nine months ended September 30, 1998, represents an increase of SEK 8.7 million, or 26.3%. The increase is the result of increased expenses associated with DVD and Internet activities which are expected to continue in 1999 and 2000.

     Interest expense. The Company reported interest expense of SEK 0.3 million for the nine months ended September 30, 1999 compared to interest expense of SEK
0.4 million for the nine months ended September 30, 1998.

     Income taxes. The Company reported income tax expenses of SEK 0.5 million as compared to an income tax expense of SEK 0.3 million for the nine months ended September 30, 1998.

     Net income. The Company reported net income of SEK 20.3 million as compared to SEK 34.6 million for the nine months ended September 30, 1998. The decrease in net income in 1999 of SEK 14.4 million is primarily attributable to increased selling, general and administrative expenses related to Internet activities.

Liquidity & Capital Resources

     The Company reported a working capital surplus of SEK 98.8 million at September 30, 1999, an increase of SEK 26.4 million compared to the year ended December 31, 1998. The increase is principally attributable to increased trade accounts receivable, inventories and prepaid expenses and other current assets.

     Net cash provided by operating activities of SEK 18.1 million for the nine months ended September 30, 1999 was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 20.3 million and the adjustments to reconcile net income to net cash flows from operating activities, representing amortization of photographs and videos of SEK 22.0 million and depreciation of SEK 2.3 million, provided a total of SEK 44.5 million. The total of SEK 44.5 million was then primarily reduced by the increases in trade accounts receivable, inventories, related party receivable, prepaid expenses and other current assets and income taxes payable totaling SEK 33.2 million, offset by SEK 6.9 million from accounts payable trade and accrued other liabilities. Net cash provided by operating activities was SEK 32.7 million for the nine months ended September 30, 1998. The decrease in cash provided by operating activities in 1999 compared to 1998 is principally the result of changes in operating assets and liabilities in 1999.

     Net cash used in investing activities for the nine months ended September 30, 1999 was SEK 32.1 million. The investing activities were principally investment in library of photographs and videos of SEK 24.8 million which was carried out in order to maintain the 1999/2000 release schedules. In addition to investment in library of photographs and videos, SEK 5.5 million was invested in capital expenditures and SEK 1.8 million in other assets. The decrease over the comparable nine-month 1998 period was principally due to decreased investments in other assets.

     Net cash provided by financing activities for the nine months ended September 30, 1999 was SEK 12.7 million represented by conversion of warrants at SEK 14.9 million offset by repayments on short-term borrowings of SEK 1.7 million and repayments on long-term loan of SEK 0.4 million. The increase over the comparable nine-month 1998 period was primarily due to cash received from conversion of warrants.

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

     In addition to substantially addressing Year 2000 issues in its own critical computer systems, the Company has contacted its major customers and vendors to assess their progress in addressing their Year 2000 issues. The Company believes that in making these contacts it can minimize the risks associated with Year 2000 failures of such vendors and customers. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted or otherwise addressed on time, or that a failure to convert by another company would not have a material adverse effect on the Company.

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

                                   PRIVATE MEDIA GROUP, INC.
                                        (Registrant)


Date: November 1, 1999             /s/ Johan Gillborg
                                   --------------------------------------------
                                   Johan Gillborg
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EX-27  Financial Data Schedule