Form 10KSB
period 1999-12-31
PRIVATE MEDIA GROUP INC
filed 2000-03-30
CIK 1068084

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                              1934 [FEE REQUIRED]

     For the fiscal year ended...........................December 31, 1999

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                           OF 1934 [NO FEE REQUIRED]

  For the transition period from...................to........................

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

                                34-93-590-7070
                                --------------
                           Issuer"s telephone number

    Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:
                                 Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer"s revenues for the fiscal year ended December 31, 1999 were $20,260,000

     At March 29, 2000, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $297,284,415. The aggregate market value has been computed by reference to the average bid and asked price of the common stock on March 29, 2000. On such date the registrant had 8,942,162 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format:  Yes ___  No X

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

                                  THE COMPANY

         PRIVATE MEDIA GROUP, INC. (the "Company" or "Private") is engaged in the acquisition, refinement and delivery of adult feature products and services, including a range of proprietary websites, digital versatile discs ("DVDs"), unrated and adult feature magazines, videos and CD-Roms, the distribution and licensing of its proprietary products and services on the Internet, including magazines, videos, interactive services, adult novelty products and the Private Circle fashion line, and TV Home Shopping for its proprietary and licensed products" and other products, all oriented to the adult entertainment market.

         The Company is the publisher of Private, an internationally popular X-rated magazine. Private was founded 35 years ago in Sweden, and was the first full color, hard-core sex publication in the world. Today the Company produces four X-rated magazines: Private, Pirate, Triple X and Private Sex. In addition, a book, The Best of Private, is released annually. The X-rated magazines are distributed in a network that presently covers approximately 200,000 points of sale in over 35 countries throughout the world, with the potential to reach nearly 500,000 points of sale through its existing distribution network.

         Since 1992, Private has also acquired and distributed adult motion picture entertainment. As of December 31, 1999, the Company"s film library contained 263 titles, and it expects to add approximately 66 additional titles in 2000.

         In the last few years, Private films, Private magazines and Private CD-Roms, have won a number of industry awards, including Best European Film (Hot d'Or 1998), Best Screenplay (Hot d'Or 1998), Best Foreign Director (AVN 1999), Best Foreign Release (AVN 1997, 1998, 1999, 2000) , Special Achievement Awards (AVN 1997, Venus 1998), Best Production Company (Golden X 95), Best Director (AVN 1998), Best International Movie (Venus 1999), Best Adult Video Web-Site (AVN 2000), Best Adult Site on the Internet (Passie Magazine 1999) and Best International Internet Site (Venus 1999). The Company"s films recently received 17 nominations in ten categories for the Hot d"Or Awards to be presented at Cannes, France in May 2000.

         Since 1997 the Company has aggressively expanded its business activities on the Internet by investing heavily in its initial Web site, www.private.com and by licensing its trademarks and proprietary media to other Web sites. In 1999 the Company opened two new Web sites, www.privatecinema.com and www.Privatelive.com, to provide Internet access to proprietary videos and live adult entertainment, and continued to implement its program to expand its Internet licensing activities. The Company continues to invest in state-of-the-art Internet hardware and software in order to maintain the highest level of Internet service and to maximize revenue potential.

         The Company believes it is uniquely well positioned to exploit the growing adult entertainment Internet market in view of a number of factors, including (i) an extensive library of high quality media content developed over the past 35 years, to which it retains exclusive worldwide rights, (ii) the ability to generate new, high quality, media content, (iii) its established industry position in the adult entertainment market, and (iv) the Company"s financial ability to maintain and upgrade its Internet infrastructure.

         In the Fall of 1998 the Company entered the TV Home Shopping market, engaging in the sale of proprietary products on Swedish television. This new area has been well received, and the Company intends to expand TV Home Shopping to other territories in 2000.

         The Company operates in a regulated environment, requiring the Company to be socially aware and sensitive to government strictures. Private takes great care to comply with all applicable governmental laws and regulations in the jurisdictions where it operates, including laws and regulations designed to protect minors or which prohibit the distribution of obscene material. Moreover, Private will not knowingly engage the services of businesses or individuals that do not adhere to the same standards. In the 35 years that Private has conducted business it has never been held to have violated any laws or regulations regarding obscenity or the protection of minors. Private continually strives to maintain the highest standards in the presentation of its media and other products, as is evidenced by the numerous industry awards which have been bestowed upon Private and its management over the years.

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

         The "Company" is sometimes referred to herein as Private Media Group, Inc., Milcap, Private, the Milcap Media Group, or the Private/Milcap Group, and includes Private Media Group, Inc. and its subsidiaries, incuding: Milcap Media Limited (Cyprus) ("MML"), Cinecraft Limited (Gibraltar), Milcap Publishing Group AB (Sweden)

("MPG"), Milcap Media Group S.L. (Spain) ("MMG"), Milcap Publishing Group Italy Srl (Italy), Normcard AB (Sweden), Symbolic Productions S.L., and Private France S.A.

Magazine Publications

         The Private/Milcap Group is the publisher of Private, an internationally popular X-rated magazine. Private was founded 35 years ago, and was the first full color, hard-core sex publication in the world. Today the Company produces four X-rated magazines: Private, Pirate, Triple X and Private Sex. In addition, a book, The Best of Private, is released annually. The X-rated magazines are distributed on a network that covers approximately 200,000 points of sale in over 35 countries throughout the world. The Company's two newest magazines are Private Style and Private Life, which are produced by licensees of Private with the same first-class quality as its older sisters, but are significantly different when compared with the other four highly successful magazines, as they are the first "soft-core" magazines in the Private/Milcap Group.

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

         Currently, the Company produces approximately 66 X-rated and 12 R-rated movies per year and the distribution is through a world-wide network that covers approximately 60,000 sales points, with the potential to reach more than 155,000. The first two monthly video labels released were Private Film and Private Video Magazine. Both labels quickly received critical acclaim in leading international magazines as well as numerous prestigious awards from industry associations and major adult entertainment film festivals, including AVN, Impulse d'Oro and Golden X. The next three monthly video labels successfully introduced were Triple X, Private Stories and Private Gold. In May 1997, the Company introduced Gaia, a new label released bi-monthly. During 1999 the Company introduced the labels Pirate Video Deluxe, Private XXX, The Matador Series and Peep Show Special, which are released monthly, and Private Black Label, which is released bi-monthly.

         As of December 31, 1999, the Company owned a total of 263 movie titles, and by the end of 2000 the total is expected to increase to 329 titles. Titles are mainly available on videocassette and increasingly available on DVD and sold by distributors, primarily to retail stores and wholesalers worldwide. Several of the original motion picture programs have also been re-edited and licensed to cable television operators. The Company owns perpetual distribution rights, and thus far has not sold any third party distribution rights. The Company continues to expand the marketing of its production into new international markets, including the United States, generally by entering into national license agreements with local distributors.

         During fiscal 2000, Management intends to continue to expand its video and film operations by (i) distributing new videos and films on videocassette and DVD with an aggressive release schedule, (ii) 100 titles of both new and back-catalogue productions are planned to be released on DVD (iiI) increasing its efforts to distribute its library and new titles into cable and satellite television markets, e-commerce, TV Home Shopping, and other new international markets, and (iv) actively seeking to acquire distribution rights to additional titles produced by third parties.

         In 1998 Company started to release its movie titles on DVD. Sales of DVD titles are expected to add to the already established sales per title. DVD releases are currently at the rate of 4 per month and this rate is expected to increase by the end of 2000.

Internet

  The Company's Internet team has combined the Private quality of its extensive media library with the newest technology to create what it believes to be one of the best adult Web sites: www.private.com. The Company sources and owns worldwide proprietary rights to its library. The burgeoning growth of the e-commerce market and increased access to the Internet by end-users has created a unique opportunity for Private to leverage its proprietary assets through marketing and distribution on the Web. Since March 1998, Private's WWW Club members have been able to view every Private magazine published by the Company since 1965 and over 700 clips from over 100 films. In addition, this site contains new games, chat rooms with models, previews of new releases and more. The Company's initial Web site contains more than 100,000 Web pages and is generating traffic of approximately 2,400,000 visitors per month and 144,000,000 requested pages per month. Private currently maintains a staff of 28 full time Internet employees and has invested heavily in state-of-the-art computer and communications infrastructure.

  The Company is also licensing the right to use its trademarks and media library on the Internet to third parties with independent Web sites, which is beginning to generate significant royalty income. Private also markets its products on the Internet through distributor sites and shopping sites.

TV Home Shopping

         In the November 1998 the Company entered the TV Home Shopping market, engaging in the sale of proprietary products, including videos, magazines and proprietary adult pleasure products under the brand "The Private Collection," on Swedish television This new area has been well received, and the Company intends to expand TV Home Shopping to other territories and formats in 2000.

Other Markets

         CD-ROM Although the adult CD-Rom market has been declining during the last year. CD-Rom titles are still being released. During 2000, the Company expects to release six CD-Rom titles.

         Licensed Products. In April 1996, the Company launched a line of adult pleasure products called Private Collection. In 1998 the Company commenced marketing of a line of clothing under the brand name Private Circle through Private Circle, Inc. In the near future the Company plans to extend the product range with various additional lines of clothes, nutritional supplements, energy soft drinks and personal skin care. For these new markets, the Company is generally planning to earn royalties through the licensing of its major trademarks. Channels of distribution for licensed products include conventional distribution channels, e-commerce and TV Home Shopping.

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

         During the 1980s, the availability of adult movies on videocassette and on cable television helped to legitimize the consumption of explicit material by putting it in the home setting. The result has been the legitimization of industry products by other businesses not traditionally associated with the adult entertainment industry. Video stores, long distance telephone carriers, satellite providers, cable companies, and even mutual funds, earn significant returns by supplying or investing in adult entertainment either directly or indirectly. The availability of adult-oriented media has accelerated in the 1990s as a result of growth in the Internet, resulting in increased accessibility of adult-oriented media in the privacy of a person"s home.

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

         According to industry sources, in 1978 some 100 hard-core feature films were produced at a typical cost in today's dollars of approximately $350,000, while in 1999 over 14,000 new hard-core videos were released, some costing as little as a few thousand dollars to produce. The bulk of this production is represented by amateurish tapes and compilations. The Company is competing with the portion of the market which involves the production of professionally produced films with high production value.

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

       Overall, for 1998 AVN reported that adult products represent 19.7% of the U.S. video market (all stores, whether stocking adult or not). More than 33% of the U.S."s rental and sales transactions involving adult tapes took place on the West Coast; the average store on the West Coast stocks over 700 different adult tapes for rental. According to AVN's poll, 71% of adult videos are rented by men, 19% are rented by male/female couples, 7% are rented by male couples, 2% are rented by women and 1% by women couples.

       Approximately 20 major producers, such as Private, Vivid, VCA and Metro release the lion's share of adult high budget videos; approximately 80 smaller firms fill in the gaps. See "Business-Competition."

DVD

       DVD (Digital Versatile Disc) has had an exceptional introduction to the marketplace, easily outstripping the initial launch sales of VHS video and CDs. In the first two complete years of the format's availability, 1998 and 1999, over 5 million DVD players is estimated to have been sold in the US alone. This compares with just 450,000 VHS players and 960,000 music CD players sold in those formats' first two years. The world's major hardware manufacturers have backed the DVD format virtually en masse, with over 100 models of DVD player already on the market. Low cost players have recently become available for as little as $200, paving the way for massive, widespread consumer interest and potentially record-breaking sales.

       In line with the huge sale of DVD players, sales of DVD discs was expected to reach 50 million units in the US by the end of 1999. The 3rd European DVD Conference, held in 1999 in Portugal, concluded that this trend is also being reflected in Europe, which is estimated to be approximately one year behind the US. Superior to VHS, CD-Rom and laserdisc, DVDs produce almost studio- quality pictures and the world's movie producers are rapidly supporting the format, with Warner Home Video currently generating approximately 30% of it revenues from DVD sales. Especially significant in this context is the fact that 65% of this revenue comes from back-catalogue titles.

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

       Currently over 73,000,000 homes throughout Europe alone subscribe to cable and satellite television. With recent technological advances allowing for digitalization of television program delivery to TV sets a new world of opportunities has opened. The full and near video on demand, ADSL TV, as well as cable and satellite Pay-per-View (PPV) services allow viewers to have access to past program libraries from the comfort of their own sofa. Adult entertainment programming is perfectly tailored for these new media. Along with major Hollywood blockbusters and sports events, it is the adult genre which gets to drive the PPV services.

       The Company believes that the adult entertainment industry in general will continue to experience significant growth in the coming years, particularly as advances in technology and increasing access to the Internet will allow more private and secure adult access to adult themed material.

CD-Roms

         Although the adult CD-Rom market has declined during the last years. Adult CD-Rom titles are still being released. During 2000, the Company expects to release six CD-Rom titles.

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

The Company's Numbers

       The following table indicates the Company's production for 1998 and 1999 and estimates for 2000.

--------------------------------------------------------------------------------

                              THE PRIVATE LIBRARY

--------------------------------------------------------------------------------

VIDEOS                       As of December 31, 1998  As of December 31, 1999   As of December 31, 2000 (est.)
------                       -----------------------  -----------------------   ------------------------------
Labels                            No of Titles              No of Titles        No of Titles

Private                                150                      156              162  +6
Pirate                                 52                        58              64   +6
Triple-X                               26                        32              38   +6
Private Sex                            19                        25              31   +6
Special Editions                        1                        3                4   +1
Book Best of Private                   10                        11              12   +1
Total                                  214                      290              368  26 NEW RELEASES IN 2000

VIDEOS                       As of December 31, 1998  As of December 31, 1999   As of December 31, 2000 (est.)
------                       -----------------------  -----------------------   ------------------------------
Labels                            No of Titles              No of Titles        No of Titles

Private Video Magazine                 26                        26              26   No more in production
Private Film                           28                        28              28   No more in production
Triple-X Video                         32                        32              32   No more in production
Private Video Stories                  27                        27              27   No more in production
Private Gold                           33                        39              45
Gaia                                    6                        6                6   No more in production
Pirate Video                           12                        12              12   No more in production
Triple -X Files                        12                        12              12   No more in production
Casting-X                              13                        19              25   +6
Best of Private                         3                        3                3   No more in production
Private Black Label                     4                        10              16   +6
Pirate Video Deluxe                                              6               12   +6
Private XXX                                                      6               12   +6
Special Compilations                   10                        16              23   +7
Amanda's Diary                          1                        5                5   No more in production
Peep Show Special                                                6               12   +6
Horny Housewives                                                 4               10   +6
The Matador Series                                               2                8   +6
The Story                                                        2                2   No more in production
Private Movie                                                    1                1   No more in production
Private & Penthouse Video                                        0                5   +5
Private Super F*****                                             1                7   +6
Soft Versions                           7                        27              39   +12
Total                                  214                      290              368  78 NEW RELEASES IN 2000

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

Quantities of Magazines                    Produced (1998)          Produced (1999)            Estimated (2000)
Private                                        681,710                  813,970                      780,000
Pirate                                         482,550                  641,750                      570,000
Triple X                                       493,820                  642,900                      590,000
Private Sex                                    359,060                  530,800                      470,000
Best of Private                                 73,400                   58,000                       60,000
Specials                                        56,000                  181,300                      120,000

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

Circulation

         The Company's magazines have historically generated most of their revenues from firm sales distribution. Distributors with rights to return and retail circulation represent less than 35% of the current production. The Company has contracted national licensing agreements in over 35 countries and normally deals with a magazine distributor for every local distribution of its publications. Single copy retail sales normally occur in adult book stores and similar establishments. Newsstand retail sales are legally allowed only in countries such as France, Italy, Spain, Germany and Portugal.

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

         The Company recognizes revenue from distributors" sales based on estimated copy sales at the time each issue is delivered. Provisions for expected returns are taken into consideration.

         The historical patterns of distribution have changed as a result of the ongoing consolidation and the relationship with each distributor, which due to the success of the publications and better terms and conditions, tend to prefer a firm sale agreement as well.

         For a few years, the Company has been seeking to expand the use of its magazines' editorial content and other assets across different media formats, in order to capitalize on their existing brand names at a lower cost. The process started in 1995 with the production of CD-Roms, but the main development has been the re-editing of every Private magazine since 1965, which became available on the Company's Web site in May 1998, and more recently on the Company"s TV Home Shopping.

Production, Distribution and Fulfillment

         Four independent printers in Spain currently print most of the Company"s magazines, books, brochures, video, and CD covers. Prices are subject to the alteration of the price of raw materials (paper, ink, etc.). Any alteration on printing prices must be by notification to the Company at least three months in advance. Terms of payment are 60/90 days from date of invoice.

         With respect to color separation, pre-press and related services, the Company is currently using its own color separation facilities and has the support of tow independent suppliers using the latest technologies in this field such as digital imposition and implementing the computer to plate process. The Company believes that there is generally an adequate supply of alternative color separation services available at competitive prices should the need arise. All proprietary magazines are printed and shipped from Barcelona, Spain with the exception of the U.K. distributor which receives all the magazines in digital format and prepares its own layout and color separations before printing locally adapted softer editions of all the magazine titles.

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

Licensed Publishing

         In 1999 the Company signed a licensing agreement with K-OS Publications Limited for the publication and distribution in Britain of two new consumer titles bearing the Private trademark. "Private Life" magazine was first published in the UK at the end of 1999, while "Private Style" magazine is set to launch in 2000.

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

         The Company recently signed an exclusive joint venture with International Film Productions and Distributions, Ltd. (IFPD). IFPD is a European based television broadcasting company, associated with major content providers, specializing in the distribution of cable and satellite-TV channels. The agreement allows for the co-operation of both companies to create two new adult television channels to be broadcast world-wide.

     Under the terms of the joint venture agreement International Film Productions and Distributions, in return for Private providing its full viewing content and trademarks, will ensure the promotion and broadcasting of the new adult channels to be known as Private Gold and Private Blue to a multi-million worldwide audience. The Private Gold channel will contain explicit hard core material while the Private Blue channel will broadcast lighter soft core material. Private Media Group will receive 65% of the gross profit generated from the broadcast of, and advertising on the channels. Included within the Agreement is an option for Private to acquire 65% of the equity at face value in IFPD, thus becoming the majority shareholder of the channels.

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

INTERNET SERVICES

The Present

     The Company believes it is uniquely well positioned to exploit the growing adult entertainment Internet market in view of a number of factors, including
(i) an extensive library of high quality Internet media content developed over the past 35 years, to which it retains exclusive worldwide rights, (ii) the ability to generate new, high quality, media content on an ongoing basis, (iii) its established industry position in the adult entertainment market, and (iv) the Company's financial ability to maintain and upgrade its Internet infrastructure.

     In particular, the Company sources and owns the worldwide rights to its extensive media library, with an archive of high quality media content built up over the past 35 years and new material added each month. This factor alone distinguishes Private from most of its competitors on the Internet, who have to regularly buy or license content from third parties to maintain and grow their revenue base. The Company is also able to offer a wide range of other proprietary products, such as DVDs, CD-ROMs, magazines, videos, energy drinks and supplements, adult pleasure products and the Private Circle fashion line.

     Private currently maintains staff of 28 full time Internet employees and has invested heavily in state-of-the-art computer and communications infrastructure.

     In view of the Company's strategic position, Private launched its initial site on the Internet at www.private.com in 1997. This site is now one of the Internet's most visited destination sites. Taking full advantage of the technological capabilities of the medium, the private.com site contains several editorial features from the Company's magazines and select photos from various pictorials. The Company's site also promotes and sells the product range: DVDs magazines, videos, CD-ROMs and collections. The Company have implemented its Internet division by adding new hardware and a satellite connection to the backbone of the Internet in the U.S. in order to administer increased traffic to the private.com site. The new hardware and software are of the latest technology, which may also help attract additional advertisers to this site and its two new proprietary sites, privatecinema.com and privatelive.com, by providing an opportunity to target a focused market from underdeveloped related sites.

     Private.com, which represents over 100,000 Web pages, is currently generating a traffic of approximately 2.400,000 unique visitors per month and more than 144,000,000 requested pages per month. Currently, the members' area is yielding up to 105 new members every day paying a yearly fee of $149.95 or $29.95 for one month and as of March 29, 2000 there were over 10.000 active members of private.com. The mailing list of the WWW Club exceeds 300.000 addresses and there are approximately 1500 new addresses per day added to the list.

     Members at private.com are allowed to view thousands of pictures on the site. Major attractions include x-files, pictures designed in new formats, such as photo sets with pictures never shown before, slide shows and search engines. The site is constantly updated with new material and the full archive of every Private magazine that has been published and clips from all Private videos ever edited. The Company estimates that Club membership enables it to give its customers more than $5,000 of product value for a $149.95 membership fee.

     In 1999 the Company opened two new Web sites, privatecinema.com and privatelive.com, to provide on-line Internet access to proprietary videos and live adult entertainment. The Company believes that as of today it has the capacity and the best technology available to distribute movies via satellite link in this fast growing market . The system transmission for privatecinema.com provides users with all of the Company's video and film titles available. These videos are edited and cut into 10 and 12 minute stories. The prices range from $19.95 for a monthly subscription to $49.95 for a quarterly subscription.

     Privatelive.com sells access to live adult entertainment at a billing rate of $29.95 for a monthly subscription. The both services is included in the membership of Private.com.

     The Company's proprietary sites, www.private.com www.privatelive.com and
                                      ---------------
www.privatecinema.com, take advantage of the Company's development of a user-
---------------------
friendly streaming video application which is fully browser compatible and does not require any plug-in applications. Offering high quality video-on-demand, this software gives the Company a distinct competitive advantage. All the sites is achieved by servers connected to a full optic redundant DS3 connection into the Internet's MaeEast backbone in Washington, D.C.

     Private utilizes direct marketing of all of its products by e-mail, with a current e-mailing list of 300.000 addresses. The Company also has direct links from its DVD and CD-Rom products to its Internet sites, where such products can quickly be updated.

     The Company utilizes a SecureWebPay (Verisign) application which allows the processing of credit card transactions whereby the credit card is checked on the fly while sharing databases with financial institutions.

     Being socially aware and sensitive to government strictures, the Company has in place a well known protection program for minors which can be controlled by adults to limit access to the Company's Web sites.

Licensees

     The Company licenses the right to use its trademarks and photo and video library to third parties, such as the owners of the following Web sites: privategold.com, privatechannels.com sexclub.sex.se, privateusa.com, private.com.ar, private.com.au, maxs.se and clubx.com.au, which are either licensees or independent distributors.

     In December 1997, Milcap Media Limited entered into an Internet license agreement with Cyber Entertainment Network, Fort Lauderdale, Florida (CEN), whereby CEN, which is in the business of developing and operating various Web adult sites, was granted use of the Web site privategold.com. The Company provides the site with adult images and videos and is entitled to receive a percentage of the gross revenues from fees collected with the sale of memberships to the site. The current revenue stream to Private exceeds $80,000 per month, an increase of 125% over 1999, with the number of unique visitors per day as of January 2000 estimated at 250.000. As of fourth quarter 1999, two other licensed sites, privatechannels.com and sexclub.sex.se, achieved $180.000 in revenue and 75.000 unique visitors per day.

     In addition, 20 other licensed sites, including www.maxs.se, maxs.dk, clubx.com.au, privateusa.com, private.com.br and private.com.ar, together receive an estimated 15.000 unique visitors per day. Further, an additional 200 virtual shops selling the Company's product catalog, including dvdempire.com, dvdworld.co.uk, gatas.com.br, adultcatalog.com, adultzine.com, sextoys.com, sexmachine.ch, dragon.ca and adultvideos-cd.com eroticashop.com, are estimated to reach 100s of thousands unique visitors per day.

     No less than 10 Million unique visitors are browsing Private content on the world wide web (WWW).

     The Company's Reseller Program, www.privatecash.com www.prvtshops.com,
                                     -------------------
provides the other Web sites with promotional material designed to sell Private's product range. The Program has continued its aim of attracting adult industry and non-adult industry Web site owners and potential Web site owners to sell Private's products by means of a 25% commission program, which is supported by fulfillment from the Company's networks of worldwide local distributors. There are today approximately 750 websites in the program and there are more than 150 new sites added to the program every month.

     The Company is also exploring the growth of international language portals where joint venture agreement will be signed with the most important Companies. The first agreement was signed with Proel S.A., a Spanish-based Internet Service Provider that specializes in the design, maintenance and management of electronic publications served online through the Internet. The exclusive agreement allows that two new Internet domain addresses, www.privatehispano.com and www.privateportugues.com, in the Spanish and Portuguese languages respectively, will be accessed from Proel's impending Internet portal, www.inicia.com, to the Spanish and Portuguese speaking world in Europe, Latin
--------------
America and the USA. The Company secured the exclusive adult link on the www.inicia.com portal as the Company could guarantee complete, fully-
--------------
interactive Web services with legal and worldwide copyright.

     The Company is in the process of negotiating agreements for several important territories during the second quarter 2000.

The Future

     The Company believes that Internet sales and marketing programs presently in place or expected to be implemented in the near future will allow Private to expose its products to an estimated 1.000.000 unique visitors per day by the end of the year 2000. Private will continue to develop and implement new product and marketing innovations designed to make Private the leading purveyor of adult entertainment on the Internet. Private intends to continue to capitalize on its
extensive library and brand loyalty established over many years.   In addition,
the Company is evaluating strategic alliances and potential acquisitions of Internet related companies to augment internal growth. Because the Internet is uniquely suited for the sales and marketing of Private's adult entertainment products in the privacy of the customer's home, Private anticipates that the Internet market will provide a significant source of revenue in 2000 and beyond.

     In a recent report, Forrester Research, the leading independent research firm that analyses technology change and its impact on business, consumers and society claimed that 'more than 1 million North American households already enjoy broadband access to the Internet, a number that is expected to reach 26 million subscribers by 2003'. The company is set to capitalize on the latest developments in high-speed broadband technology as the demand for more content increases. A new site is under development, www.privatespeed.com and will be
                                            --------------------
launched during the fourth quarter 2000.

CD-ROMS AND INTERACTIVE GAMES

The CD-Rom Market

         In the last few years, the Company entered into partnerships with companies to create multimedia products, such as Video CD-Rom titles and several kinds of Video Photo Discs and Interactive Games. Management has determined that it is more efficient and cost effective to engage independent contractors to digitize and convert the Company's motion pictures into the CD-Rom format and to acquire proprietary distribution rights to CD-Rom interactive games authorized by independent software developers. Accordingly, since 1997, the Company has reduced its in-house technical workforce and has contracted the product development and distribution process to outside specialists.

         Although the adult CD-Rom market has declined during the last years. CD-Rom titles are still being released. During 2000, the Company expects to release six CD-Rom titles.

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

         The development of these kinds of products incurred minimal operating costs during fiscal 1999 and have been financed through the cash flow generated by the various operations.

CD-Rom Library

         Presently, the Company's CD-Rom library can be described as follows:

         Private Photo CD-Rom Discs

         This includes Private Collection (Vol. 1-4) and 12 other similar CD-Roms. The program's floating control panel makes it easy to browse through more than 2,000 color-pictures included on each CD-Rom. This type of CD-Rom is easy to use and has graphical interfaces including interactive menus and slide shows with background music.

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

         The Company is competing with other CD-Rom producers such as VCA Interactive, Disk Magic, Arcus Media Group, Digital Playground, PIXIS Interactive, Venus Interactive and New Machine Publishing. Future product releases by the Company will be dependent on the continued market acceptance of its initial product releases.

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

         DVD has had an exceptional introduction to the marketplace, easily outstripping the initial launch sales of VHS video and CDs. In the first two complete years of the format's availability, 1998 and 1999, over 5 million DVD players is estimated to have been sold in the US alone. This compares with just 450,000 VHS players and 960,000 music CD players sold in those formats' first two years. The world's major hardware manufacturers have backed the DVD format virtually en masse, with over 100 models of DVD player already on the market. Low cost players have recently become available for as little as $200, paving the way for massive, widespread consumer interest and potentially record-breaking sales.

         In line with the huge sale of DVD players, sales of DVD discs are expected to reach 50 million units in the US by the end of 1999. The 3rd European DVD Conference, recently held in Portugal, concluded that this trend is also being reflected in Europe, which is estimated to be approximately one year behind the US. Superior to VHS, CD-Rom and laserdisc, DVDs produce almost studio- quality pictures and the world's movie producers are rapidly supporting the format, with Warner Home Video currently generating approximately 30% of it revenues from DVD sales. Especially significant in this context is the fact that 65% of this revenue comes from back-catalogue titles, a fact that is particularly important for Private Media Group, which possesses the largest high-quality back-catalogue in the history of adult entertainment stretching, as it does, back to the Company's foundation in 1965.

         Significantly, the Company already sets the standard for the worldwide DVD and entertainment industries with each DVD released by the Company possessing five language options as well as four other subtitled languages. Currently, the majority of DVDs released in the US and, indeed, worldwide are produced in one language. This is an enormous competitive advantage for the Company, being hugely attractive to consumers on a global basis and vastly expanding the Company's international marketing and sales potential. As a consequence, this global presence is a significant factor in reducing the Company's overall unit costs and increasing profit margins where other companies have to either license country-by-country or manufacture each title in separate languages. In addition, the manufacturing of each DVD title Master Disc, prior to duplication, costs an initial $20,000, further restricting competitors' ability to commit to the format and minimizing their international revenue potential.

         Currently, mainstream movie titles are released on DVD in six Regional Codes, or Zones, each in a different playing format, much like the difference between VHS videos in the US (NTSC) and in Europe (PAL). This is predominantly because producers do not control the worldwide rights to titles. the Company's DVDs are playable in any region, in every country in the world, because the Company owns and controls the global rights to everything it has produced since its foundation in 1965.

         The Company's DVDs are also 'Internet Activated', which means that when one plays the DVD in a personal computer (PC), one also gets a direct link to Private's websites where one can not only view the massive high-quality content, but also take out membership to www.private.com and view the huge mail-order shopping area. The Company can also add 'extras' to each DVD, including alternative endings to movies, interviews with the stars, biographical data on the actors, their roles in other in-house productions and publications, and multiple-angle views for the user.

THE PRIVATE COLLECTION

The Market

         The Company, together with some of its licensees, are currently working on the development, marketing and distribution of high-quality branded merchandise. The Company's licensed product lines include clothing, novelties, accessories, fragrances, leather goods, eyewear, nutritional supplements, aphrodisiacs and condoms. These products have been marketed principally through mail-order and retail outlets, including department and specialty stores. In the November 1998 the Company entered the TV Home Shopping market, engaging in the sale of proprietary products, including videos, magazines and proprietary adult pleasure products under the brand "The Private Collection," on Swedish television This new area has been well received, and the Company intends to expand TV Home Shopping to other territories and formats in 2000.

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

         In 1999, the ownership of PCI was transferred to Doc Johnson Enterprises, California, USA. Under the new ownership the Company's agreement with Private Collection was renegotiated. Under the new five-year agreement, Doc Johnson Enterprises has the exclusive world worldwide right of manufacture, distribution, sub-contracting, marketing, advertising and promotion of a range of adult novelty products under the brand name 'The Private Collection'. Private Media Group will, in turn, receive royalty income on a quarterly basis, incorporating a guaranteed minimum royalty effective from the second year of the agreement.

         Private Media Group also has the right to purchase at a special rate an unlimited amount of products manufactured under the agreement for its own distribution through the Internet, TV Home Shopping and similar media.

         Doc Johnson, in business for 23 years and based in California, is a leader worldwide in the adult manufacturing and distribution business. Doc Johnson's reputation for innovative creativity and state-of-the-art mold making technology and manufacturing facilities, coupled with high standards of quality, have gained Doc Johnson recognition as the world's premier maker of adult novelty products.

         Under the terms of the agreement, Doc Johnson Enterprises agrees to maintain the high standards of quality for which Private and Doc Johnson have become renowned to market `The Private Collection' with a pricing policy similar to that of comparable merchandise under the Doc Johnson brand name and to do its utmost in ensuring that the Private and Doc Johnson brands are products will co-exist in the market by using a suitable marketing strategy. Private Media Group will promote `The Private Collection' through its diverse range of media products and services.

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

     The licensee has labeled existing government approved products such as guarana-based energy drinks and aphrodisiacs, with Private, Private Passion and Private Kick, to be distributed within the current distribution network as well as in new markets. These products are also promoted for mail order and on the Internet

     In 1999 the Company signed an exclusive agreement with K-OS Distribution
(UK) Limited for the distribution in Britain and Ireland of its Private Dynamite energy drink. An integral part of the five-year agreement is that K-OS can engage sub-distributors, licensees and selling agents within the stated territory to further distribute, promote and sell the product. Private Dynamite is a premium-priced energy drink that can be imbibed either straight from the can or used as a mixer. The product comes in an attractive collector-style can featuring a series of non-explicit pictures of Private stars.

     The UK energy drinks market is currently worth over 100,000,000 pounds sterling per annum and is the fastest growing sector of the soft drinks market. In 1998 over 150,000,000 litres of energy drinks were consumed and the market is continuing to grow. In initial product tests, it was found that over 85% of adults participating preferred Private Dynamite to competitive products. Distribution of Private Dynamite commenced in late 1999.


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

     In May 1998 the Company entered into a Letter of Intent with Mr. Danny Cook and Ms. Quamilla Carlsson, two fashion designers d/b/a Zabata Clothing, Los Angeles, California. Subject to the terms and conditions of a definitive agreement, the Company was to grant to the designers, the non-transferable and exclusive license to use the trademarks in connection with the manufacturing, distribution and marketing of their collection. At the same time, the Company was to acquire all of the assets of Zabata Clothing and enter into a joint
venture to form a new entity to pursue a new clothing business.   Subsequent to
the end of 1998 a definitive agreement was concluded among the parties, which instead provided for Private Circle, Inc. to be formed as a separate entity financed by the Company, with the designers maintaining responsibility for its day to day operations and design and creative issues. The Company has an option to take over 100% of Private Circle, Inc's shares at nominal value, thus becoming the sole owner of the business.

     Private Circle, was established in May 1998 to create and design a "fashion forward" street wear clothing line primarily for men and women in the 18-to-30
age bracket.   To-date Private Circle has centered mainly around the United
States where already it has gained recognition from many of the top boutiques and boasts accounts such as Patricia Field (New York), Villains (San Francisco), Rag Factory (Los Angeles) Untitled (Chicago) and Hot Topic which is located in various cities throughout the USA. This year's Spring Collection was first seen at the Urban Alternative 2000 Fashion Show in Los Angeles where the California Apparel News described it as "a polished, sophisticated collection of contemporary street wear".

     Private Circle, which is also distributed in the UK and Canada, has succeeded in almost every major city in USA. Distribution will also extend to Japan and a showroom in Tokyo will be opened in the Autumn of 2000. Further information as well as designs can be viewed at www.privatecircle.com .

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

3.  Licensees

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

As far as the U.S. market is concerned, none of the competitors publishes or distributes more than 5,000 copies per month, while Private USA, Inc. currently exceeds 10,000 sold copies of each magazine per month. In addition, none of these competitors normally own any pictorials.

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

EMPLOYEES

         As of March 1, 2000, the Company (including its subsidiaries) employed 93 persons on a full-time basis.

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

GOVERNMENT REGULATION

The Company operates in a regulated environment, requiring the Company to be socially aware and sensitive to government strictures. Private takes great care to comply with all applicable governmental laws and regulations in the jurisdictions where it operates, including laws and regulations designed to protect minors or which prohibit the distribution of obscene material. Moreover, Private will not knowingly engage the services of businesses or individuals that do not adhere to the same standards. In the 35 years that Private has conducted business it has never been held to have violated any laws or regulations regarding obscenity or the protection of minors. Private continually strives to maintain the highest standards in the presentation of its media and other products, as is evidenced by the numerous industry awards which have been bestowed upon Private and its management over the years.

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

Milcap Publishing Group AB maintains its headquarters in Starrbacksgatan 3, Sundbyberg, Sweden and consists of currently lease free office space. This space is utilized by the Swedish executive and administrative personnel.

Private Media Group, Inc. maintains an office in the U.S. at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121. Presently, no office space is rented and the above address is simply a mailing address.

ITEM 3.  LEGAL PROCEEDINGS

On June 7, 1999 the Swedish tax authority, Skattemyndigheten i Stockholm (the "Tax Authority"), instituted a proceeding against Milcap Media Limited, a subsidiary of the Company, in the Administrative Court in Stockholm to seize assets as security in the event that the Tax Authority issues an assessment for corporate income tax against Milcap Media Limited. Although no tax assessment at that time had been issued, the Tax Authority was of the opinion that Milcap Media Limited has a permanent establishment in Sweden and therefore owes corporate income tax in Sweden for the income tax years 1995, 1996, 1997 and 1998. For purposes of the seizure proceeding the Tax Authority has based the amount of the seizure request on an arbitrary amount in the amount of SEK 17,737,882, which is not based upon the actual financial results of Milcap Media Limited. As a consequence thereof the Tax Authority filed and obtained an order from the Administrative Court in Stockholm, without prior notice to Milcap Media Limited, to seize assets up to SEK 17,700,000 of Milcap Media Limited.

On December 20, 1999, Milcap Media Limited received an official decision from the Tax Authority with a statement that the Tax Authority has arbitrarily assessed Milcap Media Limited for the tax years mentioned above for a total amount of SEK 150,000,000, which is not based upon the actual financial results of Milcap Media Limited. The effective tax on the arbitrary assessment will amount to around SEK 42,000,000 plus fines amounting to SEK 16,800,000. In addition interest is payable on those amounts. However, Milcap Media Limited is in the process of appealing the assessment to the Administrative Court in Stockholm. The Company believes that the final outcome of the appeal will take many years, and Milcap Media Limited will ask for a postponement of payment of the taxes and fees until the case is finally determined.

Milcap Media Limited believes that the opinion of the Tax Authority is without legal basis as Milcap Media Limited conducts no operations in Sweden and has no permanent establishment in Sweden. Accordingly, the Company believes that the opinion of the Tax Authority is incorrect and that no tax will be due when the case finally determined.

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

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For the Company's Common Stock

The Common Stock of the Company has traded on the Nasdaq National Market since February 1, 1999 under the symbol APRVT. Prior thereto the Common Stock traded on the NASD, Inc. OTC Bulletin Board since March 29, 1996. The following table sets forth the range of representative high and low bid prices for the Common Stock for the periods indicated, as reported by the NASD, Inc. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                    High        Low
                                    ----        ---

Fiscal 1999:

       First Quarter               $ 10 1/4                 $ 14 5/8
       Second Quarter              $ 12 1/4                 $ 26 7/8
       Third Quarter               $ 11 3/4                 $ 20 3/8
       Fourth Quarter              $ 13 1/2                 $ 19 7/16


Fiscal 1998:

       First Quarter               $ 11 1/2                 $ 6 3/8
       Second Quarter              $ 12 3/4                 $ 7 13/16
       Third Quarter               $ 13 7/8                 $ 9 7/16
       Fourth Quarter              $ 12 1/2                 $ 10


On March 29, 2000 , the closing price of the Common Stock was $36.25 per share. On March 29, 2000, the Company had approximately 550 holders of record of its Common Stock.

All quotations prior to June 12, 1998, the date of the acquisition of Milcap Media Ltd. and CineCraft Ltd., reflect the price of the Common Stock of the inactive shell company. The Company believes that the sharp increase in the price of the Common Stock during the first three quarters of 1997 reflected the acquisition by the Company of Electric Entertainment Corp., which transaction was subsequently rescinded in November 1997. See "Business-History."

Dividend Policy

The Company did not pay and cash dividends during its last fiscal year and the Board of Directors does not contemplate doing so in the near future. The Company currently intends to retain all earnings to finance the development and expansion of its operations, and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including results of operations, financial condition, business opportunities and capital requirements. The payment of dividends will also be subject to the requirements of Nevada Law, as well as restrictive financial covenants which may be required in future credit agreements.

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

Results of Operations

1999 compared to 1998

     Net sales. The Company reported net sales of SEK 172.8 million for the year
     ---------
ended December 31, 1999, which, compared to net sales of SEK 165.1 million for the year ended December 31, 1998, represents an increase of SEK 7.7 million, or 4.7%. The increase was mainly attributable to DVD and Internet sales, offset by a decrease in CD-Rom and video sales. Sales of magazines remained approximately the same in 1999 as in 1998. DVD sales for the year ended December 31, 1999 was SEK 8.4 million and should not be compared with the twelve-month 1998 period since the Company released only a few titles in 1998 and the market was not ready. The main part of the DVD sales took place during the three months ended December 31, 1999. The Company's 1999 release schedule for DVDs included eighteen titles and during 2000 the Company is planning to release 50 new titles and 50 back-catalogue titles. Internet sales increased 185% to SEK 16.6 million compared to the year ended 1998. The increase in Internet sales compared to the year ended 1998 was particularly apparent in the three months ended December 31, 1999, where it increased 249% compared to the same period in 1998. The management believes that the growth in DVD and Internet sales will continue in 2000. The net sales reported does not include revenue from the agreements made and announced during 1999 concerning Penthouse/Private co-production and distribution and the UK licensing of the magazines Private Life and Private Style. Net sales arising from the agreements will be reported according to US GAAP.

     Cost of Sales. The Company reported cost of sales of SEK 79.8 million for
     -------------
the year ended December 31, 1999, which, compared to cost of sales of SEK 71.3 million for the year ended December 31, 1998, represents an increase of SEK 8.5 million, or 12%. The gross profit for the year ended December 31, 1999 was SEK
93.0 million, or 53.8% of net sales, which compared to gross profit for the year ended December 31, 1998 of SEK 93.9 million, or 56.9% of net sales, represents a decrease of 3.1% in the gross profit margin. The decrease is the result of lower margins on video sales and increased amortization of photographs and videos.

     Selling, general and administrative expenses. The Company reported selling,
     --------------------------------------------
general and administrative expenses of SEK 60.4 million for the year ended December 31, 1999, which, compared to selling, general and administrative expenses of SEK 52.4 million for the year ended December 31, 1998, represents an increase of SEK 8.0 million, or 15.3%. The increase was primarily attributable to the Company's investment in Internet related activities, the start-up of DVD production and the introduction of the Company on Nasdaq National Market. The investment expenses associated with Internet activities are expected to continue in 2000. The increase of selling, general and administrative expenses in 1999 compared to 1998 was considerably less than that of 1998 compared to 1997 and management believes that the increases seen over the past years have leveled out and except for the investment expenses associated with Internet activities, increases for 2000 will be less.

     Interest expense. The Company reported interest expense of SEK 1.47 million
     ----------------
for the year ended December 31, 1999, which, compared to interest expense of SEK
0.74 million for the year ended December 31, 1998, represents an increase of SEK
0.73 million. The increase is the result of higher average short-term borrowings outstanding in 1999 compared to 1998, partially offset by reduced long-term borrowings.

     Income taxes. The Company reported income tax expense of SEK 0.9 million
     ------------
for the year ended December 31, 1999 as compared to an income tax expense of SEK
1.4 million for the year ended December 31, 1998. The decrease of SEK 0.5 million is primarily attributable to less of the Company's profits being recorded in tax jurisdictions where there is a higher corporate tax than compared to other tax jurisdictions.

     Net income. The Company reported net income of SEK 31.8 million as compared
     ----------
to SEK 40.0 million for the year ended December 31, 1998. The decrease in 1999 net income was primarily attributable to increased cost of sales and general and administrative expenses offset by increased sales.

Liquidity & Capital Resources

     The Company reported a working capital surplus of SEK 108.7 million for the year ended December 31, 1999, an increase of SEK 36.3 million compared to the year ended December 31, 1998. The increase is principally attributable to increased accounts receivable related to increased sales and increased inventories and prepaid expenses and other current assets.

     Net cash provided by operating activities was SEK 32.2 million for the year ended December 31, 1999 and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 31.8 million and the adjustments to reconcile net income to net cash flows from operating activities, representing amortization of photographs and videos of SEK 29.4 million, depreciation of SEK 2.9 million and deferred taxes of SEK 0.1 million, provided a total of SEK 64.2 million. The total of SEK 64.2 million was then primarily reduced by the increases in trade accounts receivable, related party receivable, inventories, prepaid expenses and other current assets, income taxes payable and accrued other liabilities totaling SEK 32.8 million, offset by SEK 0.8 million from accounts payable trade. Net cash provided by operating activities was SEK 36.9 million for the year ended December 31, 1998. The decrease in cash provided by operating activities in 1999 compared to 1998 is principally the result of changes in operating assets and liabilities in 1999.

     Net cash used in investing activities for the year ended December 31, 1999 was SEK 49.2 million. The investing activities was principally investment in library of photographs and videos of SEK 33.7 million which was carried out in order to maintain the 1999/2000 release schedule. In addition to investment in library of photographs and videos, SEK 5.3 million was invested in capital expenditures and SEK 10.2 million in other assets. The increase over the comparable twelve-month 1998 period was principally due to increased investments in other assets related to the long-term loan to Private Circle.

     Net cash provided by financing activities for the year ended December 31, 1999 was SEK 20.1 million represented by SEK 21.8 million from conversion of warrants, offset by a decrease in short-term borrowings of SEK 1.3 million on the line of credit and repayments on long-term loans of SEK 0.4 million. The increase over the comparable twelve-month 1998 period was primarily due to the conversion of warrants.

     The Company has historically relied on positive cash flows from operations and equity financing to finance working capital needs and investing activities. The Company expects to have adequate working capital for the next twelve months. During this period the Company intends to rely on positive cash flows from operations and equity financing to finance working capital needs and necessary investing activities. The Company's long-term expansion plans will require additional sources of funding. The Company plans to meet these funding requirements through a combination of increases in short-term credit lines, additional long-term borrowings and/or equity financing.

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

                                                                         Position With the
                                                                         -----------------
      Name                                             Age             Company or Subsidiary
      ----                                             ---             ---------------------
      Directors
      ---------
         Berth H. Milton  .........................    44        Chief Executive Officer, President
                                                                   and Director; Administrator of MMG

         Alfredo M. Villa .........................    38        Director, Secretary, Private Media
                                                                   Group, Inc.

         Bo Rodebrant .............................    46        Director

         Robert L. Tremont ........................    55        Director


      Other Executive Officers and Key Employees
      ------------------------------------------

         Claes Henrik Marten Kull .................    34        Chief Marketing Officer, Private Media
                                                                   Group, Inc.; Marketing Manager, MMG

         Javier Sanchez ...........................    37        Chief Operating Officer, Private Media Group,
                                                                   Inc.; General Manager, MMG

         Johan Gillborg ...........................    37        Chief Financial Officer, Private Media
                                                                   Group, Inc.; Chairman and Managing
                                                                   Director of Milcap Publishing Group AB

         Jean-Pierre Michel .......................    46        Managing Director of Private France S.A.

The following table sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers or key employees of the Company:

Berth H. Milton was appointed to the Board of Directors in February 1998 in conjunction with the beginning of the final phase of due diligence process related to the acquisition of the Milcap Group by the Company in June

1998, and was the Corporate Secretary from June 1998 until February 1999. In February 1999 Mr. Milton was appointed Chairman of the Board and Chief Executive Officer of Private. Mr. Milton is one of the most well known and reputable figures in the industry, has been Administrator of MMG since its inception and has been acting as an advisor to the Milcap Group since 1991. Mr. Milton is also active in several international industry and real estate projects and developments

         Alfredo M. Villa has been a Director of the Company since December 1996, and served as the Company"s President and CEO from December 1996 until February 1999. Mr. Villa holds a masters degree in economics from the University of Geneva, Switzerland and attended Bocconi University in Milan, Italy. He has over 13 years of experience with the Swiss banking industry. Mr. Villa is currently Chairman and CEO of SCF Societa di Consulenza Finanziaria S.A., a Swiss corporation specializing in asset management, mergers, acquisitions, and investment banking, where he has served since 1994. Prior to that Mr. Villa was an asset manager with several other European financial institutions. In addition, Mr. Villa was Chairman of the Board of Alma Grafiche Srl, of Milan, Italy, a leader in the high quality printing of books and magazines from 1995 until February 1998.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 5 furnished to the Company covering its 1999 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of the Company's directors, officers and beneficial owners of more than 10% of the Company's Common Stock who are identified in the table appearing in Item 11 of this Report did not file Form 5 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to the Company's Chief Executive Officer and to the Company's other most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"), for services rendered in all capacities to the Company during the fiscal years ended December 31, 1999, 1998 and 1997. No other executive officer of the Company earned compensation in excess of $100,000 in each of these periods.

                          Summary Compensation Table

                                                                                            Long Term
                                                                                          Compensation
                                                                                             Awards
                                                                                           ------------

             Name and                                                                       Securities
     Principal Position During                Fiscal     Annual Compensation                Underlying             All Other
            Fiscal 1999                        Year           Salary($)                     Options (#)         Compensation($)
     -------------------------                 ----       -----------------                ------------        -----------------
     Berth H. Milton ..................        1999            151,000                          ---                  ---
     President and CEO (1)                     1998            144,000                          ---                  ---
                                               1997            145,500                          ---                  ---

     Javier Sanchez....................        1999            150,262                          ---                  ---
     Chief Operating Officer, Private          1998            143,274                          ---                  ---
     Media Group, Inc., General                1997              4,000                          ---                  ---
     Manager, MMG.

   _______________
   (1)  Mr. Milton was appointed as the Company"s CEO in February 1999.

In June 1998 Mr. Milton received 175,000 Warrants to acquire Private Common Stock at $4.00 per share in connection with the Company's acquisition of Milcap Media Limited and Cinecraft Limited. See "Business History."

Option Grants in the Last Fiscal Year

         The following table sets forth certain information at December 31, 1999, and for the year then ended, with respect to stock options granted to the individuals named in the Summary Compensation Table above. No options have been granted at an option price below the fair market value of the Common Stock on the date of grant.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                            % of Total
                                            ----------
                        Number of            Options/
                        ---------            --------
                        Securities             SARs
                        ----------             ----
                        Underlying          Granted to
                        ----------          ----------
                       Options/SARs          Employees        Exercise or Base
                       ------------          ---------        ----------------
    Name                Granted(#)         In Fiscal Year       Price($/Sh)         Expiration Date
    ----                ----------         --------------       ----------          ---------------
-------------------------------------------------------------------------------------------------------------
Berth H. Milton           60,000                6.0                 12.50               March 2009
-------------------------------------------------------------------------------------------------------------
Javier Sanchez            60,000                6.0                 12.50               March 2009
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

        The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of the Company held by the Chief Executive Officer and those other executive officers named in the Summary Compensation Table.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                                                   Value of
                                                                                                   --------
                                                                                                  Unexercised
                                                                                                  -----------
                                                                                                 In-the-Money
                                                                                                 ------------
                                                                           Number of             Options/SARs
                                                                           ---------             ------------
                                                                          Securities            At Fiscal Year
                                                                          ----------            --------------
                                                                          Underlying                 End($)*
                                                                          ----------                 -------
                                                                          Unexercised
                                                                          -----------
                        Shares Acquired                                  Options/SARs          Exercisable/Unexer
                        ---------------                                  ------------          ------------------
      Name               On Exercise(#)     Value Realized ($)           At Fiscal Year              -cisable
      ----               --------------     ------------------           --------------              ---------
                                                                             End
                                                                             ---
-----------------------------------------------------------------------------------------------------------------
Berth H. Milton               -                     -                       60,000                $ 330,000
-----------------------------------------------------------------------------------------------------------------
Javier Sanchez                -                     -                       60,000                $ 330,000
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

*Based on the closing price of the Company's Common Stock on the last day of the fiscal year ended December 31, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information as of January 31, 2000, regarding the beneficial ownership of Common Stock by (i) each of the directors and Named Executive Officers of the Company individually, (ii) all persons known by the Company to be beneficial owners of five percent or more of the Common Stock, and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares.

                                               Number of Shares
Name and Address (1)                        Beneficially Owned (1)      Percent Beneficially Owned
--------------------                        ----------------------      --------------------------
Berth H. Milton (2)                                  7,842,494                   53.7%

Senate Limited (3)
3 Bell Lane, Gibraltar                               1,675,000                   18.7%

Chiss Limited (4)
3 Bell Lane, Gibraltar                               1,400,000                   15.7%

Bajari Properties Limited (5)
7 Myrtle Street, Douglas, Isle of Man                  625,000                    7.0%

Pressmore Licensing Limited
P.O. Box N-341, Nassau, Bahamas                        625,000                    7.0%

Perrystone Trading Limited
P.O. Box 171, Providenciales, Turks & Caicos           625,000                    7.0%

Solidmark (Gibraltar) Ltd.
3 Bell Lane, Gibraltar                                 625,000                    7.0%

Churchbury Limited
3 Bell Lane, Gibraltar                                 625,000                    7.0%

Kingston Finance Ltd.
Wickhams Cay, Road Town, Tortola, BVI                  625,000                    7.0%

Alfredo M. Villa (6)
Lugano, Switzerland                                     15,000                     *

Marten Kull (7)                                        132,500                     *

Johan Gillborg (8)                                92,500              *

Javier Sanchez (9)                                70,000              *

Robert L. Tremont (10)                             3,000              *

Bo Rodebrant (11)                                 40,750              *

All Executive Officers and Directors
    as a group (12)                            8,196,244            49.1%

________

   *   Denotes less than 1%

   (1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock which may be acquired upon exercise or conversion of warrants or Preferred Stock which are currently exercisable or exercisable within 60 days of January 31, 2000, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of the Company, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. \

   (2) Includes 7,000,000 shares of Common Stock issuable upon conversion of 7,000,000 of the Company"s $4.00 Series A Convertible Preferred Stock and 150,494 shares of Common Stock which have accrued as dividends on the Preferred Stock. Mr. Milton is indirectly the beneficial owner of the 7,000,000 $4.00 Series A Convertible Preferred Stock and 150,494 shares of Common Stock owned of record by Slingsby Enterprises Limited. Also includes (i) 625,000 shares of Common Stock owned by Bajari Properties Limited, of which Mr. Milton is the sole shareholder, (ii) 7,000 shares of Common Stock issuable upon exercise of Warrants owned by Mr. Milton, and (iii) 60,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

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

   (6) Mr. Villa's address is Corso Elvezia 4, CH-6900 Lugano, Switzerland.

   (7) Includes 75,000 shares of Common Stock issuable upon exercise of Warrants owned by Mr. Kull and 57,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

   (8) Includes 35,000 shares of Common Stock issuable upon exercise of Warrants owned by Mr. Gillborg and 57,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

   (9) Includes 10,000 shares of Common Stock issuable upon exercise of Warrants owned by Mr. Sanchez and 60,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

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

(12) Includes 7,000,000 shares of Common Stock issuable upon conversion of the outstanding Series A Preferred Stock, 125,000 shares of Common Stock issuable upon exercise of outstanding Warrants and 273,250 shares issuable upon exercise of outstanding Options under the Employee Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

     No Director or executive officer of the Company is related to any other Director or executive officer. None of the Company's officers or Directors hold any directorships in any other public entity. There are currently two outside directors on the Company's Board of Directors.

Related Transactions

         The Company has a short-term loan to an entity controlled by Mr. Milton in the amount of SEK 4,946,000 and SEK 5,955,000 at December 31, 1998 and 1999, respectively. The loan bears interest at the rate of 10% per annum and has no maturity date.

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

         Milcap Publishing Group, a wholly owned subsidiary of the Company, is a party to an exclusive

Distribution Agreement with Sundance Associates, Inc. ("Sundance") which has been in effect since 1995. Robert Tremont, a Director of the Company, is the sole shareholder of Sundance. Under the terms of the Distribution Agreement Milcap granted to Sundance the exclusive rights to distribute in the United States and Mexico specified products, including magazines, videos and digital media such as CD-ROM's and laser discs. Royalties are paid by Sundance to Milcap in accordance with an agreed royalty schedule. The Distribution Agreement automatically renews for successive one year terms and is cancellable by either party prior to the end of each one year term. During the 12 month periods ended December 31, 1998 and December 31, 1999 Sundance paid royalties to Milcap of $2,247,392 and $2,123,564, respectively.

         The foregoing transactions were approved by a majority of disinterested Directors and are believed to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis.

          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-KSB:

          1.   Financial Statements
               --------------------

               See Consolidated Financial Statements.

          2.   Financial Statement Schedules
               -----------------------------

               See Consolidated Financial Statements.

          3.   Exhibits
               --------

               See Exhibit Index.

          (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed by the Registrant in the last quarter of Fiscal 1999.

                               INDEX TO EXHIBITS
                               -----------------


Exhibit
No.            Description of Document
---            -----------------------

    *3.1       Articles of Incorporation

    *3.2       Amended and Restated Bylaws

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

   *10.1       Milcap Acquisition Agreement dated December 19, 1997

   *10.2       Cinecraft Acquisition Agreement dated December 19, 1997

   *10.3       Distribution Agreement between Sundance Associates and the
               Registrant

   *10.4       License Agreement between PCI, Inc. and Milcap Media Ltd.

   *10.5 Letter of Intent dated May 5, 1998, by and between Max"s Film AB and Milcap Media Limited as amended on August 20, 1998, and October 12, 1998

   *10.7 Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

   *10.8 Agreement dated March 31, 1998, by and between Zebra Forvaltnings, AB and certain shareholders of Viladalt, S.L.

   *10.9 Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

   *10.10 Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

   **10.11     1999 Employee Stock Option Plan.

   **10.12 Production Agreement dated as of March 29, 1999, by and between Milcap Media Ltd. And Pierre Woodman.

   **10.13 Final Agreement dated as of March 22, 1999, by and among Private Media Group, Inc., Danny Cook and Qamilla Carlsson.

   **21        Subsidiaries of the Registrant

     23.1      Consent of Ernst & Young AB

    27.1       Financial Data Schedule

___________________
*Incorporated by reference from the registrant"s Registration Statement on Form SB-2 (SEC File No. 333-62075).

**Incorporated by reference from the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                  SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 29, 2000                   PRIVATE MEDIA GROUP, INC.


                                          By: /s/ Berth H. Milton
                                              ---------------------------------
                                              Berth H. Milton, Chief Executive
                                              Officer


         In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


           Name                               Title                         Date
           ----                               -----                         ----
  /s/ Berth H. Milton                 Chairman of the Board, Chief       March 29, 2000
  -----------------------------
       Berth H. Milton                Executive Officer and Director


  /s/ Alfredo M. Villa                Director                           March 29, 2000
  -----------------------------
      Alfredo M. Villa


  /s/ Johan Gillborg                  Chief Financial Officer, Chief     March 29, 2000
  -----------------------------
  Johan Gillborg                      Accounting Officer


  /s/ Bo Rodebrant                    Director                           March 29, 2000
  -----------------------------
  Bo Rodebrant


  /s/ Robert L. Tremont               Director                           March 29, 2000
  -----------------------------
      Robert L. Tremont

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and
Shareholders of Private Media Group Inc.


We have audited the accompanying consolidated balance sheet of Private Media Group, Inc, and its subsidiaries as of December 31, 1999 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc, and its subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States of America.


Stockholm, Sweden
March 28, 2000



Ernst & Young AB
----------------


/s/ Tom Bjorklund
-----------------
Tom Bjorklund

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                              ----------------------------
                                                                                   1999            1999
                                                                              ------------    ------------
                                                                                   SEK             USD
                                                                                      (in thousands)
ASSETS
Cash and cash equivalents.................................................           7,370             864
Trade accounts receivable - (Note 4)......................................          67,992           7,971
Related party receivable (Note 13)........................................           6,821             800
Inventories - net (Note 5)................................................          40,209           4,714
Prepaid expenses and other current assets (Note 6)........................          15,973           1,873
                                                                              ------------    ------------
TOTAL CURRENT ASSETS......................................................         138,365          16,221

Library of photographs and videos - net (Note 8)..........................          83,885           9,834
Property, plant and equipment - net (Note 9)..............................          11,973           1,404
Other assets (Note 7).....................................................          26,585           3,117
                                                                              ------------    ------------
TOTAL ASSETS..............................................................         260,808          30,575
                                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings (Note 10)...........................................             475              56
Accounts payable trade....................................................          21,177           2,483
Income taxes payable......................................................             797              93
Deferred tax liability (Note 12)..........................................             755              89
Accrued other liabilities (Note 11).......................................           6,439             755
                                                                              ------------    ------------
TOTAL CURRENT LIABILITIES.................................................          29,644           3,475

SHAREHOLDERS' EQUITY (Note 14)
$4.00 Series A Convertible Preferred Stock................................               -               -
10,000,000 shares authorized, 7,000,000
shares issued and outstanding
Common Stock, $.001 par value, 50,000,000.................................           8,003             938
shares authorized 8,867,289
issued and outstanding
Additional paid-in capital................................................          32,716           3,835
Stock dividends to be distributed.........................................           9,368           1,098
Retained earnings.........................................................         180,660          21,179
Accumulated other comprehensive income....................................             416              49
                                                                              ------------    ------------
TOTAL SHAREHOLDERS' EQUITY................................................         231,163          27,100
                                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................         260,808          30,575
                                                                              ============    ============

                See notes to consolidated financial statements

                           PRIVATE MEDIA GROUP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                 Years ended
                                                                                 December 31,
                                                                   --------------------------------------
                                                                       1998          1999          1999
                                                                   -----------   -----------   ----------
                                                                        SEK           SEK          USD
                                                                                (in thousands)
Net sales.......................................................       165,104       172,822       20,260
Cost of sales...................................................        71,272        79,794        9,355
                                                                   -----------   -----------   ----------
Gross profit....................................................        93,883        93,027       10,906
Selling, general and administrative expenses....................        52,365        60,370        7,077
                                                                   -----------   -----------   ----------
Operating profit................................................        41,468        32,657        3,828
Interest expense................................................           745         1,474          173
Interest income.................................................           731         1,506          177
                                                                   -----------   -----------   ----------
Income before income tax........................................        41,455        32,689        3,832
Income taxes....................................................         1,445           932          109
Net income......................................................        40,010        31,757        3,723
                                                                   -----------   -----------   ----------
Other comprehensive income:
Foreign currency adjustments....................................           353            63            7
Comprehensive income............................................        40,363        31,820        3,730
                                                                   ===========   ===========   ==========

Net income per share:
Basic...........................................................          5.14          3.77         0.44
                                                                   ===========   ===========   ==========
Diluted.........................................................          2.60          2.02         0.24
                                                                   ===========   ===========   ==========

                See notes to consolidated financial statements

                           PRIVATE MEDIA GROUP, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                                            Accumu-
                                                                                                                             lated
                                                                            Addi-           Stock                            other
                                                                            tional        Dividends                         compre-
                          Common stock             Preferred stock         Paid-in          to be         Retained          hensive
                        Shares      Amounts     Shares        Amounts      capital        distributed     earnings          income
                       ---------    -------    ---------      -------    -----------      -----------     --------          -------
                                      SEK                       SEK          SEK              SEK            SEK              SEK
                                                                                          -----------
Balance at             7,500,000      7,992    7,000,000            -              -                -      126,809                -
January 1, 1998
Shares issued in         581,669          5            -            -            731                -            -                -
reverse acquisition
Exchange rate                  -          -            -            -              -                -            -              353
changes
Conversion of             50,000          -            -            -          1,613                -            -                -
warrants
Stock dividends to             -          -            -            -              -            5,642       (5,642)               -

be distributed
Net income                     -          -            -            -              -                -       40,010                -
                       ---------    -------    ---------      -------    -----------      -----------     --------         --------
Balance at             8,131,669      7,997    7,000,000            -          2,344            5,642      161,177              353
December 31, 1998
Exchange rate                  -          -            -            -              -                -            -               63
changes
Conversion of            650,000          5            -            -         21,826                -            -                -
warrants
Stock dividends           85,620          1            -            -          8,546           (5,642)           -                -
Stock dividends to             -          -            -            -              -            9,368      (12,273)               -
be distributed
Net income                     -          -            -            -              -                -       31,756                -
                       ---------    -------    ---------      -------    -----------      -----------     --------         --------
Balance at
December 31, 1999      8,867,289      8,003    7,000,000            -         32,716            9,368      180,660              416
                       =========    =======    =========      =======    ===========      ===========     ========         ========

                          Total
                          Share-
                         holders'
                          equity
                           SEK
                        --------
Balance at               134,801
January 1, 1998
Shares issued in             736
reverse acquisition
Exchange rate                353
changes
Conversion of              1,613
warrants
Stock dividends to             -
be distributed
Net income                40,010
                        --------
Balance at               177,513
December 31, 1998
Exchange rate                 63
changes
Conversion of             21,831
warrants
Stock dividends            2,905
Stock dividends to        (2,905)
be distributed
Net income                31,756

                        --------
Balance at
December 31, 1999        231,163
                         =======

                See notes to consolidated financial statements

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        ---------------------------------------
                                                                          1998             1999          1999
                                                                        --------         --------       -------
                                                                          SEK              SEK            USD
                                                                                      (in thousands)
Cash flows from operating activities:
Net income.....................................................          40,010           31,757          3,723
Adjustment to reconcile net income to net cash
 flows from operating activities:
   Deferred taxes..............................................             378              125             15
   Depreciation................................................           2,336            2,879            338
   Amortization of photographs and videos......................          17,899           29,362          3,442
Effects of changes in operating assets and liabilities:
   Trade accounts receivable...................................          (8,018)         (12,342)        (1,447)
   Related party receivable....................................          (5,178)          (1,643)          (193)
   Inventories.................................................         (10,391)          (9,320)        (1,093)
   Prepaid expenses and other current assets...................          (4,922)          (6,877)          (806)
   Accounts payable trade......................................             380              788             92
   Income taxes payable........................................             152             (214)           (25)
   Accrued other liabilities...................................           4,301           (2,302)          (270)
                                                                        -------          -------         ------
Net cash provided by operating activities......................          36,946           32,214          3,776
Cash flows from investing activities:
Investment in library of photographs and videos................          29,886           33,683          3,949
Capital expenditures...........................................           4,884            5,306            622
Investments in other assets....................................           4,279           10,194          1,195
Cash acquired in reverse acquisition...........................            (736)               -              -
                                                                        -------          -------         ------
Net cash used in investing activities..........................          38,313           49,183          5,766
Cash flow from financing activities:
Conversion of warrants.........................................           1,613           21,831          2,559
Repayments on long-term loan...................................            (329)            (394)           (46)
Short-term borrowings..........................................             198           (1,327)          (156)
                                                                        -------          -------         ------
Net cash (used in) provided by financing activities............           1,482           20,111          2,358
Foreign currency translation adjustment........................             353               63              7
                                                                        -------          -------         ------
Net (decrease) increase in cash and cash equivalents  .........             467            3,205            376
Cash and cash equivalents at beginning of the period...........           3,698            4,165            488
                                                                        -------          -------         ------
Cash and cash equivalents at end of the period.................           4,165            7,370            864
                                                                        =======          =======         ======

Cash paid for interest.........................................             544            1,017            119
                                                                        =======          =======         ======

Cash paid for taxes............................................             332              646             76
                                                                        =======          =======         ======

                See notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     Private Media Group, Inc. ("the Company") was originally incorporated on September 23, 1980 as Glacier Investment Company, Inc. under the laws of the State of Utah and, effective November 24, 1997, after a series of interim name changes, changed its name to Private Media Group Inc. Effective June 12, 1998 the Company acquired Cine Craft Limited ("Cine Craft"), a Gibraltar corporation and Milcap Media Limited ("Milcap"), a Republic of Cyprus corporation. Prior to the acquisitions the Company was a holding company with no operations. Milcap and its subsidiaries and Cine Craft operate under common control and are engaged in the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies. The acquisition has been accounted for as a reverse acquisition whereby the Company is considered to be the acquiree even though legally it is the acquiror. Accordingly, the accompanying financial statements present the historical combined financial statements of Cine Craft and Milcap from January 1, 1998 through the acquisition date of June 12, 1998 and the consolidated financial statements of the Company, Cine Craft and Milcap since that date. Since the fair value of the net assets of the Company were equal to their net book value on June 12, 1998, the assets and liabilities of the Company remained at their historical cost following the acquisition.

     The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Cine Craft and Milcap generate their cash flows.

     Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 1999 and for the twelve months then ended have been translated into United States dollars ("USD") at the rate of SEK
8.53 per USD 1.00 the exchange rate of the Swedish Riksbank on December 31, 1999. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recognition of Revenue

   Revenue from the sale of magazines and other related products is recognized upon delivery. Revenue from the sale of video and DVD products is recognized based upon reported sales to retail customers by the Company's distributors. Provisions for expected returns of product are recorded. Revenue from Internet sales are recognized based upon receipts from customers or reported sales to customers by the Company's licensees.

Advertising Costs

   Advertising costs are charged to income as incurred, see note 18.

Income Taxes

   The Company accounts for certain income and expense items differently for financial reporting purposes than for tax purposes. Provision for deferred taxes are made in recognition of such temporary differences, following the requirements of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Earnings Per Share

   Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share" (SFAS 128) (see Note 15).

Fair Value of Financial Instruments

   The carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term borrowings approximate their fair value based on the short-term maturities of these instruments.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

   As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company has elected to continue following Accounting Principles Board No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees and adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equals the fair value of the stock at the grant date.

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

4. Trade Accounts Receivable

   Trade accounts receivable consist of the following:

                                                            December 31,
                                                                1999
                                                          ----------------
                                                                SEK
                                                           (in thousands)
Trade accounts receivable..............................             69,999
Allowance for doubtful accounts........................             (2,007)
                                                          ----------------
 Total trade accounts receivable.......................             67,992
                                                          ================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

   Inventories consist of the following:

                                                            December 31,
                                                                1999
                                                          ----------------
                                                                SEK
                                                           (in thousands)
Magazines..............................................             19,798
Video cassettes........................................             15,214
DVDs...................................................              3,106
Other..................................................              2,090
                                                          ----------------
                                                                    40,209
                                                          ================

6. Prepaid Expenses and other current assets

   Included in prepaid expenses and other current assets at December 31, 1999, is and amount of SEK 9,000 thousand representing VAT receivable from the Spanish Tax Authority.

7. Other Assets

   Included in other assets at December 31, 1999, are the amounts of SEK
15,189 thousand representing an investment in certain land and building and SEK 9,391 thousand representing long-term loans to Private Circle, Inc. USA. The loans bear interest at a rate of 9% payable annually. The current balance including accrued interest amounts to SEK 10,002 thousand at December 31, 1999

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Library of photographs & videos

     Library of photographs & videos consist of the following:

                                                                            December 31,
                                                                                1999
                                                                       -------------------
                                                                                SEK
                                                                           (in thousands)
Gross:
Photographs........................................................                 30,667
Videos.............................................................                135,399
Translations, Sound Dubbing, & Sub-Titles for Video Library........                 31,720
                                                                       -------------------
                                                                                   197,786
                                                                       ===================
Less accumulated depreciation:
Photographs........................................................                 22,780
Videos.............................................................                 74,450
Translations, Sound Dubbing, & Sub-Titles for Video Library........                 16,671
                                                                       -------------------
                                                                                   113,901
                                                                       ===================
Net:
Photographs........................................................                  7,887
Videos.............................................................                 60,949
Translations, Sound Dubbing, & Sub-Titles for Video Library........                 15,049
                                                                       -------------------
                                                                                    83,885
                                                                       ===================

9.   Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                                                            December 31,
                                                                                1999
                                                                       -------------------
                                                                                SEK
                                                                           (in thousands)
Equipment & Furniture..............................................                 20,594
Accumulated Depreciation...........................................                 (8,621)
                                                                       -------------------
Total Property, Plant and Equipment, net...........................                 11,973
                                                                       ===================

10.  Short-term Borrowings

     The Company's Swedish subsidiary has a line of credit amounting to SEK 1,000 thousand. Use of the credit facility is charged at 9.75%, which is equal to the Swedish banks' current official interest rate, and which was the rate of interest on outstanding borrowings at December 31, 1999. The renewal date of the facility is every calendar quarter. The line of credit is guaranteed by the Company's principal shareholder. The Company pays an annual facility fee of 2.00% on the line of credit amount. At December 31, 1999 there were no borrowings under the line of credit.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's Spanish subsidiary has a line of credit amounting to SEK 515 thousand. Use of the credit facility is charged at 5.50%, which is equal to the Spanish banks' current official interest rate, and which was the rate of interest on outstanding borrowings at December 31, 1999. At December 31, 1999 the borrowings under the line of credit of SEK was 370 thousand. The Company's Spanish subsidiary also has a SEK 105 thousand short term loan. Interest on the loan is 7.71% and payable monthly.

11.  Accrued Other Liabilities

     Accrued other liabilities is comprised of the following:

                                                    December 31,
                                                        1999
                                                   --------------
                                                         SEK
                                                   (in thousands)
Accrued expenses................................            4,812
Taxes and social security.......................              467
Deposits........................................              542
Salary expense..................................              197
Other...........................................              421
                                                    -------------
                                                            6,439
                                                    =============

12.  Income Tax

     Pretax income (loss) for the years ended December 31, 1998 and 1999 was taxed in the following jurisdictions:

                                             December 31,
                                      ----------------------------
                                          1998            1999
                                      ------------    ------------
                                         (SEK in thousands)
USA................................         (1,366)         (7,165)
Gibraltar..........................         37,232          35,772
Cyprus.............................          1,424           1,888
Sweden.............................          2,260           2,011
Spain..............................          1,565             207
France.............................            388              68
Other..............................            (48)            (92)
                                      ------------    ------------
                                            41,455          32,689
                                      ============    ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the provision for income tax (benefit) are as follows:

                                                    December 31,
                                            ----------------------------
                                                1998            1999
                                            ------------    ------------
                                                (SEK in thousands)
Current
     Cyprus.............................              65              86
     Sweden.............................             242             481
     Spain..............................             746             221
     France.............................              14              19

Deferred
     Sweden.............................             378             125
     Spain..............................               -               -
                                            ------------    ------------
                                                   1,445             932
                                            ============    ============

     The Company's deferred tax liabilities relate principally to income appropriated to a tax allocation reserve, which will be subject to taxation after five years.

     A reconciliation of income taxes determined using the Swedish statutory rate of 28% to actual income taxes provided is as follows:

                                                        December 31,
                                                  -------------------------
                                                     1998           1999
                                                  ----------     ----------
                                                      (SEK in thousands)

Income tax expenses at statutory rates..........      11,607          9,154
Income in Gibraltar not subject to tax..........     (10,424)       (10,016)
Foreign tax rate differential...................        (133)          (413)
Losses for which no tax benefit was recorded....         396          2.032
Other, net......................................          (1)           175
                                                  ----------     ----------
Income tax provided.............................       1,445            932
                                                  ==========     ==========

13.  Related Party Transactions

     The Company has short term loans receivable of SEK 5,955 thousand at December 31, 1999. The loans bear interest at a rate of 10% payable annually and are due from entities controlled by the Company's principal shareholder. The current balance including accrued interest amounts to SEK 6,809 thousand at December 31, 1999.

         Milcap Publishing Group, a wholly owned subsidiary of the Company, is a party to an exclusive Distribution Agreement with Sundance Associates, Inc. ("Sundance") which has been in effect since 1995. Robert Tremont, a Director of the Company, is the sole shareholder of Sundance. Under the terms of the Distribution Agreement Milcap granted to Sundance the exclusive rights to distribute in the United States and Mexico specified products, including magazines, videos and digital media such as CD-ROM's and laser discs. Royalties are paid by Sundance to Milcap in accordance with an agreed royalty schedule. The Distribution Agreement automatically renews for successive one year terms and is cancellable by either party prior to the end of each one year term. During the 12 month periods ended December 31, 1998 and December 31, 1999 Sundance paid royalties to Milcap of $2,247,392 and $2,123,564, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Shareholders' Equity

Retained earnings

     The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company is not currently aware of any significant restrictions that would inhibit its ability to pay dividends should it choose to do so, although the Company's current intention is to re-invest the unremitted earnings of its foreign subsidiaries.

Common stock

     The Company is authorized to issue 50,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. The common stock is not redeemable and has no conversion or pre-emptive rights.

Preferred stock

     The Company is authorized to issue 10,000,000 shares of preferred stock with relative rights, preferences and limitations determined at the time of issuance. The Company has issued 7,000,000 shares of $4.00 Series A convertible Preferred stock. The Series A stock is non-voting and provides for a 5% annual stock dividend beginning in 1998 to be paid quarterly in common stock at the average closing price of the Company's common stock for the twenty consecutive days prior to the quarterly record date. Each preferred share is convertible at any time into common shares on a one for one basis. Additionally, at any time the common stock of the Company has a closing price of less than $4.00 per share for twenty consecutive days the preferred stock may be converted at the option of the holder thereof into common stock at a 20% discount to the five day average closing price prior to the date of conversion. 64,873 shares of common stock will be distributed in 2000 with respect to 1999 stock dividends. This amount is shown in shareholders' equity under stock dividend to be distributed.

Common stock warrants

     The Company has issued 875,000 common stock warrants which are exercisable at any time by the holder thereof until December 31, 2000 at an exercise price of $4.00 per share. The number of warrants exercised during the years ended December 31, 1998 and 1999 amounted to 50,000 and 650,000, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           Years ended
                                                           December 31,
                                                 -------------------------------
                                                      1998             1999
                                                 --------------   --------------
Numerator:

Net income (SEK in thousands)                            40,010           31,757
                                                 ==============   ==============

Denominator:

Denominator for basic earnings per share -            7,790,835        8,423,264
 Weighted average shares

Effect of dilutive securities:
   Preferred stock                                    7,000,000        7,000,000
   Common stock warrants and options                    523,878          208,604
   Stock dividends to be distributed                     59,049           64,873
                                                 --------------   --------------

Denominator for diluted earnings per share -
 weighted average shares and assumed
 conversions                                         15,373,761       15,969,740
                                                 ==============   ==============

Earnings per share (SEK)
Basic                                                      5.14             3.77
Diluted                                                    2.60             2.02
                                                 ==============   ==============

16.  Commitments and Contingent Liabilities

     The Company leases certain property and equipment under operating leases. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 1998 and 1999 amounted to SEK 2,251 thousand and SEK 3,321 thousand, respectively. Future minimum payments under non-cancelable leases as of December 31, 1999 are as follows:

     Year          (SEK in thousands)
     ----          ------------------
     2000                2,644
     2001                2,339
     2002                1,228
     2003                  659
     2004                   16
     2005                    0
     Thereafter              0

     In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 plus fines amounting to SEK 16,800,000 plus interest. The Company believes the assessment is without merit and is

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the process of appealing the assessment to the Administrative Court in Stockholm. The final outcome of the appeal is expected to take several years and the Company intends to ask for a postponement of payment of the taxes and fees until the case is settled.

     Due to the early stages of this matter and the uncertainty regarding the ultimate resolution, no amounts have been provided in the Company's financial statements for this dispute.

     Management is not aware of any matters that could give rise to any material liability to the Company that would have a material adverse effect on the Company's financial condition or results of operations.

17.  Operations by Geographical Area

     The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies.

     Information concerning the Company's geographic locations is summarized as follows:

                                                                   December 31,
                                                        -------------------------------------
                                                              1998                 1999
                                                        ----------------     ----------------
Net Sales                                                          (SEK in thousands)
   USA                                                                 -                    -
   Gibraltar........................................              37,000               35,151
   Cyprus...........................................              63,317               66,391
   Sweden...........................................             117,635              113,325
   Spain............................................             116,060              137,918
   France...........................................              12,027                9,035
   Eliminations.....................................            (180,935)            (188,998)
                                                        ----------------     ----------------
Total...............................................             165,104              172,822
                                                        ================     ================

Eliminations principally relates to revenue arising from trademark, license and distribution agreements between the Gibraltar, Cyprus, Sweden and Spain companies.

                                                                   December 31,
                                                        -------------------------------------
                                                              1998                1999
                                                        ----------------     ----------------
                                                               (SEK in thousands)
Operating profit
USA.................................................              (1,366)              (7,165)
Gibraltar...........................................              37,000               35,150
Cyprus..............................................               1,423                1,889
Sweden..............................................               2,066                  456
Spain...............................................               1,884                2,267
France..............................................                 509                  152
Other...............................................                 (48)                 (92)
                                                        ----------------     ----------------
Total...............................................              41,468               32,657
Interest income (expense), net......................                 (14)                  32
                                                        ----------------     ----------------
Income before income taxes..........................              41,455               32,689
                                                        ================     ================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets
USA.................................................           -           -
Gibraltar...........................................           -           -
Cyprus..............................................      76,809      84,124
Sweden..............................................      15,225      26,344
Spain...............................................      11,531      11,044
France..............................................       1,801         870
Other...............................................         137          62
                                                         -------     -------
Total...............................................     105,503     122,444
                                                         =======     =======

   Export sales from Sweden to unaffiliated customers amounted to SEK 96.7 million and SEK 109.6 million for the years ended December 31, 1998 and 1999, respectively. Export sales from Spain to unaffiliated customers amounted to SEK
46.5 million and SEK 17.6 million for the years ended December 31, 1998 and 1999, respectively. Export sales from Cyprus to unaffiliated customers amounted to SEK 3.4 million and SEK 14.9 million for the years ended December 31, 1998 and 1999, respectively. Export sales from other geographic areas are insignificant.

18.  Advertising Costs

   The total advertising costs were SEK 3,391 thousand and SEK 2,559 thousand for the years ended December 31, 1998 and 1999, respectively.

19.  Stock-Based Compensation

   On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan ("the Plan"). The Plan provides for the issuance of up to 1,200,000 shares of the Company's common stock to employees, consultants and advisors of the company. From the inception of the Plan through December 31, 1999, stock options to purchase an aggregate of 993,250 shares of the Company's common stock were granted under the Plan. At December 31, 1999, a total of 990,500 options were outstanding. 376,375 stock options vested March 1, 1999 and are exercisable at $12.50 per share, the market price of the Company's common stock at that date. The remaining 614,125 stock options vest in 19 equal quarterly installments commencing June 30, 1999. The exercise price of each installment of options which vests after March 1, 1999 is equal to the fair market value of the Company's common stock on the date each installment vests. The options are exercisable on the date they vest. The stock options expire 10 years after the date of grant.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A summary of stock option activity for the year ended December 31, 1999 is a follows:

                                                          Weighted
                                                           average
                                       Number of        exercise price
                                         shares         in US dollars
                                        ---------       --------------
Outstanding                                     -                  -
December 31, 1998

Granted......................             993,250              13.39/(1)/

Exercised....................                   -                  -

Forfeited....................               2,750              14,79/(1)/
                                        ---------

Outstanding                               990,500              13,39/(1)/
December 31, 1999............
                                        =========

(1) Weighted average informations relates only to options vested and priced during 1999. The remaining options will be priced based upon the market price of the Company's stock when such options vest in the future.

    At December 31, 1999 options as to 466,625 shares were vested and exercisable with exercise prices ranging from $12.50 to $18.00.

    The Company applies APB 25, and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees. Had compensation cost for the Company's stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's proforma net income for 1999 would have been a loss of SEK 2,618,000. Proforma basic loss per share would have been SEK 0.31 for 1999 and diluted loss per share would have been SEK 0.17.

    The weighted average fair value of options granted during 1999 was estimated at $8.91 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 46-70%, risk-free interest rate of 5.24-6.44% and expected life of 9.5-10 years.

20.  Recent Pronouncements

    In June 1998, the FASB issued Statement No. 133, Accounting for Derivitive Instruments and for Hedging Activities. Statement No. 133 is effective for fiscal years beginning after June 15, 1999. Statement No. 133 will not affect the Company as it does not enter into derivitive or hedging activities.