Form 10QSB
period 2000-03-31
PRIVATE MEDIA GROUP INC
filed 2000-05-15
CIK 1068084

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the quarterly period ended.................March 31, 2000
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from.............to................
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

Securities registered pursuant to Section 12(b) of the Exchange Act:None Securities registered pursuant to Section 12(g) of the Exchange Act:Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                         Outstanding at May 10, 2000
                 -----                         ---------------------------
      Common Stock, par value $.001                     9,021,370

     Transitional Small Business Disclosure Format: Yes     No  X
                                                        ---    ---

================================================================================

                                    PART I.

Item 1.  Financial Statements

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,
                                                       December 31,                  (Unaudited)
                                                       ------------              -------------------
                                                           1999                  2000           2000
                                                       ------------              ----           ----
                                                            SEK                  SEK            USD
                                                                        (in thousands)
ASSETS

Cash and cash equivalents............................      7,370                 7,993            922
Trade accounts receivable............................     67,992                76,865          8,866
Related party receivable.............................      6,821                 6,970            804
Inventories - net (Note 2)...........................     40,209                45,134          5,206
Prepaid expenses and other current assets............     15,973                28,409          3,277
                                                         -------               -------         ------
TOTAL CURRENT ASSETS.................................    138,365               165,370         19,074

Library of photographs and videos - net..............     83,885                87,589         10,103
Property, plant and equipment - net..................     11,973                13,996          1,614
Goodwill (Note 3)....................................          -                17,154          1,979
Other assets.........................................     26,585                30,680          3,539
                                                         -------               -------         ------
TOTAL ASSETS.........................................    260,808               314,789         36,308
                                                         =======               =======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings................................        475                   454             52
Accounts payable trade...............................     21,177                17,842          2,058
Income taxes payable.................................        797                 1,128            130
Deferred tax liability...............................        755                   755             87
Accrued other liabilities............................      6,439                16,815          1,939
                                                         =======               =======         ======
TOTAL CURRENT LIABILITIES............................     29,644                36,995          4,267

SHAREHOLDERS' EQUITY

$4.00 Series A Convertible Preferred Stock...........          -                     -              -
10,000,000 shares authorized, 7,000,000
shares issued and outstanding
Common Stock, $.001 par value, 50,000,000............      8,003                 8,005            923
shares authorized 8,867,289 and 9,021,370
issued and outstanding at December 31, 1999
and March 31, 2000, respectively
Warrants.............................................          -                 9,696          1,118
Additional paid-in capital...........................     32,716                62,085          7,161
Stock dividends to be distributed....................      9,368                 3,035            350
Retained earnings....................................    180,660               194,290         22,409
Accumulated other comprehensive income...............        416                   684             79
                                                         -------               -------         ------
TOTAL SHAREHOLDERS' EQUITY...........................    231,163               277,794         32,041
                                                         -------               -------         ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........    260,808               314,789         36,308
                                                         =======               =======         ======

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                            Three-months ended
                                                                 March 31,
                                                                (unaudited)
                                                   ------------------------------------
                                                    1999           2000           2000
                                                   ------         ------         ------
                                                    SEK            SEK            USD
                                                              (in thousands)
Net sales........................................  45,706         60,019          6,923
Cost of sales....................................  20,512         25,858          2,982
                                                   ------         ------          -----
Gross profit.....................................  25,194         34,161          3,940
Selling, general and administrative expenses.....  12,425         17,266          1,991
                                                   ------         ------          -----
Operating profit.................................  12,769         16,895          1,949
Interest expense.................................     136            132             15
Interest income..................................     108            377             43
                                                   ------         ------          -----
Income before income tax.........................  12,742         17,140          1,977
Income taxes.....................................       -            475             55
                                                   ------         ------          -----
Net income.......................................  12,742         16,665          1,922
                                                   ------         ------          -----
Other comprehensive income:
Foreign currency adjustments.....................    (191)           268             31
                                                   ------         ------          -----
Comprehensive income.............................  12,551         16,933          1,953
                                                   ======         ======          =====

Net income per share:
Basic............................................    1.57           1.87           0.22
                                                   ======         ======          =====
Diluted..........................................    0.81           1.02           0.12
                                                   ======         ======          =====

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three-months ended
                                                                             March 31,
                                                                            (unaudited)
                                                              --------------------------------------
                                                               1999             2000           2000
                                                              ------          -------         ------
                                                               SEK              SEK            USD
                                                                           (in thousands)
Cash flows from operating activities:
Net income..................................................  12,742           16,665          1,922
Adjustment to reconcile net income to net cash
 flows from operating activities:
 Depreciation...............................................     787            1,143            132
 Amortization of photographs and videos.....................   6,162            5,230            603
Effects of changes in operating assets and liabilities:
 Trade accounts receivable..................................  (9,609)          (4,599)          (531)
 Related party receivable...................................    (250)            (149)           (17)
 Inventories................................................  (1,468)            (636)           (73)
 Prepaid expenses and other current assets..................  (6,640)         (11,656)        (1,344)
 Accounts payable trade.....................................   6,114           (3,682)          (425)
 Income taxes payable.......................................    (200)            (247)           (29)
 Accrued other liabilities..................................   1,679           10,151          1,171
                                                              ------          -------         ------
Net cash provided by operating activities...................   9,316           12,220          1,409
Cash flows from investing activities:
Investment in library of photographs and videos.............   6,748            8,934          1,030
Capital expenditures........................................   1,271              564             65
Investments in other assets.................................     859            4,095            472
Cash acquired in acquisition................................       -              673             78
                                                              ------          -------         ------
Net cash used in investing activities.......................   8,878           14,266          1,645
Cash flow from financing activities:
Conversion of warrants......................................       -            2,422            279
Long-term loan (repayments on loan).........................     125                -              -
Short-term borrowings (repayments)..........................     449              (21)            (2)
                                                              ------          -------         ------
Net cash (used in) provided by financing activities.........     574            2,401            277
Foreign currency translation adjustment.....................    (191)             268             31
                                                              ------          -------         ------
Net (decrease) increase in cash and cash equivalents........     821              623             72
Cash and cash equivalents at beginning of the period........   4,165            7,370            850
                                                              ------          -------         ------
Cash and cash equivalents at end of the period..............   4,987            7,993            922
                                                              ======          =======         ======
Cash paid for interest......................................      97               91             11
                                                              ======          =======         ======
Cash paid for taxes.........................................      86              380             44
                                                              ======          =======         ======

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999.

     The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Private Media Group, Inc. generate their cash flows.

     Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2000 and for the three months then ended have been translated into United States dollars ("USD") at the rate of SEK 8.67 per USD 1.00 the exchange rate of the Swedish Riksbank on March 31, 2000. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.   Inventories

     Inventories consist of the following:

                                                     December 31,    March 31,
                                                     ------------    ---------
                                                        1999           2000
                                                     ------------    ---------
                                                         SEK            SEK
                                                           (in thousands)
     Magazines...................................       19,798         18,236
     Video cassettes.............................       15,214         17,165
     DVDs........................................        3,106          7,728
     Other.......................................        2,090          2,005
                                                        ------         ------
                                                        40,209         45,134
                                                        ======         ======

                           PRIVATE MEDIA GROUP, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.   Acquisition

     On January 28, 2000, the Company acquired all of the outstanding shares of Extasy Video B.V. ("Extasy") for total consideration of SEK 27,275,192. The consideration consisted of 69,488 shares of the Company's common stock and warrants to purchase 69,488 of the Company's common stock. The warrants are exercisable during the period January 28, 2001 to January 28, 2004 at an exercise price of USD 28.88. The excess of the purchase price over the fair market value of the net assets acquired has resulted in goodwill of SEK 17,441,970.

     The allocation of the purchase price is as follows:

                                                               SEK
     Current assets..................................         8,614,530
     Fixed assets....................................         3,141,461
     Current liabilities.............................        (1,922,768)
     Goodwill........................................        17,441,970
                                                             ----------
                                                             27,275,192
                                                             ==========


     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Extasy has been included in the Company's consolidated financial statements since the date of acquisition. Goodwill is being amortized on a straight line basis over 10 years.

     The following unaudited pro forma information for the three months ended March 31, 1999 and 2000 assumes the acquisition occurred on January 1, 1999.


                                            Three months ended March 31,
                                            -----------------------------
                                                 1999            2000
                                            -------------   -------------
                                                 SEK             SEK
     Revenues........................           48,631          61,574
     Net income......................           12,784          16,479

     Net income per share:
     Basic...........................             1.56            1.84
                                            =============   =============
     Diluted.........................             0.81            1.01
                                            =============   =============

                           PRIVATE MEDIA GROUP, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three-months ended
                                                                    March 31,
                                                        ----------------------------------
                                                           1999                    2000
                                                        ----------              ----------
     Numerator:

     Net income (SEK in thousands)...............           12,742                  16,665
                                                         ----------              ----------

     Denominator:

     Denominator for basic earnings per
     share -- Weighted average shares............        8,133,336               8,917,148

     Effect of dilutive securities:
         Preferred stock.........................        7,000,000               7,000,000
         Common stock warrants...................          562,783                 391,704
         Stock dividends to be distributed.......           85,620                  11,498
                                                        ----------              ----------

     Denominator for diluted earnings per
     share -- weighted average shares and
     assumed conversions.........................       15,781,739              16,320,350
                                                        ----------              ----------

     Earnings per share (SEK)
     Basic.......................................             1.57                    1.87
                                                        ----------              ----------
     Diluted.....................................             0.81                    1.02
                                                        ----------              ----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, including those set forth elsewhere in this Report.

     The Company's principal currency is Swedish Kronor ("SEK"). Solely for the convenience of the reader, the accompanying financial information has been translated into United States dollars ("USD") at the rate of SEK 8.67 per USD 1.00, the exchange rate of the Swedish Riksbank on March 31, 2000. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

Results of Operations

     Three months ended March 31, 2000 compared to the three months ended March 31, 1999

     Net sales. The Company reported net sales of SEK 60.0 million for the three months ended March 31, 2000 which, compared to net sales of SEK 45.7 million for the three months ended March 31, 1999, represents an increase of SEK 14.3 million, or 31.3%. The increase was mainly attributable to the DVD and Internet sales, offset by a decrease in CD-Rom and video sales. The acquisition of Extasy B.V. also added to net sales for the period although a large part of Extasy's gross sales was eliminated as intercompany transactions. Sales of magazines remained approximately the same in 2000 as in 1999. DVD sales for the three months ended March 31, 2000 was SEK 8.2 million and should not be compared with the three-month 1999 period since the Company released only a few titles in the same period last year and the market was not ready. DVD sales for three months ended March 31, 2000 almost equaled total sales for 1999 which was SEK 8.4 million. During the year 2000 the Company is planning to release 50 new titles and 50 back-catalogue titles. Internet sales for the three months ended March 31, 2000 increased 227.4% to SEK 7.8 million compared to the three months ended March 31, 1999. The management believes that the growth in DVD and Internet sales will continue in 2000. The net sales reported does not include revenue from the agreements made and announced during the year concerning the Private Gold broadcasting joint venture. Net sales arising from the agreements will be reported according to US GAAP.

     Cost of Sales. The Company reported cost of sales of SEK 25.9 million for the three months ended March 31, 2000 which, compared to cost of sales of SEK
20.5 million for the three months ended March 31, 1999, represents a increase of SEK 5.3 million, or 26.1%. The gross profit for the three months ended March 31, 2000 was SEK 34.2 million, or 56.9% of net sales which, compared to gross profit for the three months ended March 31, 1999 of SEK 25.2 million, or 55.1% of net sales, represents an increase of 1.8% in gross profit in relation to net sales. This increase is the result of product mix.

     Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 17.3 million for the three months ended March 31, 2000 which, compared to selling, general and administrative expenses of SEK 12.4 million for the three months ended March 31, 1999, represents an increase of SEK 4.8 million, or 39.0%. The increase was primarily attributable to the Company's investment in Internet related activities and the start-up of DVD. The investment expenses associated with Internet and DVD activities are expected to continue in 2000.

     Interest expense. The Company reported interest expense of SEK 0.13 million for the three months ended March 31, 2000 which, compared to interest expense of SEK 0.14 million for the three months ended March 31, 1999, represents an increase of SEK 0.01 million. The small decrease is the result of lower average short-term borrowings outstanding in 2000 compared to 1999.

     Income taxes. The Company reported income tax expenses of SEK 0.5 million as compared to an income tax expense of SEK 0.0 million for the three months ended March 31, 1999.

     Net income. The Company reported net income of SEK 16.7 million as compared to SEK 12.7 million for the three months ended March 31, 1999. The increase in net income in 2000 of SEK 3.9 million, or 30.8% was primarily attributable to increased sales.

Liquidity & Capital Resources

     The Company reported a working capital surplus of SEK 128.4 million at March 31, 2000, an increase of SEK 19.7 million compared to the year ended December 31, 1999. The increase is principally attributable to increased accounts receivable and prepaid expenses and other current assets.

     Net cash provided by operating activities was SEK 12.2 million for the three months ended March 31, 2000 was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 16.7 million and the adjustments to reconcile net income to net cash flows from operating activities, representing amortization of photographs and videos of SEK 5.2 million, depreciation of SEK 1.1 million, provided a total of SEK 23.0 million. The total of SEK 23.0 million was then primarily reduced by the increases in trade accounts receivable, inventories, related party receivable, prepaid expenses, accounts payable trade and other current assets and income taxes payable totaling SEK 21.0 million, offset by SEK
10.2 million from accrued other liabilities. Net cash provided by operating activities was SEK 9.3 million for three months ended March 31, 1999. The increase in cash provided by operating activities in 2000 compared to 1999 is principally the result of net income and adjustments to reconcile net income to net cash flows from operating activities.

     Net cash used in investing activities for the three months ended March 31, 2000 was SEK 14.3 million. The investing activities were principally investment in library of photographs and videos of SEK 8.9 million which was carried out in order to maintain the 2000 release schedule. In addition to investment in library of photographs and videos, SEK 0.6 million was invested in capital expenditures and SEK 4.1 million in other assets. The increase over the comparable three-month 1999 period was principally due to increased investments in library of photographs in order to maintain inventory levels and increased investments in other assets represented primarily by loans to Private Circle, Inc.

     Net cash provided by financing activities for the three months ended March 31, 2000 was SEK 2.4 million represented primarily by conversion of warrants. The increase over the comparable three-month 1999 period was primarily due to conversion of warrants.

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

                          PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     The Company entered into a Share Purchase Agreement dated as of January 28, 2000, with A.J.J.M. Heesbeen Beher BV providing for the purchase by the Company of all of the outstanding stock of Extasy Video BV in exchange for 69,488 shares of the Company's Common Stock and Warrants. The Warrants are exercisable for 69,488 shares of the Company's Common Stock at $28.88 per share, which Warrants are exercisable between January 28, 2001 and January 28, 2004. These securities were sold in reliance upon the exemption under Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits
        10.1 Share Purchase Agreement dated as of January 28, 2000, by and between Private Media Group, Inc. and A.J.J.M. Heesbeen Beheer BV.

        EX-27 - Financial Data Schedule

     b. Reports on Form 8-K:
        None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRIVATE MEDIA GROUP, INC.
                                   (Registrant)

Date:  May 15, 2000           /s/ Johan Gillborg
                              ----------------------------------------
                              Johan Gillborg
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

10.1 Share Purchase Agreement dated as of January 28, 2000, by and between Private Media Group, Inc. and A.J.J.M. Heesbeen Beheer BV.

EX-27 Financial Data Schedule