Form 10QSB
period 2000-06-30
PRIVATE MEDIA GROUP INC
filed 2000-08-09
CIK 1068084

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

        For the quarterly period ended....................June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from..............to...............
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

Yes X   No
   ---    ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                         Outstanding at August 8, 2000
          -----                         -----------------------------

Common Stock, par value $.001                     27,243,637

Transitional Small Business Disclosure Format:   Yes    No X
                                                    ---   ----
================================================================================

                               PART I.

Item 1.  Financial Statements

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                                        June 30,
                                                                                                      (Unaudited)
                                                                       December 31,       ---------------------------------
                                                                          1999                 2000               2000
                                                                       ------------       ---------------     -------------
                                                                            SEK                  SEK                USD
                                                                                         (in thousands)
ASSETS
Cash and cash equivalents.....................................                  7,370               8,439               958
Trade accounts receivable.....................................                 67,992              79,440             9,017
Related party receivable......................................                  6,821               7,119               808
Inventories - net (Note 2)....................................                 40,209              49,653             5,636
Prepaid expenses and other current assets.....................                 15,973              33,319             3,782
                                                                           ----------          ----------         ---------
TOTAL CURRENT ASSETS..........................................                138,365             177,971            20,201

Library of photographs and videos - net.......................                 83,885              88,704            10,069
Property, plant and equipment - net...........................                 11,973              13,507             1,533
Goodwill (Note 3) ............................................                      -              16,715             1,897
Other assets  ................................................                 26,585              35,588             4,040
                                                                           ----------          ----------         ---------
TOTAL ASSETS..................................................                260,808             332,486            37,740
                                                                           ==========          ==========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings.........................................                    475                   -                 -
Accounts payable trade........................................                 21,177              22,295             2,531
Income taxes payable..........................................                    797               1,230               140
Deferred tax liability........................................                    755                  30                 3
Accrued other liabilities.....................................                  6,439              18,302             2,077
                                                                           ----------          ----------         ---------
TOTAL CURRENT LIABILITIES.....................................                 29,644              41,857             4,751

SHAREHOLDERS' EQUITY
$4.00 Series A Convertible Preferred Stock....................                      -                   -                 -
10,000,000 shares authorized, 7,000,000
shares issued and outstanding
Common Stock, $.001 par value, 100,000,000....................                  8,003               8,304               943
shares authorized 26,601,867 and 27,113,618
issued and outstanding at December 31, 1999
and June 30, 2000, respectively
Warrants......................................................                      -               9,696             1,101
Additional paid-in capital....................................                 32,716              63,708             7,231
Stock dividends to be distributed.............................                  9,368               6,119               695
Retained earnings.............................................                180,660             201,927            22,920
Accumulated other comprehensive income........................                    416                 875                99
                                                                           ----------          ----------         ---------
TOTAL SHAREHOLDERS' EQUITY....................................                231,163             290,628            32,988
                                                                           ----------          ----------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................                260,808             332,486            37,740
                                                                           ==========          ==========         =========

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                           Three-months ended                       Six-months ended
                                                                June 30,                                June 30,
                                                              (unaudited)                             (unaudited)
                                                  ---------------------------------    -----------------------------------------
                                                       1999               2000            1999          2000            2000
                                                  --------------     --------------    ------------  ----------     ------------
                                                       SEK                SEK              SEK          SEK              USD
                                                                                      (in thousands)
Net sales.....................................       37,681             53,420          83,387        113,439          12,876
Cost of sales.................................       22,326             23,423          42,838         49,280           5,594
                                                   --------           --------        --------       --------         -------
Gross profit..................................       15,355             29,998          40,549         64,159           7,283
Selling, general and administrative expenses..       16,038             21,596          28,463         38,862           4,411
                                                   --------           --------        --------       --------         -------
Operating profit..............................         (683)             8,402          12,086         25,297           2,871
Interest expense..............................          139                199             275            332              38
Interest income...............................          113              2,524             221          2,901             329
                                                   --------           --------        --------       --------         -------
Income before income tax......................         (709)            10,726          12,033         27,866           3,163
Income taxes..................................            -                  4               -            479              54
                                                   --------           --------        --------       --------         -------
Net income....................................         (709)            10,722          12,033         27,387           3,109
                                                   --------           --------        --------       --------         -------
Other comprehensive income:
Foreign currency adjustments..................           71                191            (120)           459              52
                                                   --------           --------        --------       --------         -------
Comprehensive income..........................         (638)            10,913          11,913         27,846           3,161
                                                   ========           ========        ========       ========         =======
Net income per share:
Basic.........................................        (0.03)              0.40            0.49           1.01            0.11
                                                   ========           ========        ========       ========         =======
Diluted.......................................        (0.02)              0.22            0.26           0.56            0.06
                                                   ========           ========        ========       ========         =======

         See accompanying notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six-months ended
                                                                                          June 30,
                                                                                        (unaudited)
                                                                   --------------------------------------------------
                                                                         1999               2000             2000
                                                                   --------------     --------------     ------------
                                                                          SEK                SEK               USD
                                                                                      (in thousands)
Cash flows from operating activities:
Net income.....................................................            12,033             27,387            3,109
Adjustment to reconcile net income to net cash
 flows from operating activities:
   Deferred Taxes..............................................                 -               (725)             (82)
   Depreciation................................................             1,578              2,419              275
   Amortization of photographs and videos......................            11,342             14,515            1,648
Effects of changes in operating assets and liabilities:
   Trade accounts receivable...................................              (869)            (7,175)            (814)
   Related party receivable....................................              (766)              (298)             (34)
   Inventories.................................................            (3,270)            (5,155)            (585)
   Prepaid expenses and other current assets...................           (14,833)           (16,566)          (1,880)
   Accounts payable trade......................................             2,559                772               88
   Income taxes payable........................................              (775)              (145)             (16)
   Accrued other liabilities...................................            (1,536)            11,638            1,321
                                                                         --------           --------          -------
Net cash provided by operating activities......................             5,462             26,666            3,027
Cash flows from investing activities:
Investment in library of photographs and videos................            14,093             19,334            2,195
Capital expenditures...........................................             3,599                899              102
Investments in other assets....................................             1,490              9,003            1,022
Cash acquired in acquisition...................................                 0                673               76
                                                                         --------           --------          -------
Net cash used in investing activities..........................            19,183             29,909            3,395
Cash flow from financing activities:
Conversion of warrants.........................................            14,035              4,330              491
Long-term loan (repayments on loan)............................              (269)                 -                -
Short-term borrowings (repayments).............................            (1,082)              (475)             (54)
                                                                         --------           --------          -------
Net cash (used in) provided by financing activities............            12,684              3,854              437
Foreign currency translation adjustment........................              (120)               459               52
                                                                         --------           --------          -------
Net (decrease) increase in cash and cash equivalents...........            (1,156)             1,070              121
Cash and cash equivalents at beginning of the period...........             4,165              7,370              837
                                                                         --------           --------          -------
Cash and cash equivalents at end of the period.................             3,010              8,439              958
                                                                         ========           ========          =======
Cash paid for interest.........................................               190                229               26
                                                                         ========           ========          =======
Cash paid for taxes............................................               171                383               43
                                                                         ========           ========          =======

         See accompanying notes to consolidated financial statements.

             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENT
                                  (UNAUDITED)

1.  Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999.

   The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Private Media Group, Inc. generate their cash flows.

   Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2000 and for the six months then ended have been translated into United States dollars ("USD") at the rate of SEK 8.81 per USD 1.00 the exchange rate of the Swedish Riksbank on June 30, 2000. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.  Inventories

    Inventories consist of the following:

                                                                       December 31,             June 30,
                                                                       ------------           ------------
                                                                           1999                   2000
                                                                       ------------           ------------
                                                                           SEK                    SEK
                                                                                (in thousands)
Magazines...................................................             19,798                 19,288
Video cassettes.............................................             15,214                 18,367
DVDs........................................................              3,106                 10,280
Other.......................................................              2,090                  1,718
                                                                       --------                -------
                                                                         40,209                 49,653
                                                                       ========                =======

            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  Acquisition

   On January 28, 2000, the Company acquired all of the outstanding shares of Extasy Video B.V. ("Extasy") for total consideration of SEK 27,275,192. The consideration consisted of 208,464 shares of the Company's common stock and warrants to purchase 208,464 of the Company's common stock. The warrants are exercisable during the period January 28, 2001 to January 28, 2004 at an exercise price of USD 9.63. The excess of the purchase price over the fair market value of the net assets acquired has resulted in goodwill of SEK 17,441,970. The aforementioned share values have been adjusted for the stock dividend of May 30, 2000 (see note 5).

   The allocation of the purchase price is as follows:

                                                                         SEK
Current assets..............................................          8,614,530
Fixed assets................................................          3,141,461
Current liabilities.........................................         (1,922,768)
Goodwill....................................................         17,441,970
                                                                    -----------
                                                                     27,275,192
                                                                    ===========

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Extasy has been included in the Company's consolidated financial statements since the date of acquisition. Goodwill is being amortized on a straight line basis over 10 years.

   The following unaudited pro forma information for the six months ended June 30, 1999 and 2000 assumes the acquisition occurred on January 1, 1999. Share values have been adjusted for the stock dividend of May 30, 2000 (see note 5).

The amounts are expressed in thousands except net income per share.

                                                 Three months ended                       Six months ended
                                                      June 30,                                June 30,
                                          ----------------------------------       ---------------------------------
                                               1999                 2000                1999               2000
                                          -------------     ----------------       --------------    ---------------
                                               SEK                  SEK                 SEK                 SEK
                                                                    (in thousands)
Revenues...........................          39,773               53,420              88,404             114,994
Net income.........................            (370)              10,722              12,414              27,201

Net income per share:
Basic..............................           (0.01)                0.40                0.50                1.01
                                            =======               ======             =======            ========
Diluted............................           (0.00)                0.22                0.27                0.55
                                            =======               ======             =======            ========

4.      Earnings per share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three-months ended                     Six-months ended
                                                                 June 30,                              June 30,
                                                  -----------------------------------    ----------------------------------
                                                        1999                2000               1999               2000
                                                  ---------------     ---------------    ---------------    ---------------
Numerator:

Net income (SEK in thousands).................               (709)             10,722             12,033             27,387
                                                  ===============     ===============    ===============    ===============
Denominator:

Denominator for basic earnings per share -             25,144,437          27,079,927         24,769,722         27,006,125
 Weighted average shares......................

Effect of dilutive securities:
   Preferred stock............................         21,000,000          21,000,000         21,000,000         21,000,000
   Common stock warrants......................          1,021,593           1,203,525            944,397          1,130,176
   Stock dividends to be distributed..........             48,639              33,751             48,639             68,245
                                                  ---------------     ---------------    ---------------    ---------------
Denominator for diluted earnings per share -
 weighted average shares and assumed
 conversions..................................         47,214,669          49,317,203         46,762,758         49,204,547
                                                  ===============     ===============    ===============    ===============
Earnings per share (SEK)
Basic.........................................              (0.03)               0.40               0.49               1.01
Diluted.......................................              (0.02)               0.22               0.26               0.56
                                                  ===============     ===============    ===============    ===============

     Share values have been adjusted for the 3:1 stock dividend for the Company's Common Stock effective May 30, 2000 (see note 5)

5.  Stock Dividend

     The Company implemented a 3:1 stock dividend whereby each holder of record of Common Stock on May 30, 2000, received two additional shares of Common Stock for each share owned on the record date. Corresponding adjustments have been made to the Warrants and Options outstanding on the record date as well as the Series A Preferred Stock to reflect the dividend distribution. Accordingly, all share values reflected in the financial statements have been adjusted to give effect to the stock dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Report contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, including those set forth elsewhere in this Report.

      The Company's principal currency is Swedish Kronor ("SEK"). Solely for the convenience of the reader, the accompanying financial information has been translated into United States dollars ("USD") at the rate of SEK 8.81 per USD 1.00, the exchange rate of the Swedish Riksbank on June 30, 2000. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

     Three months ended June 30, 2000 compared to the three months ended June 30, 1999


     Net Sales. The Company reported net sales of SEK 53.4 million for the three months ended June 30, 2000 which, compared to net sales of SEK 37.7 million for the three months ended June 30, 1999, represents an increase of SEK 15.7 million, or 41.8%. The increase was mainly attributable to the Broadcast, DVD and Internet sales, offset by a decrease in CD-Rom and video sales. The acquisition of Extasy B.V. also added to net sales for the period although a large part of Extasy's gross sales was eliminated as inter-company transactions. Sales of magazines remained approximately the same in 2000 as in 1999. DVD sales for the three months ended June 30, 2000 was SEK 9.5 million and should not be compared with the three-month 1999 period since the Company released only a few titles in the same period last year and the market was not ready. During the year 2000 the Company is planning to release 50 new titles and 50 back-catalogue titles. Internet sales for the three months ended June 30, 2000 increased 278% to SEK 10.2 million compared to the three months ended June 30, 1999. Broadcast sales increased 481% to SEK 4.5 million compared to the three months ended June 30, 1999. The management believes that the growth in DVD, Internet and Broadcast sales will continue in 2000. The total new media division, including DVD, Internet and Broadcast sales increased 418% to SEK 19.5 million compared to the three months ended June 30, 1999. The net sales reported does not include revenue from the agreements made and announced during the year concerning the Private Gold broadcasting joint venture. Net sales arising from the agreements will be reported according to US GAAP.

     Cost of Sales. The Company reported cost of sales of SEK 23.4 million for the three months ended June 30, 2000 which, compared to cost of sales of SEK
22.3 million for the three months ended June 30, 1999, represents an increase of SEK 1.1 million, or 4.9%. The gross profit for the three months ended June 30, 2000 was SEK 30.0 million, or 56.2% of net sales which, compared to gross profit for the three months ended June 30, 1999 of SEK 15.4 million, or 40.7% of net sales, represents an increase of 15.5% in gross profit in relation to net sales. This increase is the result of better margins on DVD, Internet, and broadcast sales.

     Selling, General and Administrative Expenses. The Company reported selling, general and administrative expenses of SEK 21.6 million for the three months ended June 30, 2000 which, compared to selling, general and administrative expenses of SEK 16.0 million for the three months ended June 30, 1999, represents an increase of SEK 5.6 million, or 34.7%. The increase was primarily attributable to the Company's investment in Internet related activities and the start-up of DVD. The investment expenses associated with Internet and DVD activities are expected to continue in 2000.

     Interest Expense. The Company reported interest expense of SEK 0.2 million for the three months ended June 30, 2000 which, compared to interest expense of SEK 0.14 million for the three months ended June 30, 1999, represents an increase of SEK 0.06 million. The small increase is the result of higher average short-term borrowings outstanding in 2000 compared to 1999.

     Income Taxes. The Company reported income tax expenses of SEK 0.0 million as compared to an income tax expense of SEK 0.0 million for the three months ended June 30, 1999.

     Net Income. The Company reported net income of SEK 10.7 million as compared to SEK a net loss of 0.7 million for the three months ended June 30, 1999. The increase in net income in 2000 of SEK 11.4 million, or 1611.8% was primarily attributable to increased sales and better margins.

     Six months ended June 30, 2000 compared to the six months ended June 30,
1999

     Net Sales. The Company reported net sales of SEK 113.4 million for the six months ended June 30, 2000 which, compared to net sales of SEK 83.4 million for the six months ended June 30, 1999, represents an increase of SEK 30.1 million, or 36%. The increase was mainly attributable to the Broadcast, DVD and Internet sales, offset by a decrease in CD-Rom and video sales. The acquisition of Extasy B.V. also added to net sales for the period although a large part of Extasy's gross sales was eliminated as intercompany transactions. Sales of magazines remained approximately the same in 2000 as in 1999. DVD sales for the six months ended June 30, 2000 was SEK 19.3 million and should not be compared with the six-month 1999 period since the Company released only a few titles in the same period last year and the market was not ready. During the year 2000 the Company is planning to release 50 new titles and 50 back-catalogue titles. Internet sales for the six months ended June 30, 2000 increased 253% to SEK 18.0 million compared to the six months ended June 30, 1999. Broadcast sales increased 247% to SEK 5.3 million compared to the six months ended June 30, 1999. The management believes that the growth in DVD, Internet and Broadcast sales will continue in 2000. The total new media division, including DVD, Internet and Broadcast sales increased 427% to SEK 34.6 million compared to the six months ended June 30, 1999.

     Cost of Sales. The Company reported cost of sales of SEK 49.3 million for the six months ended June 30, 2000 which, compared to cost of sales of SEK 42.8 million for the six months ended June 30, 1999, represents an increase of SEK
6.4 million, or 15.0%. The gross profit for the six months ended June 30, 2000 was SEK 64.2 million, or 56.6% of net sales which, compared to gross profit for the six months ended June 30, 1999 of SEK 40.5 million, or 48.6% of net sales, represents an increase of 8.0% in gross profit in relation to net sales. This increase is the result of product mix and better margins on Broadcast, DVD and Internet sales

     Selling, General and Administrative Expenses. The Company reported selling, general and administrative expenses of SEK 38.9 million for the six months ended June 30, 2000 which, compared to selling, general and administrative expenses of SEK 28.5 million for the six months ended June 30, 1999, represents an increase of SEK 10.4 million, or 36.5%. The increase was primarily attributable to the Company's investment in Internet related activities and the start-up of DVD. The investment expenses associated with Internet and DVD activities are expected to continue in 2000.

     Interest Expense. The Company reported interest expense of SEK 0.33 million for the six months ended June 30, 2000 which, compared to interest expense of SEK 0.27 million for the six months ended June 30, 1999, represents an increase of SEK 0.06 million. The small increase is the result of higher average short-term borrowings outstanding in 2000 compared to 1999.

     Income Taxes. The Company reported income tax expenses of SEK 0.5 million as compared to an income tax expense of SEK 0.0 million for the six months ended June 30, 1999.

     Net Income. The Company reported net income of SEK 27.4 million as compared to SEK 12.0 million for the six months ended June 30, 1999. The increase in net income in 2000 of SEK 15.4 million, or 127.6% was primarily attributable to increased sales.

Liquidity & Capital Resources

     The Company reported a working capital surplus of SEK 127.9 million at June 30, 2000, an increase of SEK 19.2 million compared to the year ended December 31, 1999. The increase is principally attributable to increased accounts receivable and prepaid expenses and other current assets.

     Net cash provided by operating activities was SEK 27.4 million for the six months ended June 30, 2000 was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 27.4 million and the adjustments to reconcile net income to net cash flows from operating activities, representing amortization of photographs and videos of SEK 14.5 million and depreciation of SEK 2.4 million offset by deferred taxes of SEK 0.7 million, provided a total of SEK 43.6 million. The total of SEK 43.6 million was then primarily reduced by the increases in trade accounts receivable, related party receivable, inventories, prepaid expenses and other current assets and income taxes payable totaling SEK
21.0 million, offset by SEK 12.4 million from accounts payable trade and accrued other liabilities. Net cash provided by operating activities was SEK 26.7 million for the six months ended June 30, 1999. The increase in cash provided by operating activities in 2000 compared to 1999 is principally the result of net income and adjustments to reconcile net income to net cash flows from operating activities.

     Net cash used in investing activities for the six months ended June 30, 2000 was SEK 29.9 million. The investing activities were principally investment in library of photographs and videos of SEK 19.3 million which was carried out in order to maintain the 2000 release schedule. In addition to investment in library of photographs and videos, SEK 0.4 million was invested in capital expenditures and SEK 9.0 million in other assets. The increase over the comparable six-month 1999 period was principally due to increased investments in library of photographs in order to maintain inventory levels and increased investments in other assets represented primarily by loans to Private Circle, Inc.

     Net cash provided by financing activities for the six months ended June 30, 2000 was SEK 3.8 million represented primarily by conversion of warrants. The decrease over the comparable six-month 1999 period was primarily due to less conversion of warrants.

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

     On December 20, 1999, Milcap Media Limited received an official decision from the Tax Authority with a statement that the Tax Authority has arbitrarily assessed Milcap Media Limited for the tax years mentioned above for a total amount of SEK 150,000,000, which is not based upon the actual financial results of Milcap Media Limited. The effective tax on the arbitrary assessment will amount to around SEK 42,000,000 plus fines amounting to SEK 16,800,000. In addition interest is payable on those amounts. However, Milcap Media Limited is in the process of appealing the assessment to the Administrative Court in Stockholm. The Company believes that the final outcome of the appeal will take many years. The Tax Authority has refused the Company's request for postponement of payment of taxes and fees until the case is finally determined. Milcap Media Limited is in the process of appealing the Tax Authority's refusal to the Administrative Court in Stockholm.

     Milcap Media Limited believes that the opinion of the Tax Authority is without legal basis as Milcap Media Limited conducts no operations in Sweden and has no permanent establishment in Sweden. Accordingly, the Company believes that the opinion of the Tax Authority is incorrect and that no tax will be due when the case finally determined.

Item 2.    Changes in Securities and Use of Proceeds

     The Company implemented a 3:1 stock dividend whereby each holder of record of Common Stock on May 30, 2000, received two additional shares of Common Stock for each share owned on the record date. Corresponding adjustments have been made to the Warrants and Options outstanding on the record date as well as the Series A Preferred Stock to reflect the dividend distribution.

Item 4.  Submission of Matters to a Vote by Securityholders

     The Company's 2000 Annual Meeting of Shareholders was held on June 16, 2000. At the Annual Meeting each of the Company's nominees was elected to serve as a director of the Company until the next Annual Meeting of Shareholders. The election results are as follows:

Name                       For       Against   Abstain
----                       ----      -------   -------
Berth H. Milton         5,024,805       0         0
Alfredo M. Villa        5,024,805       0         0
Bo Rodebrant            5,024,805       0         0
Robert L. Tremont       5,024,805       0         0

     The shareholders also approved a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 50,000,000 to 100,000,000, which proposal was set forth in the Company's Proxy Statement filed with the Securities and Exchange Commission. The Plan approval results for the amendment to the Certificate of Incorporation are as follows:

   For        Against    Abstain
   ----       -------    -------
5,024,695       10         100

Item 6.     Exhibits and Reports on Form 8-K

a.  Exhibits
    EX-27 - Financial Data Schedule

b.  Reports on Form 8-K:
    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRIVATE MEDIA GROUP, INC.
                                          (Registrant)

Date:  August 9, 2000               /s/ Johan Gillborg
                                    ---------------------
                                    Johan Gillborg
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EX-27  Financial Data Schedule