Form 10QSB
period 2000-09-30
PRIVATE MEDIA GROUP INC
filed 2000-11-13
CIK 1068084

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended.......................September 30, 2000
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from.................to.................
                        Commission file number 000-25067

                           PRIVATE MEDIA GROUP, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)



            Nevada                                         87-0365673
 (State or other jurisdiction of               (I.R.S. Employer Identification)
 incorporation or organization)                               Number)

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

Yes  X   No
    ---    ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                          Outstanding at November 13, 2000
          -----                          --------------------------------

Common Stock, par value $.001                      20,570,495

      Transitional Small Business Disclosure Format:   Yes       No  X
                                                          -----     ----

                                    PART I.
Item 1.  Financial Statements

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                     December              September 30,
                                                        31,                 (Unaudited)
                                                 --------------    --------------------------
                                                      1999             2000           2000
                                                 --------------    ------------    ----------
                                                      SEK              SEK            USD
                                                                 (in thousands)
ASSETS
Cash and cash equivalents....................             7,370           9,248           955
Trade accounts receivable....................            67,992          90,155         9,314
Related party receivable.....................             6,821           7,268           751
Inventories - net (Note 2)...................            40,209          56,081         5,793
Prepaid expenses and other current assets....            15,973          31,554         3,260
                                                 --------------    ------------    ----------
TOTAL CURRENT ASSETS.........................           138,365         194,305        20,073

Library of photographs and videos - net......            83,885          91,397         9,442
Property, plant and equipment - net..........            11,973          12,868         1,329
Goodwill (Note 3)............................                 -          17,993         1,859
Other assets.................................            26,585          37,443         3,868
                                                 --------------    ------------    ----------
TOTAL ASSETS.................................           260,808         354,006        36,571
                                                 ==============    ============    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings........................               475               0             0
Accounts payable trade.......................            21,177          31,290         3,232
Income taxes payable.........................               797           1,017           105
Deferred tax liability.......................               755              30             3
Accrued other liabilities....................             6,439           6,696           692
                                                 --------------    ------------    ----------
TOTAL CURRENT LIABILITIES....................            29,644          39,033         4,032

SHAREHOLDERS' EQUITY
4.00 Series A Convertible Preferred Stock
 10,000,000 shares authorized, 7,000,000
 shares issued and outstanding...............               -               -             -
Common Stock, $.001 par value, 100,000,000
 shares authorized 26,601,867 and 27,493,245
 issued and outstanding at December 31, 1999
and September 30, 2000, respectively........              8,003           8,307           858
Warrants.....................................                 -           9,696         1,002
Additional paid-in capital...................            32,716          73,599         7,603
Stock dividends to be distributed............             9,368           3,389           350
Retained earnings............................           180,660         219,015        22,626
Accumulated other comprehensive income.......               416             967           100
                                                 --------------    ------------    ----------
TOTAL SHAREHOLDERS' EQUITY...................           231,163         314,973        32,538
                                                 --------------    ------------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...           260,808         354,006        36,571
                                                 ==============    ============    ==========

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                            Three-months ended                    Nine-months ended
                                              September 30,                         September 30,
                                               (unaudited)                           (unaudited)
                                      ---------------------------    -----------------------------------------
                                         1999            2000          1999            2000           2000
                                      -----------     -----------    ----------     -----------    -----------
                                           SEK             SEK            SEK            SEK            USD
                                                                    (in thousands)
Net sales.........................         41,896          65,714       125,283         179,153         18,508
Cost of sales.....................         19,816          21,492        62,654          70,772          7,311
                                      -----------     -----------    ----------     -----------    -----------
Gross profit......................         22,080          44,222        62,629         108,380         11,196
Selling, general and
 administrative expenses..........         13,358          22,600        41,821          61,461          6,349
                                      -----------     -----------    ----------     -----------    -----------
Operating profit..................          8,722          21,622        20,808          46,919          4,847
Interest expense..................             73             854           348           1,186            122
Interest income...................             61             246           282           3,146            325
                                      -----------     -----------    ----------     -----------    -----------
Income before income tax..........          8,710          21,013        20,743          48,880          5,050
Income taxes......................            490             535           491           1,014            105
                                      -----------     -----------    ----------     -----------    -----------
Net income........................          8,219          20,478        20,252          47,865          4,945
                                      -----------     -----------    ----------     -----------    -----------
Other comprehensive income:
Foreign currency adjustments......           (298)             92          (418)            551             57
                                      -----------     -----------    ----------     -----------    -----------
Comprehensive income..............          7,921          20,570        19,834          48,416          5,002
                                      ===========     ===========    ==========     ===========    ===========

Net income per share:
Basic.............................           0.32            0.75          0.79            1.77           0.18
                                      ===========     ===========    ==========     ===========    ===========
Diluted...........................           0.17            0.42          0.42            0.97           0.10
                                      ===========     ===========    ==========     ===========    ===========

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine-months ended
                                                                   September 30,
                                                                    (unaudited)
                                              -------------------------------------------------
                                                    1999               2000              2000
                                              ----------------     ------------      ----------
                                                    SEK                SEK               USD
                                                                  (in thousands)
Cash flows from operating activities:
Net income.................................             20,252           47,865           4,945
Adjustment to reconcile net income to net
 cash flows from operating activities:
   Deferred Taxes..........................                  -             (725)            (75)
   Depreciation............................              2,308            3,998             413
   Amortization of photographs and videos..             21,958           18,668           1,929
Effects of changes in operating assets and
 liabilities:
Trade accounts receivable..................             (5,272)         (19,068)         (1,970)
   Related party receivable................             (1,021)            (447)            (46)
   Inventories.............................             (5,959)         (11,583)         (1,197)
   Prepaid expenses and other current
     assets................................            (20,149)         (14,801)         (1,529)
   Accounts payable trade..................              3,858            9,766           1,009
   Income taxes payable....................               (844)            (358)            (37)
   Accrued other liabilities...............              2,995               33               3
                                              ----------------     ------------      ----------
Net cash provided by operating activities..             18,126           33,348           3,445
Cash flows from investing activities:
Investment in library of photographs and
 videos....................................             24,836           26,180           2,705
Capital expenditures.......................              5,537            1,937             200
Investments in other assets................              1,775           10,858           1,122
Cash acquired in acquisition...............                  -              673              70
                                              ----------------     ------------      ----------
Net cash used in investing activities......             32,148           39,648           4,096
Cash flow from financing activities:
Conversion of warrants.....................             14,855            8,103             837
Long-term loan (repayments on loan)........               (394)               -               -
Short-term borrowings (repayments).........             (1,735)            (475)            (49)
                                              ----------------     ------------      ----------
Net cash (used in) provided by financing
 activities................................             12,726            7,627             788
Foreign currency translation adjustment....               (418)             551              57
                                              ----------------     ------------      ----------
Net (decrease) increase in cash and cash
 equivalents...............................             (1,714)           1,878             194
Cash and cash equivalents at beginning of
 the period................................              4,165            7,370             761
                                              ----------------     ------------      ----------
Cash and cash equivalents at end of the
  period...................................              2,451            9,248             955
                                              ================     ============      ==========

Cash paid for interest.....................                268              818              85
                                              ================     ============      ==========

Cash paid for taxes........................                257              811              84
                                              ================     ============      ==========

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999.

   The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Private Media Group, Inc. generate their cash flows.

   Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2000 and for the nine months then ended have been translated into United States dollars ("USD") at the rate of SEK 9.68 per USD 1.00 the exchange rate of the Swedish Riksbank on September 30, 2000. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.


2.  Inventories

    Inventories consist of the following:

                                                                 December 31,          September 30,
                                                            -------------------    -------------------
                                                                    1999                   2000
                                                            -------------------    -------------------
                                                                    SEK                    SEK
                                                                           (in thousands)
Magazines................................................                19,798                 22,084
Video cassettes..........................................                15,214                 21,290
DVDs.....................................................                 3,106                 11,974
Other....................................................                 2,090                  1,453
                                                            -------------------    -------------------
                                                                         40,209                 56,801
                                                            ===================    ===================

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

   The allocation of the purchase price is as follows:

                                                                      SEK
                                                            -------------------
Current assets...........................................             8,614,530
Fixed assets.............................................             3,141,461
Current liabilities......................................            (1,922,768)
Goodwill.................................................            17,441,970
                                                            -------------------
                                                                     27,275,192
                                                            ===================

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Extasy has been included in the Company's consolidated financial statements since the date of acquisition. Goodwill is being amortized on a straight line basis over 10 years.

   The following unaudited pro forma information for the nine months ended September 30, 1999 and 2000 assumes the acquisition occurred on January 1, 1999. Share values have been adjusted for the stock dividend of May 30, 2000 (see note
5).

   The amounts are expressed in thousands except net income per share.

                                       Three months ended                  Nine months ended
                                         September 30,                       September 30,
                               -------------------------------    --------------------------------
                                    1999              2000              1999              2000
                               -------------    --------------    --------------    --------------
                                    SEK               SEK               SEK               SEK
                                                           (in thousands)
Revenues....................       46,232            65,714           134,636           180,708
Net income..................        8,387            20,478            20,801            47,679

Net income per share:
Basic.......................         0.32              0.75              0.81              1.76
                               =============    ==============    ==============    ==============
Diluted.....................         0.17              0.42              0.44              0.97
                               =============    ==============    ==============    ==============

                           PRIVATE MEDIA GROUP, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.  Earnings per share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three-months ended                     Nine-months ended
                                                              September 30,                         September 30,
                                                  ----------------------------------    ----------------------------------
                                                       1999               2000               1999               2000
                                                  ---------------    ---------------    ---------------    ---------------
Numerator:

Net income (SEK in thousands).................              8,219             20,478             20,252             47,865
                                                  ===============    ===============    ===============    ===============

Denominator:

Denominator for basic earnings per share -
 Weighted average shares......................         25,893,867         27,173,869         25,476,672         27,110,716

Effect of dilutive securities:
   Preferred stock............................         21,000,000         21,000,000         21,000,000         21,000,000
   Common stock warrants......................            940,176            675,250            907,941          1,027,825
   Stock dividends to be distributed..........             69,912             56,395             69,912             56,395
                                                  ---------------    ---------------    ---------------    ---------------

Denominator for diluted earnings per share -
 weighted average shares and assumed
 conversions..................................         47,903,955         48,905,514         47,454,528         49,194,935
                                                  ===============    ===============    ===============    ===============

Earnings per share (SEK)
Basic.........................................               0.32               0.75               0.79               1.77
                                                  ===============    ===============    ===============    ===============
Diluted.......................................               0.17               0.42               0.42               0.97
                                                  ===============    ===============    ===============    ===============

     Share values have been adjusted for the 3:1 stock dividend for the Company's Common Stock effective May 30, 2000 (see note 5).

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

     The Company's principal currency is Swedish Kronor ("SEK").   Solely for
the convenience of the reader, the accompanying financial information has been translated into United States dollars ("USD") at the rate of SEK 9.68 per USD 1.00, the exchange rate of the Swedish Riksbank on September 30, 2000. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.


Three months ended September 30, 2000 compared to the three months ended September 30, 1999

   Net sales. The Company reported net sales of SEK 65.7 million for the three months ended September 30, 2000 which, compared to net sales of SEK 41.9 million for the three months ended September 30, 1999, represents an increase of SEK
23.8 million, or 56.9%. The increase was mainly attributable to the Broadcast, DVD and Internet sales, offset by a decrease in CD-Rom and video sales. The acquisition of Extasy B.V. also added to net sales for the period although part of Extasy's gross sales was eliminated as inter-company transactions. Sales of magazines remained approximately the same in 2000 as in 1999. DVD sales for the three months ended September 30, 2000 was SEK 13.7 million, which compared to the three-month 1999 period represents an increase of 478%. During the year 2000 the Company is releasing 50 new titles and 50 back-catalogue titles. Internet sales for the three months ended September 30, 2000 increased 168% to SEK 12.6 million compared to the three months ended September 30, 1999. Broadcast sales increased 858% to SEK 7.3 million compared to the three months ended September 30, 1999. The management believes that the growth in DVD, Internet and Broadcast sales will continue in 2000 and 2001. The total new media division, including DVD, Internet and Broadcast sales increased 329% to SEK 25.8 million compared to the three months ended September 30, 1999. The net sales reported does not include revenue from the agreements made and announced during the year concerning the Private Gold broadcasting joint venture. Net sales arising from the agreements will be reported according to US GAAP.

   Cost of Sales. The Company reported cost of sales of SEK 21.5 million for the three months ended September 30, 2000 which, compared to cost of sales of SEK
19.8 million for the three months ended September 30, 1999, represents a increase of SEK 1.7 million, or 8.5%. The gross profit for the three months ended September 30, 2000 was SEK 44.2 million, or 67.3% of net sales which, compared to gross profit for the three months ended September 30, 1999 of SEK
22.1 million, or 52.7% of net sales, represents an increase of 14.6% in gross profit in relation to net sales. The increase is the result of product mix with better margins on Broadcast, DVD and Internet sales.

   Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 22.6 million for the three months ended September 30, 2000 which, compared to selling, general and administrative expenses of SEK 13.4 million for the three months ended September 30, 1999, represents an increase of SEK 9.2 million, or 69.2%. The increase was primarily attributable to the Company's investment in Internet related activities and the start-up of DVD. The investment expenses associated with Internet and DVD activities are expected to continue in 2000.

   Interest expense. The Company reported interest expense of SEK 0.9 million for the three months ended September 30, 2000 which, compared to interest expense of SEK 0.1 million for the three months ended

September 30, 1999, represents an increase of SEK 0.8 million. The small increase is the result of higher average short-term borrowings outstanding in 2000 compared to 1999.

   Income taxes. The Company reported income tax expenses of SEK 0.5 million as compared to an income tax expense of SEK 0.5 million for the three months ended September 30, 1999.

   Net income. The Company reported net income of SEK 20.5 million as compared to SEK 8.2 million for the three months ended September 30, 1999. The increase in net income in 2000 of SEK 12.3 million, or 149.2% was primarily attributable to increased sales and better margins on new media.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

   Net sales. The Company reported net sales of SEK 179.2 million for the nine months ended September 30, 2000 which, compared to net sales of SEK 125.3 million for the nine months ended September 30, 1999, represents an increase of SEK 53.9 million, or 43%. The increase was mainly attributable to the Broadcast, DVD and Internet sales, offset by a decrease in CD-Rom and video sales. The acquisition of Extasy B.V. also added to net sales for the period although part of Extasy's gross sales was eliminated as intercompany transactions. Sales of magazines remained approximately the same in 2000 as in 1999. DVD sales for the nine months ended September 30, 2000 was SEK 33.0 million and should not be compared with the nine-month 1999 period since the Company released only a few titles in the same period last year and the market was not ready. During the year 2000 the Company is releasing 50 new titles and 50 back-catalogue titles. Internet sales for the nine months ended September 30, 2000 increased 212% to SEK 30.6 million compared to the nine months ended September 30, 1999. Broadcast sales increased 451% to SEK 12.7 million compared to the nine months ended September 30, 1999. The management believes that the growth in DVD, Internet and Broadcast sales will continue in 2000 and 2001. The total new media division, including DVD, Internet and Broadcast sales increased SEK 60.3 million, or 379%, to SEK 76.3 million compared to the nine months ended September 30, 1999.

   Cost of Sales. The Company reported cost of sales of SEK 70.8 million for the nine months ended September 30, 2000 which, compared to cost of sales of SEK
62.7 million for the nine months ended September 30, 1999, represents a increase of SEK 8.1 million, or 13.0%. The gross profit for the nine months ended September 30, 2000 was SEK 108.4 million, or 60.5% of net sales which, compared to gross profit for the nine months ended September 30, 1999 of SEK 62.6 million, or 50.0% of net sales, represents an increase of 10.5% in gross profit in relation to net sales. The increase is the result of product mix with better margins on Broadcast, DVD and Internet sales.

   Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 61.5 million for the nine months ended September 30, 2000 which, compared to selling, general and administrative expenses of SEK 41.8 million for the nine months ended September 30, 1999, represents an increase of SEK 19.6 million, or 47.0%. The increase was primarily attributable to the Company's investment in Internet related activities and the start-up of DVD. The investment expenses associated with Internet and DVD activities are expected to continue in 2000.

   Interest expense. The Company reported interest expense of SEK 1.2 million for the nine months ended September 30, 2000 which, compared to interest expense of SEK 0.3 million for the nine months ended September 30, 1999, represents an increase of SEK 0.8 million. The increase is the result of higher average short-term borrowings outstanding in 2000 compared to 1999.

   Income taxes. The Company reported income tax expenses of SEK 1.0 million as compared to an income tax expense of SEK 0.5 million for the nine months ended September 30, 1999.

   Net income. The Company reported net income of SEK 47.9 million as compared to SEK 20.3 million for the nine months ended September 30, 1999. The increase in net income in 2000 of SEK 27.6 million, or 136% was primarily attributable to increased sales and better margins on new media.

Liquidity & Capital Resources

   The Company reported a working capital surplus of SEK 155.3 million at September 30, 2000, an increase of SEK 46.6 million compared to the year ended December 31, 1999. The increase is principally attributable to increased accounts receivable, inventories and prepaid expenses and other current assets.

   Net cash provided by operating activities was SEK 33.3 million for the nine months ended September 30, 2000 was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 47.9 million and the adjustments to reconcile net income to net cash flows from operating activities, representing amortization of photographs and videos of SEK 18.7 million and depreciation of SEK 4.0 million offset by deferred taxes of SEK 0.7 million, provided a total of SEK 69.8 million. The total of SEK 69.8 million was then primarily reduced by the increases in trade accounts receivable, related party receivable, inventories, prepaid expenses and other current assets and income taxes payable totaling SEK
46.3 million, offset by SEK 9.8 million from accounts payable trade and accrued other liabilities. Net cash provided by operating activities was SEK 18.1 million for the nine months ended September 30, 1999. The increase in cash provided by operating activities in 2000 compared to 1999 is principally the result of net income and adjustments to reconcile net income to net cash flows from operating activities.

   Net cash used in investing activities for the nine months ended September 30, 2000 was SEK 39.6 million. The investing activities were principally investment in library of photographs and videos of SEK 26.2 million which was carried out in order to maintain the 2000 and 2001 release schedules. In addition to investment in library of photographs and videos, SEK 1.9 million was invested in capital expenditures and SEK 10.9 million in other assets. The increase over the comparable nine-month 1999 period was principally due to increased investments in library of photographs in order to maintain inventory levels and increased investments in other assets represented primarily by loans to Private Circle, Inc.

   Net cash provided by financing activities for the nine months ended September 30, 2000 was SEK 7.6 million represented primarily by conversion of warrants. The decrease over the comparable nine-month 1999 period was primarily due to less conversion of warrants.

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

                                PRIVATE MEDIA GROUP, INC.
                                   (Registrant)

Date:   November 13, 2000       By:/s/ Johan Gillborg
                                   ------------------------
                                       Johan Gillborg
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS

EX-27  Financial Data Schedule