Form 10QSB/A
period 2000-09-30
PRIVATE MEDIA GROUP INC
filed 2000-11-14
CIK 1068084

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 Form 10-QSB/A

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

Yes  X   No
    ---    ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                          Outstanding at November 13, 2000
          -----                          --------------------------------

Common Stock, par value $.001                      27,570,495

      Transitional Small Business Disclosure Format:   Yes       No  X
                                                          -----     ----

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