Form 10KSB
period 2000-12-31
PRIVATE MEDIA GROUP INC
filed 2001-04-17
CIK 1068084

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the fiscal year ended..................December 31, 2000

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from...............to....................

                        Commission file number 000-25067

                           PRIVATE MEDIA GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

             Nevada                                 87-0365673
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

     Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain
                    (Address of principal executive offices)

                                 34-93-590-7070
                           -------------------------
                           Issuer's telephone number

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

 Yes [X] No [_]

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      The issuer's revenues for the fiscal year ended December 31, 2000 were $27,052,830.

      At March 23, 2001, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $174,696,914. The aggregate market value has been computed by reference to the average bid and asked price of the common stock on March 23, 2001. On such date the registrant had 27,881,913 shares of Common Stock outstanding.

      Transitional Small Business Disclosure Format:   Yes [_]   No [X]

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

                                  THE COMPANY

     PRIVATE MEDIA GROUP, INC. (the "Company" or "Private") is engaged in the acquisition, refinement and delivery of adult feature products and services, including a range of proprietary websites, digital versatile discs ("DVDs"), unrated and adult feature magazines, videos and CD-Roms, the distribution and licensing of its proprietary products and services on the Internet, including magazines, videos, interactive services, adult novelty products and the Private Circle fashion line, and TV Home Shopping for its proprietary and licensed products and other products, all oriented to the adult entertainment market.

     The Company is the publisher of Private, an internationally popular X-rated magazine. Private was founded 35 years ago in Europe, and was the first full color, hard-core sex publication in the world. Today the Company produces four X-rated magazines: Private, Pirate, Triple X and Private Sex. In addition, a book, The Best of Private, is released annually. The X-rated magazines are distributed in a network that presently covers approximately 200,000 points of sale in over 35 countries throughout the world, with the potential to reach nearly 500,000 points of sale through its existing distribution network.

     Since 1992, Private has also acquired and distributed adult motion picture
entertainment.   As of December 31, 2000, the Company's film library contained
328 titles, and it expects to add approximately 60 titles in 2001.

     In the last few years, Private films and DVDs, Private magazines and Private Web-sites, have won 57 industry awards, including Best European Film (Hot d'Or 1998), Best Screenplay (Hot d'Or 1998), Best Foreign Director (AVN
1999), Best Foreign Release (AVN 1997, 1998, 1999, 2000, 2001) , Special
Achievement Awards (AVN 1997, Venus 1998), Best Production Company (Golden X
95), Best Director (AVN 1998), Best International Movie (Venus 1999), Best Adult Video Web-Site (AVN 2000), Best Adult Site on the Internet (Passie Magazine
1999) and Best International Internet Site (Venus 1999), Best International Web Site (Award du X/Brussels 2000), Best Foreign Vignette Tape (AVN 2001), Best Foreign Vignette Series (AVN 2001). The Company's films recently received 15 nominations in nine categories for the Hot d'Or Awards to be presented at Cannes, France in May 2001.

     Since 1997 the Company has aggressively expanded its business activities on the Internet by investing heavily in its initial Web site, www.private.com, and by licensing its trademarks and proprietary content to other Web sites. In 1999 the Company opened two new Web sites, www.privatecinema.com and www.Privatelive.com, to provide Internet access to proprietary videos and live adult entertainment, and continued to implement its program to expand its Internet licensing activities. The Company continues to invest in state-of-the-art Internet hardware and software in order to maintain the highest level of Internet service and to maximize revenue potential and in 2000 the Company launched the Web sites www.jocpoc.com (for personals), and www.privatespeed.com
                       --------------                      --------------------
(broadband delivery of video content).

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

     The Private/Milcap Group currently distributes its products in the following countries: Sweden, Finland, Denmark, Estonia, Latvia, Poland, Russia, the United Kingdom, Ireland, Germany, the Netherlands, Luxemburg, Belgium, the Czech Republic, Slovenia, Austria, Hungary, Switzerland, Italy, Greece, Turkey, Cyprus, France, Spain, Portugal, Canada, the U.S.A., Mexico, Chile, Brazil, Paraguay, Uruguay, Argentina, South Africa, Japan, Australia and New Zealand. The distribution in these countries is conducted primarily by the leading national independent distributors, or by the Company's subsidiaries.

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

     On December 19, 1997 the Company entered into acquisition agreements with Milcap Media Limited (the "Milcap Acquisition Agreement") and Cinecraft Limited (the "Cinecraft Acquisition Agreement") to acquire all of their outstanding capital stock in exchange for 22,500,000 shares of Common Stock, 7,000,000 shares of the $4.00 Series A Preferred Stock, and 2,625,000 Common Stock purchase warrants. These acquisitions were completed on June 12, 1998.

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

     The "Company" is sometimes referred to herein as Private Media Group, Inc., Milcap, Private, the Milcap Media Group, or the Private/Milcap Group, and includes Private Media Group, Inc. and its subsidiaries, incuding: Milcap Media Limited (Cyprus) ("MML"), Fraserside Holdings Limited (Cyprus) ("FHL"), Cinecraft Limited (Gibraltar), Private Benelux (formerly known as Extasy B.V.), Milcap Publishing Group AB (Sweden) ("MPG"), Peach Entertainment Distribution AB (Sweden) ("PED"), Milcap Media Group S.L. (Spain) ("MMG"), Milcap Publishing Group Italy Srl (Italy), Symbolic Productions S.L., and Private France S.A.

Magazine Publications

     The Private/Milcap Group is the publisher of Private, an internationally popular X-rated magazine. Private was founded 35 years ago, and was the first full color, hard-core sex publication in the world. Today the Company produces four X-rated magazines: Private, Pirate, Triple X and Private Sex. In addition, a book, The Best of Private, is released annually. The X-rated magazines are distributed on a network that covers approximately 200,000 points of sale in over 35 countries throughout the world. The Company's newest magazine is Private Life, which is produced by licensees of Private with the same first-class quality as its older sisters, but is significantly different when compared with the other four highly successful magazines, as it is the first "soft-core" magazine in the Private/Milcap Group.

Video and Film Productions

     Since 1992, the Private/Milcap Group has acquired and distributed adult motion picture entertainment. These productions generally feature men and women in a variety of erotic and adult sexual situations, generally in both hardcore and softcore versions. The Company's activity includes the acquisition and commissioning of feature videos (full length motion pictures produced on videotape) and to some extent feature films (full length motion pictures produced on film). Their distribution is organized primarily on videocassettes, Digital Versatile Discs (DVDs) (licensing or sale) and alternatively through pay television and cable programming. The Company always maintains the ownership, copyrights and administration of every film it finances and produces.

     Currently, the Company produces approximately 60 X-rated and 24 R-rated movies per year and the distribution is through a world-wide network that covers approximately 60,000 sales points, with the potential to reach more than 155,000 points of sale. The first two monthly video labels released were Private Film and Private Video Magazine. Both labels quickly received critical acclaim in leading international magazines as well as numerous prestigious awards from industry associations and major adult entertainment film festivals, including AVN, Impulse d'Oro and Golden X. The next three monthly video labels successfully introduced were Triple X, Private Stories and Private Gold. In May 1997, the Company introduced Gaia, a new label released bi-monthly. During 1999 the Company introduced the labels Pirate Video Deluxe, Private XXX, The Matador Series and Peep Show Special, which are released monthly, and Private Black Label, which is released bi-monthly. In 2000, in addition to several compilations, the Company introduced the label Private & Penthouse Video.

     As of December 31, 2000, the Company owned a total of 376 movie titles, and by the end of 2001 the total is expected to increase to 459 titles. All titles are available on videocassette and increasingly available on DVD and sold by distributors, primarily to retail stores and wholesalers worldwide. Several of the original motion picture programs have also been re-edited and licensed to cable television operators. The Company owns perpetual distribution rights, and thus far has not sold any third party distribution rights. The Company continues to expand the marketing of its production into new international markets, including the United States, generally by entering into national license agreements with local distributors.

     During fiscal 2001, Management intends to continue to expand its video and film operations by (i) distributing new videos and films on videocassette and DVD with an aggressive release schedule, (ii) 100 titles of both new and back-catalogue productions are planned to be released on DVD (iii) increasing its efforts to distribute its library and new titles into cable and satellite television markets, e-commerce, TV Home Shopping, and other new international markets, and (iv) actively seeking to acquire distribution rights to additional titles produced by third parties.

     In 1998 Company started to release its movie titles on DVD. Sales of DVD titles are expected to add to the already established sales per title. DVD releases are currently at the rate of 10 per month and this rate is expected to continue in 2001. At December 31, 2000 the Company had 101 DVD movie titles in its library. All newly produced titles are released on DVD.

Internet

     The Company's Internet team has combined the Private quality of its extensive media library with the newest technology to create what it believes to be one of the best adult Web sites: www.private.com. The Company sources and owns worldwide proprietary rights to its library. The burgeoning growth of the e-commerce market and increased access to the Internet by end-users has created a unique opportunity for Private to leverage its proprietary assets through
marketing and distribution on the Web.   Since March 1998, Private's WWW Club
members have been able to view every Private magazine published by the Company since 1965 and over 1,300 clips from over 300 films. In addition, this site contains new games, chat rooms with models, previews of new releases and more. The Company's initial Web site contains more than 200,000 Web pages and is generating traffic of approximately 3,100,000 visitors per month and 207,000,000 requested pages per month. Private currently maintains a staff of 31 full time Internet employees and has invested heavily in state-of-the-art computer and communications infrastructure.

     The Company is also licensing the right to use its trademarks and media library on the Internet to third parties with independent Web sites, which also generates significant royalty income. In addition Private markets its products on the Internet through distributor sites and shopping sites.

TV Home Shopping

     In the November 1998 the Company entered the TV Home Shopping market, engaging in the sale of proprietary products, including videos, magazines and proprietary adult pleasure products under the brand "The Private Collection", on Swedish television This new area has been well received, and the Company intends to expand TV Home Shopping to other territories and formats in 2001.

Other Markets

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

Video and DVD Sales & Rental

     The Los Angeles Times (November 22, 1997) confirmed that sales and rental of adult videos have increased 100% in the last five years. It added that "seventy percent of VCR buyers in the first three years during which the devices were on the market said that being able to view adult movies at home was a primary reason they bought a VCR." The Video Software Dealers Association
(VSDA), the trade association for the entire home video industry, estimated that more than 60,000 retail outlets in the United States carry home videos and DVDs; adult videocassettes and DVDs are carried in more than 25,000 of these retail outlets, including such major chains as The Wherehouse, Tower Video, Palmer Video, Movies Unlimited, West Coast Video and others. In addition, hundreds of small boutiques and large mail order companies sell adult tapes directly to consumers. On the other hand, the 5,000-store Blockbuster Video, which accounts for 30% of the rental marketplace, like many other large retail chains, has opted not to carry adult videos and DVDs.

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

     Overall, for 1998 AVN reported that adult products represent 19.7% of the U.S. video market (all stores, whether stocking adult or not). More than 33% of the U.S's rental and sales transactions involving adult tapes took place on the West Coast; the average store on the West Coast stocks over 700 different adult titles for rental. According to AVN's poll, 71% of adult videos and DVDs are rented by men, 19% are rented by male/female couples, 7% are rented by male couples, 2% are rented by women and 1% by women couples.

     Approximately 20 major producers, such as Private, Vivid, VCA and Metro release the lion's share of adult high budget videos and DVDs; excluding DVDs approximately 80 smaller firms fill in the gaps. See "Business-Competition."

Internet

     On a worldwide basis, it is estimated that 391 million people on the 31st of March 2001 have access to the Internet; by the year 2003 there are expected to be over 770 million users of the Internet. The worldwide median user income for Web surfers is over $41,000 per year according to Global Reach.

     Forrester Research evaluated the Internet adult entertainment business at $1,5 billion in 1999, up 50% from 1998. By 2003 the market for online sex is expected will grow to $3 billion according to Standard & Poors.

     Estimates of the number of sex sites are as diverse as estimates for traffic and revenue. Current estimates indicate that there may be as many as 60,000 sex sites, half commercial, the other half hobby sites.

     Pay sites have most of the adult content on the Internet, but free sites abound for obvious reasons: advertising from pay sites supports most of them. Free sites get a few cents for each viewer who "clicks" on an advertising banner; the banner transports these viewers to a site that tries to entice them into surrendering their credit card numbers. Most of the pay-sites offer commissions rather than flat fees for customer referrals. Though this sounds like small change, some free sites do very well.

     Media Metrix has estimated that approximately 30% of people online are looking for sex related material.

     The tremendous growth of the Internet, including chat rooms and Web sites dedicated to adult entertainment, has resulted in millions of potential customers accessing these sites from the relative privacy of their personal computers, worldwide.

     Web porn has become a topical issue that interests everyone, from the religious right to anti-censorship liberals. It sparks debates about free speech vs. child protection; free enterprise vs. social good; and free markets vs. fair business practices. Parents, politicians, preachers and providers are all struggling with how to best protect children while allowing grown-ups to set their own standards of behavior and taste. The access to most of the Web sites is far from being regulated. At the user's discretion, the following Web locations provide information about blocking adult material, mainly for child protection: RSAC, Net Nanny, Cyberpatrol, Surfwatch, Safe Surf, Cybersitter, Websense and/or Asacp.

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

The Company's Numbers

    The following table indicates the Company's production for 1999 and 2000 and estimates for 2001.


                              THE PRIVATE LIBRARY


                           As of         As of
                        December 31,  December 31,             As of
MAGAZINES                  1999          2000          December 31, 2001 (est.)
---------              -------------  ------------   ---------------------------
Labels                 No of Issues   No of Issues   No of Issues   New releases
Private                    156             162            168           +6
Pirate                      58              64             70           +6
Triple-X                    32              38             44           +6
Private Sex                 25              29             35           +6
Special Editions             3               6              7           +1
Book Best of Private        11              12             13           +1

Total                      285             311            337           26

VIDEOS                        As of         As of
                           December 31,  December 31,            As of
                              1999          2000        December 31, 2001 (est.)
                          -------------  ------------   ------------------------
Labels                    No of Titles   No of Titles   No of Titles
Private Video Magazine         26             26            26  No more in production
Private Film                   28             28            28  No more in production
Triple-X Video                 32             32            32  No more in production
Private Video Stories          27             27            27  No more in production
Private Gold                   39             45            51  +6
Gaia                            6              6             6  No more in production
Pirate Video                   12             12            12  No more in production
Triple-X Files                 12             12            12  No more in production
Casting-X                      19             25            30  +5
Best of Private                 3              6             7  +1
Private Black Label            10             16            22  +6
Pirate Video Deluxe             6             12            16  +4
Private XXX                     6             12            15  +3
Special Compilations           16             22            28  +6
Amanda's Diary                  5              5             5  No more in production
Peep Show Special               6             12            12  No more in production
Horny Housewives                4              9             9  No more in production
The Matador Series              2              8            14  +6
The Story                       2              2             2  No more in production
Private Movie                   1              1             1  No more in production
Private & Penthouse Video       0              5            11  +6
Private Super F******           1              7            12  +5
Soft Versions                  27             46            70  +24
Pirate Fetish Video             0              0             2  +2
The Private Life of             0              0             3  +3
To be announced                 0              0             3  +3
Private Tropical Film           0              0             2  +2
To be announced                 0              0             1  +1

Total                         290            376           459  83 NEW RELEASES

MAGAZINE PUBLICATIONS

The Business

     The Company's publishing operations include the publication of the below mentioned adult magazines, and occasionally the publication of newsstand specials, calendars and paperback books. All these magazines, together with all local editions, are printed under various trade names and are distributed in approximately 35 countries worldwide. The Company publishes several editions of the main magazines; all editions contain the same editorial material but provide locally targeted content, in full cognizance of local governmental regulation regarding explicit adult publications. Most of the Company's magazines feature pictures of men and women engaged in erotic and sexually explicit situations; the Company's most popular publications include Private, Pirate, Sex and Triple X.


Quantities of Magazines   Produced (1999)  Produced (2000)  Estimated (2001)
Private                       813,970          697,500          670,800
Pirate                        641,750          515,100          495,600
Triple X                      642,900          518,050          457,500
Private Sex                   530,800          391,840          343,500
Best of Private                58,000           54,000           54,000
Specials                      181,300          200,050          109,000

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

Circulation

     The Company's magazines have historically generated most of their revenues from firm sales distribution. Distributors with rights to return and retail circulation represent less than 35% of the current production. The Company has contracted national licensing agreements in over 35 countries and normally deals with a magazine distributor for every local distribution of its publications. Single copy retail sales normally occur in adult book stores and similar establishments. Newsstand retail sales are legally allowed only in countries such as France, Italy, Spain, Benelux and Portugal.

     Distribution of the magazine to newsstands and other public retail outlets is accomplished through a network of national distributors, who maintain a local network of several wholesale distributors and licensors. Copies of the magazine are shipped in bulk to the wholesalers, who are responsible for local retail distribution.

     Wholesalers of Back Catalogue are normally allowed to handle returns from National Newsstand Networks on firm sales; this practice is only allowed for magazines, while almost no return practice is allowed for videos and DVDs.

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

     For a few years, the Company has been seeking to expand the use of its magazines' editorial content and other assets across different media formats, in order to capitalize on their existing brand names at a lower cost. The process started in 1995 with the production of CD-Roms, but the main development has been the re-editing of every Private magazine since 1965, which started to become available on the Company's Web site in May 1998 and was up to date with the traditional publishing in 2000.

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

     In 2000 the implementation of Computer-To-Plate (CTP) process technology for printing was almost completed. The adoption of Computer-To-Plate technology eliminates the need for the production of film/color separations during the pre-printing process saving time and money with improved quality. In simple terms CTP allows printers to receive disks containing electronic files (both text and graphics) and directly output to a plate. The result is a top quality image which takes minutes instead of hours to produce.

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

Licensed Publishing

     In 1999 the Company signed a licensing agreement with K-OS Publications Limited for the publication and distribution in Britain of two new consumer titles bearing the Private trademark. "Private Life" magazine was first published in the UK at the end of 1999, while "Private Style" magazine is set to launch in 2001.

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

     The Company's adult video or film products are in genres similar to its general magazines and books. Because of the strong demand for this genre of productions, the Company is able to fairly evaluate the international distribution of every production and earn a quick return on its investment. Normally, the Company's acquisition costs range between $25,000 and $125,000 per movie, prior to the computation of the post-production, master production, duplication and distribution costs. Generally, Milcap Media Group S.L. creates and designs all artwork for promotional items and packaging and contracts for printing services. Since 1997, all videocassettes have been duplicated by independent laboratories.

     The Company and several of the Company's original programs have recently won awards of excellence, including a Special Achievement Award (AVN 1997) and Innovation Award (Venus 1998). The Company continues to expand its video operations in international markets and is presently marketing video products in over 35 countries worldwide.

     The Company finances all of its adult films and videos, and arrangements with video and film producers are done on a flat fee basis; all producers generally take care of all production costs and obligations, including among other things, the delivery of model releases. The principal source of financing for all the motion pictures derives from the cash flow generated by previous productions. To date, the Company has not solicited any external financing for any of its acquisitions. Distribution rights may be limited to specified territories, specified media and/or particular periods of time.

     Most of the Company's original programs have been licensed to cable television networks and adult pay-per-view channels. In these circumstances, the Company generally grants the TV channel owner a specific right of transmission and always retains the intellectual property rights of every production. The Company is currently engaged in negotiations regarding several potential strategic alliances in order to expand its presence and revenue base into cable TV, pay-per-view and satellite adult TV. Additionally, new technology, primarily digital set-top converters, will dramatically increase channel capacity, and is expected to contribute to the sales of adult video, see Broadcasting.

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

     During the last nine years, the Company entered into several distributorship agreements in approximately 35 countries worldwide. Pursuant to these distributorship agreements, either Peach Entertainment Distribution or occasionally Milcap Media Group, provides monthly a minimum number of new titles during the term of the agreement, and a licensee normally serves as the exclusive distributor throughout its own country or language territory. Under the various distributorship agreements, licensees are normally required to purchase a minimum number of units for each monthly period during the term of the agreement.

     Typically the licensees then customize, dub or subtitle the movie, as appropriate, to meet the needs of individual markets. In countries such as the U.S. and Germany, the Company has expanded its relationships with its national distributor by entering into exclusive multi-year multi-product output agreements.

     In countries such as the United States, the Netherlands, France and Italy, the Company established local subsidiaries for the purpose of owning or controlling the local distribution. In the near future, the Company intends to renegotiate some of its national distributorship agreements in order to vertically integrate the Company into its chain of distribution.

     In general, national distribution agreements enable the Company to have an ongoing branded presence in international markets and generate higher and more consistent revenues, rather than selling on a direct basis.

Video Duplication/Production Techniques

     Betacam masters are produced by Milcap Media Group S.L. and Peach Entertainment Distribution and, from there, they are sent to the different distributors and duplication centers. Certain distributors receive a master directly and do their own duplication.

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

     Already the fastest growing consumer electronics product in history, the DVD (Digital Versatile Disc) attracted even more followers the world over in 2000. The format gained acceptance in Europe with strong growth in the Benelux countries, France, United Kingdom and Germany in 2000 and it continued its expansion in the U.S. During 2000, 8.5 million DVD-Video players shipped in the U.S. The installed base in the U.S. as of February 28, 2001 was 15.1 million players according to Consumer Electronics Association and over 10,000 DVD-Video titles were available. The DVD market has grown from nothing in 1996 to more than 28 million units expected to ship worldwide in 2001. The market will exceed 60 million units in 2004, according to Cahners In-Stat Group.

     In-Stat anticipates that DVD player sales in the United States will equal the number of VCRs sold today, in 2004 and that the European market will be roughly 80% of the U.S. market.

     The growth in DVD software sales in 2000 in the U.S. was 269% over 1999, with a total DVD year-end 2000 sales of $4.03 billion. The Company's worldwide DVD sales in 2000 increased 498% compared to 1999.

     Superior to VHS, CD-Rom and laserdisc, DVD's produce almost studio- quality pictures and the world's movie producers are rapidly supporting the format, with Warner Home Video currently generating approximately 30% of it revenues from DVD sales. Especially significant in this context is the fact that 65% of this revenue comes from back-catalogue titles, a fact that is particularly important for Private Media Group, which possesses the largest high-quality back-catalogue in the history of adult entertainment stretching, as it does, back to the Company's foundation in 1965.

     Significantly, the Company already sets the standard for the worldwide DVD and entertainment industries with each DVD released by the Company possessing five language options as well as four other subtitled languages. Currently, the majority of DVD's released in the US and, indeed, worldwide are produced in one language. This is an enormous competitive advantage for the Company, being hugely attractive to consumers on a global basis and vastly expanding the Company's international marketing and sales potential. As a consequence, this global presence is a significant factor in reducing the Company's overall unit costs and increasing profit margins where other companies have to either license country-by-country or manufacture each title in separate languages. In addition, the manufacturing of each DVD title Master Disc, prior to duplication, costs an initial $15,000, further restricting competitors' ability to commit to the format and minimizing their international revenue potential.

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

     The Company's DVD's are also 'Internet Activated', which means that when one plays the DVD in a personal computer (PC), one also gets a direct link to Private's websites where one can not only view the massive high-quality content, but also take out membership to www.private.com and view the huge mail-order shopping area. The Company can also add 'extras' to each DVD, including alternative endings to movies, interviews with the stars, biographical data on the actors, their roles in other in-house productions and publications, and multiple-angle views for the user.

Broadcasting

     In 2000 the Company signed an exclusive joint venture with International Film Productions and Distributions, Ltd. (IFPD). IFPD is a European based television broadcasting company, associated with major content providers, specializing in the distribution of cable and satellite-TV channels. The agreement allows for the co-operation of both companies to create two new adult television channels to be broadcast world-wide.

     Under the terms of the joint venture agreement International Film Productions and Distributions, in return for Private providing its full viewing content and trademarks, will ensure the promotion and broadcasting of the new adult channels to be known as Private Gold and Private Blue to a multi-million worldwide audience. The Private Gold channel will contain explicit hard core material while the Private Blue channel will broadcast lighter soft core material. Private Media Group will receive 65% of the gross profit generated from the broadcast of, and advertising on the channels. Included within the Agreement is an option for Private to acquire 65% of the equity, subject to certain terms, at face value in IFPD, thus becoming the majority shareholder of the channels.

     In 2000 the Company started international broadcasting coverage for its 'Private Blue' Channel as part of its exclusive joint venture agreement with Zone Vision Enterprises, a UK based television company, and International Film Productions and Distribution Limited, both operating on both digital and analogue platforms throughout the European continent. The channel became available through the BSkyB analogue and digital platforms in the UK from where the Company receives 35% of net profit generated from broadcasting and advertising revenues. It also successfully launched in Turkey on the DigiTurk platform, and in Hungary and Slovakia on the UPC networks. Currently available to over 5,500,000 addressable subscribers, 'Private Blue' also secured an international satellite feed on the SIRIUS 2 satellite which means that the signal is available for further expansion to all territories in Europe from
23.00 to 05.00 CET seven days per week, 52 weeks per year.

     In 2000 the 'Private Gold' television channel, broadcasting under Dutch license, from which the Company receives 65% of gross profit successfully launched in Hungary on the HCA Cable Association platform and in Hungary and Slovakia on the UPC networks. 'Private Gold' also secured an international satellite feed on the AMOS

1 satellite which paves the way for further expansion to all territories in Europe from 24.00 to 04.00 CET seven days per week, 52 weeks per year. A second satellite feed, on the ASTRA satellite with Cryptoworks encryption, also became available in 2000. ASTRA is the leading satellite system for direct-to-home transmission of TV, radio and multimedia services in Europe. It currently has a fleet of nine satellites and transmits to 22 European countries, with a footprint in 77 million households. With its recent investment in AsiaSat, transmission capabilities now cover three-quarters of the world.

     In the beginning of 2001, an agreement was signed to start distribution of the 'Private Gold' television channel through Canal Digital in Scandinavia, in Sweden, Denmark and Finland, as part of its exclusive joint venture agreement with International Film Productions and Distribution Limited. Canal Digital AS is jointly owned by the French company Canal+ and the Norwegian company Telenor. Canal Digital exists in the Nordic countries and is the leading supplier of digital programs and services in the Nordic region. Canal Digital has more than 1,100,000 card customers and over 700,000 subscriptions to its services in the Nordic region. The goal is to be the leading supplier of customer and transaction services on the Nordic multimedia market. Canal Digital offers more than 60 TV-channels including channels such as: Canal+, CNN, MTV, BBC World, Eurosport, Discovery and all the major Nordic Networks. In addition 20 music channels and interactive services are also offered. Canal Digital's interactive services consist of an electronic programme guide (EPG) and the service KIOSK (22 PPV-channels where film, sport and concerts can be ordered individually, via the viewer's remote control). This infrastructure will soon include interactive advertisement, games and other new exciting services that can be connected to the existing database.

     In the beginning of 2001, the 'Private Gold' and 'Private Blue' television channels got contracted for Latin America by Pramer S.C.A. Pramer S.C.A. is the largest company in Latin America dedicated to producing, distributing and commercializing content for pay-TV. Pramer will be responsible for the satellite distribution, advertising and commercialization of the Private Blue and Private Gold signals in all of Latin America. The channels will be available to all Latin America's 15 million DTH and cable subscribers.

     In addition to the expansion of the TV-Channels Private Gold and Private Blue, other agreements concerning broadcasting of the Company's content were signed in 2000 including agreements with media[netCom], Playboy and CANAL+.

     A new agreement for distribution of Internet driven video-on-demand on broadband via the media[netCom] AG network was entered into in 2000. The Company, through its local German distributor VPS-Film Entertainment, and media[netCom] AG from Germany agreed to start distribution of video-on-demand from Private's gigantic video library via broadband to media[netCom] AG's customer base of local networks for further distribution to the end consumer. The thirty-month agreement calls for Private to provide content for the entertainment service and media[netCom] AG will market the service to its customer base of local networks. media[netCom] AG will also encode, store and stream the entertainment through its network via broadband to local networks. media[netCom] AG is also extending its existing digital Parental Control feature to enable subscribers to prevent access to movies according to ratings, or to block access to the entire content library for any specific period of time. media[netCom] AG is listed on the Neuer Markt and the agreement is based on a split system.

     The agreement with Playboy is a two year Motion Picture Output Licensing Agreement, where Private will supply Playboy Entertainment Group, Inc. with film content for Playboy's television networks throughout the Americas. According to the agreement, Playboy will receive the exclusive rights to broadcast Private's content on their networks while paying an undisclosed amount over the 24-month period of the agreement.

     The Company also signed agreements with Canal Plus to supply film content for Canal Plus's television networks throughout Europe. Canal Plus will receive the exclusive rights to broadcast 75 titles from Private's library on their networks while paying an undisclosed amount. The territories included are France, French speaking Belgium, Benelux, Scandinavia, Spain and Italy. CANAL+ is Europe's largest Pay-TV operator with 14 million subscriptions to its different offerings and 4.3 million digital subscribers. CANAL+ is also Europe's first thematic channel provider with 25 channels and a presence in 14 countries, the third largest holder of audiovisual rights worldwide as well as a leading international supplier of digital TV technology. CANAL+ is part of the Vivendi Universal Company, Vivendi (Paris Bourse: EX.FP), Canal+ (Paris Bourse: AN.FP) and The Seagram Company Ltd. (NYSE: VO)". Vivendi is one of Europe's leading media and telecommunications companies, providing a broad range of communications, entertainment and educational services, including fixed line and mobile telephony, Internet services, film production and publishing. The company is also a leading global provider of environmental management services.

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

     Private currently maintains staff of 31 full time Internet employees and has invested heavily in state-of-the-art computer and communications infrastructure.

     In view of the Company's strategic position, Private launched its initial site www.private.com on the Internet in 1997. This site is now one of the Internet's most visited destination sites. Taking full advantage of the technological capabilities of the medium, the private.com site contains several editorial features from the Company's magazines and select photos from various pictorials. The Company's site also promotes and sells the product range: DVD's, magazines, videos, CD-ROMs and collections. The Company also increased its investments in its Internet division by adding new hardware and a satellite connection to the backbone of the Internet in the U.S. in order to administer increased traffic to the private.com site. The new hardware and software are of the latest technology, which may also help attract additional advertisers to this site and its two new proprietary sites, privatecinema.com and privatelive.com, by providing an opportunity to target a focused market from underdeveloped related sites.

     Private.com, which represents over 200,000 Web pages, is currently generating a traffic of approximately 3,100,000 unique visitors per month and more than 207,000,000 requested pages per month. Currently, the members' area is yielding up to 150 new members every day paying a yearly fee of $149.95 or $29.95 for one month and as of April 6, 2001 there were over 14,000 active members of private.com. In 2000 www.private.com won the "Award du X" at the
                                ---------------
Erotic Trade Fair in Brussels, Belgium. The mailing list of the WWW Club exceeds 800,000 addresses and there are approximately 2000 new addresses per day added to the list.

     Members at private.com are allowed to view thousands of pictures on the site. Major attractions include x-files, pictures designed in new formats, such as photo sets with pictures never shown before, slide shows and search engines. The site is constantly updated with new material and the full archive of every Private magazine that has ever been published and clips from all Private videos. The Company estimates that Club membership enables it to give its customers more than $5,000 of product value for a $149.95 membership fee.

     In 1999 the Company opened two new Web sites, www.privatecinema.com and www.privatelive.com, to provide on-line Internet access to proprietary videos and live adult entertainment. The Company believes that as of today it has the capacity and the best technology available to distribute movies via satellite link in this fast growing market. The system transmission for privatecinema.com provides users with all of the Company's video and film titles available. These videos are edited and cut into 10 and 12 minute stories. The prices range from $19.95 for a monthly subscription to $49.95 for an annual subscription.

     Privatelive.com sells access to live adult entertainment at a billing rate of $29.95 for a monthly subscription. This service is also included in the membership of Private.com.

     The Company's proprietary sites, www.private.com, www.privatelive.com and www.privatecinema.com, take advantage of the Company's development of a user-friendly streaming video application which is fully browser compatible and does not require any plug-in applications. Offering high quality video-on-demand, this software gives the Company a distinct competitive advantage. All the sites are handled by servers connected to a full optic redundant DS3 connection into the Internet's MaeEast backbone in Washington, D.C. In 2000 the Company contracted the services of Directrix powered by Akamai Technologies Inc., a provider of Internet content delivery, streaming media, and itvmedia.com, a Swiss based provider of encoding and digital media solutions. The services provide a complete, high-performance approach to delivering streaming content over the Internet. Using this delivery solution, the Company will be able to provide an optimal Web experience for its customers.

     Private utilizes direct marketing of all of its products by e-mail, with a current e-mailing list of 800,000 addresses. The Company also has direct links from its DVD and CD-Rom products to its Internet sites, where such products can quickly be updated.

     The Company utilizes a SecureWebPay (Verisign) application which allows the processing of credit card transactions whereby the credit card is checked on the fly while sharing databases with financial institutions. Being socially aware and sensitive to government restrictions and recommendations, the Company has in place a well known protection program for minors which can be controlled by adults to limit access to the Company's Web sites.

Licensees

     The Company licenses the right to use its trademarks and photo and video library to third parties, such as the owners of the following Web sites: privategold.com, privatechannels.com sexclub.sex.se, privateusa.com, private.com.ar, private.com.au, maxs.se and clubx.com.au, which are either licensees or independent distributors.

     In December 1997, Milcap Media Limited entered into an Internet license agreement with Cyber Entertainment Network, Fort Lauderdale, Florida (CEN), whereby CEN, which is in the business of developing and operating various Web adult sites, was granted use of the Web site privategold.com. The Company provides the site with adult images and videos and is entitled to receive a percentage of the gross revenues from fees collected with the sale of memberships to the site. The current revenue stream to Private exceeds $160,000 per month, an increase of 100% over 1999, with the number of unique visitors per day as of January 2001 estimated at 350,000.

     In addition, 20 other licensed sites, including www.maxs.se, maxs.dk, clubx.com.au, privateusa.com, private.com.br and private.com.ar, together receive an estimated 25,000 unique visitors per day. Further, an additional 400 virtual shops selling the Company's product catalog, including dvdempire.com, vdworld.co.uk, gatas.com.br, adultcatalog.com, adultzine.com, sextoys.com, sexmachine.ch, dragon.ca and adultvideos-d.com eroticashop.com, are estimated to reach hundreds of thousands unique visitors per day.

     More than 10 million unique visitors are browsing Private content on the world wide web (WWW) on a daily basis.

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

     The Company is also exploring the growth of international language portals where joint venture agreements will be signed with the most important companies. The first agreement was signed with Proel S.A., a Spanish-based Internet Service Provider that specializes in the design, maintenance and management of electronic publications served online through the Internet. The exclusive agreement allows that two new Internet domain addresses, www.privatehispano.com and www.privateportugues.com, in the Spanish and Portuguese languages respectively, will be accessed from Proel's impending Internet portal, www.inicia.com, to the Spanish and Portuguese speaking world in Europe, Latin
--------------
America and the USA. The Company secured the exclusive adult link on the www.inicia.com portal as the Company could guarantee complete, fully-
--------------
interactive Web services with legal and worldwide copyright.

     Internet sales in 2000 increased by 206% to SEK 50.7 million with a net income of 46% of sales.

The Future

     The Company believes that Internet sales and marketing programs presently in place, or expected to be implemented in the near future, will allow Private to continue to increase Internet sales. Private will continue to develop and implement new product and marketing innovations designed to make Private the leading purveyor of adult entertainment on the Internet. Private intends to continue to capitalize on its extensive library and brand loyalty established
over many years.   In addition, the Company is evaluating strategic alliances and potential acquisitions of Internet related companies to augment growth. Because of the privacy of the Internet, it is uniquely suited for the sales and marketing of Private's adult entertainment products and in view of this Private anticipates that the Internet market will continue to provide a significant source of revenue in 2001 and beyond.

     The Company believes that broadband access will increase the demand for its content. The Company is set to capitalize on the latest developments in high-speed broadband delivery. A new site is under development, www.privatespeed.com, and will be publicly launched during the second quarter 2001. In the fourth quarter of 2000, Excite@Home's worldwide residential broadband subscriber base grew to 2,956,000, up 157% from 1,148,000 in December 31, 1999. Overall, nearly 12 million home Web users accessed the Internet with a high-speed connection in December 2000, as compared to 5 million people in December last year. A study by The Strategis Group, predicts a broadband market of 36 million subscribers in 2005.

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

The Private Collection

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

     In 1999, the ownership of PCI was transferred to Doc Johnson Enterprises, California, USA. Under the new ownership the Company's agreement with Private Collection was renegotiated. Under the new five-year agreement, Doc Johnson Enterprises has the exclusive worldwide right of manufacture, distribution, sub-contracting, marketing, advertising and promotion of a range of adult novelty products under the brand name 'The Private Collection'. Private Media Group will, in turn, receive royalty income on a quarterly basis, incorporating a guaranteed minimum royalty effective from the second year of the agreement.

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

     Under the terms of the agreement, Doc Johnson Enterprises agrees to maintain the high standards of quality for which Private and Doc Johnson have become renowned, to market 'The Private Collection' with a pricing policy similar to that of comparable merchandise under the Doc Johnson brand name and to do its utmost in ensuring that the Private and Doc Johnson brands are products which will co-exist in the market by using a suitable marketing strategy. Private Media Group will promote 'The Private Collection' through its diverse range of media products and services.

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

     In May 1998 the Company entered into a Letter of Intent with Mr. Danny Cook and Ms. Quamilla Carlsson, two fashion designers d/b/a Zabata Clothing, Los Angeles, California. Subject to the terms and conditions of a definitive agreement, the Company was to grant to the designers, the non-transferable and exclusive license to use the trademarks in connection with the manufacturing, distribution and marketing of their collection. At the same time, the Company was to acquire all of the assets of Zabata Clothing and enter into a joint
venture to form a new entity to pursue a new clothing business.   In March 1999
a definitive agreement was concluded among the parties, which instead provided for Private Circle, Inc. to be formed as a separate entity financed by the Company, with the designers maintaining responsibility for its day to day operations and design and creative issues. The Company thereafter retained an option to take over 100% of Private Circle, Inc's shares at nominal value, thus becoming the sole owner of the business. In April 2001 the Company entered into an agreement with an unrelated third party to sell its interest in Private Circle, Inc.

     The Private Circle collection is currently sold nationwide in the US and Canada and can be found in boutiques such as: Canal Jeans NY, The Rag Factory LA, Untitled in Chicago, Divine Stores in Canada and Bal Palacia Department Stores in Mexico. Furthermore, many bands have been seen sporting the Private Circle Collection including: N'Sync, No Doubt, Massive Attack and Orgy. Private Circle has recently been featured in the press in: FHM Magazine, The Face UK as well as The New York Post.

     Los Angeles based Private Circle made its debut at the 1998 Cannes Film Festival in France in front of an audience of over two thousand people. Working hard to create a truly unique line that is 'funky' yet wearable, designer Qamilla Carlsson and partner Danny Cook have created a completely diversified line where 'funk' and function meet. Private Circle embraces a versatile line that offers something for everyone. Focusing on men and women between the ages of 18 - 30, Private Circle designs for confident, independent and creative individuals who have a flair of their own. The garments are unique, though simple enough to give the individual wearing them an opportunity to create his/her own personal style.

STRATEGIES

General

     To capitalize on its international name recognition and extensive high quality media library, the Company continues to increase its international product marketing activities, specifically targeting growth for its New Media Division including: DVD, Internet and Broadcasting. The Company's marketing strategy is to license and/or distribute its high-quality content worldwide on any profitable media through the expansion of traditional distribution channels, the formation of strategic alliances and joint-ventures, the setting up of proprietary local distribution and by aggressively exploiting the Internet market. The Company is in particular aiming to exploit the broadband technology for the Internet in order to distribute its high quality content library directly to the consumers without having to go through the chain of distribution it traditionally uses for DVD, Videos and Magazines. The Company believes that the broadband technology will bring exceptional growth to both revenue and improved margins. Additionally, the Company licenses its trademarks for use on various consumer products, such as apparel, trendy street-wear and accessories, cosmetics and beverages. The Company's business and operating strategy is designed to provide strong revenue growth and increase profitability by improving the performance of its content, launching and/or acquiring additional publications and developing other ancillary revenue streams, either proprietary or under license agreements, in order to better capitalize on its internationally recognized brands, the extensive high quality media library and efficient operations.

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

Marketing

     By using its core publications as platforms for launching new "spin-off" publications, the Company has efficiently developed and produced a diverse and profitable portfolio of highly-specialized adult publications. The Company believes that it has a competitive advantage as a result of its editorial staff's ability to identify potential markets for new publications, and the Company's ability to gain access to newsstand distribution channels has enabled its new publications to become better established in several new markets. In relation to the video distribution the strategy is to increase sales by obtaining a leading position in the DVD market from the start, increase sales of sell-through cassettes on a worldwide basis and to launch additional labels in order to increase profits. Furthermore, in relation to video distribution, the Company is aggressively expanding into the new digital broadcasting market with its content, see "Broadcasting".

Internet

     On an ongoing basis the Company continues to deploy substantial human and financial resources into developing and augmenting its Internet operations. For this purpose the Company has hired highly qualified people and set up a separate division. The prime objective of this division is to offer the most unique services and best content available on the Web, in particular via broadband video-on-demand through its new Web-site privatespeed.com. The Internet division offers the Company's products and services both through its own sites and through other companies in the Internet marketplace. The Internet division is already a strong revenue provider and the Internet strategy is to ultimately compete with home video viewing and publishing, see "Internet Services".

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

DISTRIBUTION METHODS, PRICE POLICIES AND PIRACY PROBLEMS

Distribution Methods and Price Policies

a. National Newsstand Networks

   The distribution of magazines, videos and DVDs is based on an agreed allocation, VAT excluded, based upon the cover price between the Company and the National Newsstand Network.

   Advantages

   Distributors are reliable; they have solid companies and are most reliable; they also generally pay on time. This distribution method is also a very good instrument when the Company wants to run statistics on sales, as it can get a good input on the situation regarding every local market. As far as magazines are concerned, this type of agreement can allow the distribution of the highest volume of copies in a specific market. As a result of reaching many local retailers and sales points throughout the territories, it also brings the best margin per copy.

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

   For all products, a common disadvantage of this distribution method is that the conditions of payment are in general quite long, i.e. between 90 and 180 days, however, the distributors are credit worthy and pay punctually.

b. Wholesalers

   Advantages

   For magazines, videos and DVDs, this is the traditional way of distribution and in some territories also the only possible way of distribution; it is a satisfactory form of sale from a cash flow point of view, because the conditions of payment are 0-30 days. Another advantage, as far as magazines are concerned, in comparison with the National Newsstand Networks, is that the Company does not get any returns with this kind of distribution. As for CD-Roms, this is the best system to ensure the highest possible end-user price.

   Disadvantages

   As far as magazines DVDs and videos are concerned, this method gives the Company less control of the distribution within the territories, resulting in overflow into other territories; it also gives it a lower margin per copy, in comparison with the National Newsstand Networks.

c. Licensees

   The sale of magazines to licensees is based on an agreed allocation of the cover price, after the distributors' variable costs, such as printing and color separations. Videos and are sold through licensees on an agreed allocation after the distributors industrial costs.

   Advantages

   For magazines, this is a very cash-flow efficient way of distributing, as the distributors take all the costs for printing, etc. and the Company only collects the royalties. Logistics are very simple and uncomplicated. As far as videos and DVDs are concerned, licensees know their market well through their own sales force that efficiently covers the shops in the territory and maximizes sales. Concerning DVDs the wholesaler is charged the industrial costs to minimize the Company's cash exposure and thereafter royalties are collected at the point of sale. This enables the wholesaler to always keep plenty of products in stock to service his customers who order very frequently and need delivery within one or two days.

   Disadvantages

   As far as magazines are concerned, a negative effect of this method is that the Company has less control over the printing when it comes to volumes and quality, as this is controlled by the distributors themselves; it gives the Company the lowest margin of all the different distribution methods. For videos and DVDs, this method requires the Company to wait longer for receiving its margin.

d. Wholesalers of Back Catalogue Magazines

   Advantages

   With this distribution method, the Company has the possibility to sell all the returned products received from the distributors in the National Newsstand Networks. As the Company can use a different price policy on the Back Catalogue, it is able to sell the magazines at a lower price, enabling the marketing division to operate in territories with a less developed economy, i.e. emerging markets.

   Disadvantages

   As this method is often used in developing countries, it can be labor intensive to work with and payments are slow.

e. Internet

   Advantages

   This way of distributing increases the total sales points in every area as a result of the customer accessing the products easier. It creates an in-house customer base, and gives the Company a high price and margin per product sold, averaging 60% in 2000. This is the ultimate way of distributing the Company's products.. Apart from sales of the products via mail order, there is an opportunity to sell parts of the videos for the customer's demand, i.e. pay-per-view. The customer gets an option to preview samples of the videos, and then purchase the actual video. See "Internet Services". As far as DVD's are concerned, this a rapidly growing market, as consumers on the Internet are very likely to have DVD playback capabilities.

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

     Very unfortunately, when it comes to the piracy problems in the Eastern States of Europe there is not much that can be done, except for acceptance of the situation. Also in regards to mail order, it is very difficult to control what is actually happening. Most of these piracy situations are handled by the Company's legal counsel who attempt to resolve them or litigate, on a case-by-case basis. When it comes to the Internet, one solution could be the appointment of so called "Web Police", one for each territory. Private believes that it faces less piracy than other competitors. Piracy activity is most pervasive with regard to the distribution of videos. However, Private's distributors distribute a vast array of products, including CD-Roms, DVD's and adult novelty products. Private believes that its distributors are less likely to engage in video piracy as this would jeopardize their distribution of the entire line of distributed Private products.

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

Video & DVD

     The production and distribution of video, DVD and cable television products are highly competitive, as each competes with the other as well as with other forms of entertainment. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of basic cable, satellite and pay television services now available. Revenues for motion picture entertainment product depends in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. There is strong competition throughout the adult video industry, both from adult video producers and from independent companies distributing amateurish material.

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

     Management believes that none of its competitors have larger worldwide distribution or have greater financial resources than the Company. The closest competitors are U.S. producers such as VCA Pictures or Vivid Film; smaller competitors are Wicked Pictures, Evil Angel Productions or Metro Global Media Inc., but all these competitors have a distribution in the U.S. market, while they are relatively less well represented worldwide.

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

EMPLOYEES

     As of March 1, 2001, the Company (including its subsidiaries) employed 120 people on a full-time basis.

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

     The photographers and producers consist of freelancers who generally are paid on a per-assignment basis. The Company has entered into agreements with certain photographers or movie directors and writers under which such people have agreed to provide their services to the Company on an exclusive basis, generally for a period of one to three years.

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

     The right to distribute adult videocassettes, magazines and DVD products is protected by the First and Fourteenth Amendments to the United States Constitution, which prohibit Congress or the various states from passing any law abridging the freedom of speech.

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

     In February 1996, U.S. Congress passed the Telecommunications Act (the "Act). Certain provisions of the Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to nonsubscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Act ("Section 505") is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding, or to restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Act are significant and include fines and imprisonment. Surveying of cable operators and initial results indicate that most will choose to comply with Section 505 by restricting the hours of transmission. Management believes that the Company's revenues will be marginally materially adversely affected as a result of enforcement of Section 505. In addition, as digital technology (which is unaffected by Section 505) becomes more available, the Company believes that ultimately the impact will be insignificant.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Leases

     During 1997, the Company relocated its principal administrative and operating offices from Stockholm, Sweden to Barcelona, Spain. The Barcelona facility houses the Company's administrative, editorial and operational offices, the data center, customer service, and some of the warehouse and fulfillment facilities. With the acquisition of the French distributor at the end of 1997, the Company also inherited some office space in Paris, France. Currently, the Company leases office space in Barcelona, Knegsel and Paris.

     Since May 27, 1997, Milcap Media Group S.L. is lessee under an initial 5-year lease representing its operating corporate office. The lease is effective from the May 27, 1997 (2d floor), November 1st, 1997 (1st floor) and October 3rd, 1997 (roof-surface for Internet satellite antennas) and represents approximately 1,300 square meters of corporate headquarters space located at Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain. Average monthly base rental expense is approximately $13,400. The rent expense is being charged to operations on a straight-line basis over the extended term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses. The majority of this space is used by all of the Company's operating groups, primarily for post production.

     Private Benelux (formerly known as Extasy B.V.), is lessee under a lease which is effective until July 31, 2006 (de Dintel 20) and July 31, 2008 (de Dintel 18) located in Knegsel, the Netherlands. Average monthly base rental expense is approximately $2,716. The rent expense is being charged to operations on a straight-line basis over the extended term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses. The majority of this space is used for operating the Company's distribution in the Benelux countries.

     Private France S.A. is lessee under an expired term lease, which is now currently month-to-month, for approximately 50 square meters of corporate headquarters space located at 17, rue Charles de Gaulle - 78680 Epone, France. Subsequent to the term of the lease, the average monthly base rental expense is approximately $1,001. The rent expense is being charged to operations, on a monthly basis. Private France S.A. also leases space for its warehousing facilities at RD S.L., B.P 2 - 28410 Saint-Lubin-de-la-Haye, at a price of $41 per pallet per month (the quantity of pallets varies from month to month).

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

     On December 20, 1999, Milcap Media Limited received an official decision from the Tax Authority with a statement that the Tax Authority has arbitrarily assessed Milcap Media Limited for the tax years mentioned above for a total amount of SEK 150,000,000, which is not based upon the actual financial results of Milcap Media Limited. The effective tax on the arbitrary assessment will amount to around SEK 42,000,000 plus fines amounting to SEK 16,800,000. In addition interest is payable on those amounts. However, Milcap Media Limited is in the process of appealing the assessment to the Administrative Court in Stockholm. The final outcome of the appeal is expected to take several years and the Company has asked for a postponement of payment of the taxes and fees until the case is settled. No final decision has been given.

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

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For the Company's Common Stock

     The Common Stock of the Company has traded on the Nasdaq National Market since February 1, 1999 under the symbol "PRVT". Prior thereto the Common Stock
traded on the NASD, Inc. OTC Bulletin Board since March 29, 1996.   The
following table sets forth the range of representative high and low bid prices for the Common Stock for the periods indicated, as reported by the NASD, Inc. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                  High             Low
                                ---------        --------
Fiscal 2000:
First Quarter                   $13              $5 13/16
Second Quarter                  $12 5/8          $8 3/16
Third Quarter                   $10 1/8          $5 3/8
Fourth Quarter                  $10 15/16        $5 3/4

Fiscal 1999:
First Quarter                   $4 7/8           $3 7/16
Second Quarter                  $8 15/16         $4 1/16
Third Quarter                   $6 13/16         $3 15/16
Fourth Quarter                  $6 1/2           $4 1/2

     On April 6, 2001, the closing price of the Common Stock was $6 13/16 per share. On April 6, 2001, the Company had approximately 600 holders of record of its Common Stock. Record ownership does not reflect the number of beneficial owners who hold Common Stock through brokers in "street name."

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

Stock Dividend

     The Company implemented a 3:1 stock dividend whereby each holder of record of Common Stock on May 30, 2000, received two additional shares of Common Stock for each share owned on the record date. Corresponding adjustments have been made to the Warrants and Options outstanding on the record date as well as the Series A Preferred Stock to reflect conversion and the dividend distribution. Accordingly, all share and per share values reflected have been adjusted to give effect to the stock dividend.

Stock Repurchase

     During 2000 the Board of Directors authorized the Company to repurchase of up to 10% of its outstanding Common Stock. The Company anticipates that share repurchases will be made from time to time in the open market. There is no time limit placed on the authorization.

Transfer Agent

     The transfer agent and registrar for the Common Stock is InterWest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

Miscellaneous

     In July, 2000, the Company was added to the Russell 2000 and 3000 Index.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

In connection with the preparation of the Company's 2000 annual financial statements, management of the Company has determined that the previously issued 1996, 1998 and 1999 financial statements required restatement. The previously issued financial statements have been restated to reflect (i) increases in previously reported income tax expense in both years related to certain intercompany contractual arrangements which affect the character and amount of taxable income reported in certain countries, (ii) increased revenues, operating expenses and interest expense in both years as a result of the consolidation of two companies, Private Circle, Inc. and Viladalt S.L., of which the Company may be deemed to control, (iii) to recognize additional compensation expense in the 1999 year for stock options granted to a part-time officer who is also a consultant, and (iv) to give effect to additional income tax expense in 1996 related to certain errors in the calculation of deductible allowances recorded by the Company's Spanish subsidiary in its 1996 income tax return which were disallowed upon completion of a subsequent examination by Spanish taxing authorities.

     Accordingly, the consolidated financial statements for the years ended December 31, 1996, 1998 and 1999 have been restated as described in Note 3 to the accompanying 2000 Consolidated Financial Statements. All amounts and percentages in the following discussions reflect the effects of such restatements.

2000 compared to 1999

  Results of Operations

     Net sales. The Company reported net sales of SEK 258.1 million for the year ended December 31, 2000, which, compared to net sales of SEK 175.4 million (restated) for the year ended December 31, 1999, represents an increase of SEK
82.7 million, or 47.1%. The increase was mainly attributable to the Broadcast, DVD and Internet sales, offset by decreases in CD-Rom, miscellaneous and magazine sales. The acquisition of Extasy B.V. also added SEK 9.7 million to net sales for the period. Sales of videos increased slightly during 2000. Broadcast sales for the year ended December 31, 2000 increased 467% to SEK 17.4 million and DVD sales for the year ended December 31, 2000 increased 498% to SEK 50.2 million. The Company's 1999 release schedule for DVDs included eighteen titles and during 2000 the Company released 83 titles including both new and back-catalogue material. During the year 2001 the Company is planning to release 50 new titles and 50 back-catalogue titles. Internet sales increased 206% to SEK
50.7 million compared to the year ended 1999. The management believes that the growth in DVD, Internet and Broadcast sales will continue in 2001 and 2002. During 2000 the total new media division sales, including DVD, Internet and Broadcast sales, increased SEK 90.3 million, or 322%, to SEK 118.3 million compared to the year ended 1999.

     Cost of Sales. The Company reported cost of sales of SEK 98.8 million for the year ended December 31, 2000, which, compared to cost of sales of SEK 84.6 million (restated) for the year ended December 31, 1999, represents an increase of SEK 14.1 million, or 16.7%. The gross profit for the year ended December 31, 2000 was SEK 159.3 million, or 61.7% of net sales, which compared to gross profit for the year ended December 31, 1999 of SEK 90.8 million, or 51.8% of net sales, represents an increase of 9.9% in the gross profit margin. The increase is the result of product mix with better margins on Broadcast, DVD and Internet sales.

     Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 96.9 million for the year ended December 31, 2000, which, compared to selling, general and administrative expenses of SEK 65.7 million (restated) for the year ended December 31, 1999, represents an increase of SEK 31.2 million, or 47.5%. The increase was primarily attributable to the Company's investment in Internet related activities and the start-up of DVD. The investment expenses associated with Internet and DVD activities are expected to continue in 2001.

     Interest expense. The Company reported interest expense of SEK 1.8 million for the year ended December 31, 2000, which, compared to interest expense of SEK
2.7 million (restated) for the year ended December 31, 1999, represents a decrease of SEK 0.9 million. The decrease is the result of lower average short-term borrowings outstanding in 2000 compared to 1999.

     Income taxes. The Company reported income tax expense of SEK 10.7 million for the year ended December 31, 2000 as compared to an income tax expense of SEK
3.9 million (restated) for the year ended December 31, 1999. The increase of SEK
6.8 million is primarily attributable to more of the Company's profits being recorded in tax jurisdictions where there is a higher corporate tax than compared to other tax jurisdictions.

     Net income. The Company reported net income of SEK 53.0 million as compared to SEK 19.6 million (restated) for the year ended December 31, 1999. The increase in net income in 2000 of SEK 33.4 million, or 170.9% was primarily attributable to increased sales and higher margins on the new media division products.

  Liquidity & Capital Resources

     The Company reported a working capital surplus of SEK 140.5 million for the year ended December 31, 2000, an increase of SEK 41.7 million compared to the year ended December 31, 1999. The increase is principally attributable to increased accounts receivable related to increased sales and increased inventories and prepaid expenses and other current assets.

     Net cash provided by operating activities was SEK 68.4 million for the year ended December 31, 2000 and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 53.0 million and the adjustments to reconcile net income to net cash flows from operating activities, representing, stock-based compensation of SEK 0.2 million, amortization of goodwill of SEK 1.6 million, amortization of photographs and videos of SEK 31.6 million and depreciation of SEK 7.9 million offset by deferred taxes of SEK 0.6 million, provided a total of SEK 93.7 million. The total of SEK 93.7 million was then primarily reduced by the increases in trade accounts receivable, inventories and prepaid expenses and other current assets totaling SEK 71.3 million, offset by SEK 46.0 million from related party receivable, accounts payable trade, income taxes payable and accrued other liabilities. Net cash provided by operating activities was SEK
24.1 million (restated) for the year ended December 31, 1999. The increase in cash provided by operating activities in 2000 compared to 1999 is principally the result of net income and adjustments to reconcile net income to net cash flows from operating activities.

     Net cash used in investing activities for the year ended December 31, 2000 was SEK 71.1 million. The investing activities was principally investment in library of photographs and videos of SEK 51.9 million which was carried out in order to start up DVD sales, increase content quality and maintain the 2000/2001 release schedule. In addition to investment in library of photographs and videos, SEK 10.9 million was invested in capital expenditures, SEK 0.9 million in asset held for sale and SEK 6.7 million in investment in other assets. The increase over the comparable twelve-month 1999 period was principally due to increased investments in library of photographs and videos, capital expenditure and investments in other assets.

     Net cash provided by financing activities for the year ended December 31, 2000 was SEK 10.5 million represented by SEK 11.7 million from conversion of warrants and an increase in short-term borrowings of SEK 0.2 million on the line of credit offset by repayment on long-term borrowings of SEK 1.4 million. The decrease over the comparable twelve-month 1999 period was primarily due to lesser conversions of warrants.

1999 compared to 1998 (restated)

  Results of Operations

     Net sales. The Company reported net sales of SEK 175.4 million for the year ended December 31, 1999, which, compared to net sales of SEK 166.3 million for the year ended December 31, 1998, represents an increase of SEK 9.1 million, or 5.5%. The increase was mainly attributable to DVD and Internet sales, offset by a decrease in CD-Rom and video sales. Sales of magazines remained approximately the same in 1999 as in 1998. DVD sales for the year ended December 31, 1999 was SEK 8,4 million and should not be compared with the twelve-month 1998 period since the Company released only a few titles in 1998 and the market was not ready. The main part of the DVD sales took place during the three months ended December 31, 1999. The Company's 1999 release schedule for DVDs included eighteen titles and during 2000 the Company is planning to release 50 new titles and 50 back-catalogue titles. Internet sales increased 185% to SEK 16.6 million compared to the year ended 1998. The increase in Internet sales compared to the year ended 1998 was particularly apparent in the three months ended December 31, 1999, where it increased 249% compared to the the same period in 1998. The management believes that the growth in DVD and Internet sales will continue in 2000. The net sales reported does not include revenue from the agreements made and announced during 1999 concerning Penthouse/Private co-production and distribution and the UK licensing of the magazines Private Life and Private Style. Net sales arising from the agreements will be reported according to US GAAP.

     Cost of Sales. The Company reported cost of sales of SEK 84.6 million for the year ended December 31, 1999, which, compared to cost of sales of SEK 72.9 million for the year ended December 31, 1998, represents an increase of SEK 11.8 million, or 16.2%. The gross profit for the year ended December 31, 1999 was SEK
90.8 million, or 51.8% of net sales, which compared to gross profit for the year ended December 31, 1998 of SEK 93.5 million, or 56.2% of net sales, represents a decrease of 4.4% in the gross profit margin. The decrease is the result of lower margins on sales from Private Circle and video, and increased amortization of photographs and videos.

     Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 65.7 million for the year ended December 31, 1999, which, compared to selling, general and administrative expenses of SEK 53.7 million for the year ended December 31, 1998, represents an increase of SEK 11.9 million, or 22.2%. The increase was primarily attributable to the Company's investment in Internet related activities and Private Circle, the start-up of DVD production and the introduction of the Company on Nasdaq National Market. The investment expenses associated with Internet activities are expected to continue in 2000. The increase of selling, general and administrative expenses in 1999 compared to 1998 was considerably less than that of 1998 compared to 1997 and management believes that the increases seen over the past years have leveled out and except for the investment expenses associated with Internet activities, increases for 2000 will be less.

     Interest expense. The Company reported interest expense of SEK 2.7 million for the year ended December 31, 1999, which, compared to interest expense of SEK
0.7 million for the year ended December 31, 1998, represents an increase of SEK
1.9 million. The increase is the result of higher average short-term borrowings outstanding in 1999 compared to 1998, partially offset by reduced long-term borrowings.

     Income taxes. The Company reported income tax expense of SEK 3.9 million for the year ended December 31, 1999 as compared to an income tax expense of SEK
4.4 million for the year ended December 31, 1998. The decrease of SEK 0.5 million is primarily attributable to less of the Company's profits being recorded in tax jurisdictions where there is a higher corporate tax than compared to other tax jurisdictions.

     Net income. The Company reported net income of SEK 19.6 million as compared to SEK 35.1 million for the year ended December 31, 1998. The decrease in 1999 net income was primarily attributable to increased cost of sales and general and administrative expenses offset by increased sales.

  Liquidity & Capital Resources

     The Company reported a working capital surplus of SEK 98.8 million for the year ended December 31, 1999, an increase of SEK 33.2 million compared to the year ended December 31, 1998. The increase is principally attributable to increased accounts receivable related to increased sales and increased inventories and prepaid expenses and other current assets.

     Net cash provided by operating activities was SEK 24.1 million for the year ended December 31, 1999 and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 19.6 million and the adjustments to reconcile net income to net cash flows from operating activities, representing amortization of photographs and videos of SEK 29.4 million, depreciation of SEK 2.9 million and deferred taxes of SEK 0.1 million, provided a total of SEK 52.9 million. The total of SEK 52.9 million was then primarily reduced by the increases in trade accounts receivable, related party receivable, inventories, prepaid expenses and other current assets and accrued other liabilities totaling SEK 32.5 million, offset by SEK 3.7 million from accounts payable trade and income taxes payable. Net cash provided by operating activities was SEK 35.0 million for the year ended December 31, 1998. The decrease in cash provided by operating activities in 1999 compared to 1998 is principally the result of changes in operating assets and liabilities in 1999.

     Net cash used in investing activities for the year ended December 31, 1999 was SEK 39.7 million. The investing activities was principally investment in library of photographs and videos of SEK 33.7 million which was carried out in order to maintain the 1999/2000 release schedule. In addition to investment in library of photographs and videos, SEK 5.3 million was invested in capital expenditures and SEK 2.7 million in other assets offset by SEK 2.0 million from asset held for sale. The increase over the comparable twelve-month 1998 period was principally due to increased investments in other assets.

     Net cash provided by financing activities for the year ended December 31, 1999 was SEK 18.9 million represented by SEK 21.8 million from conversion of warrants, offset by a decrease in short-term borrowings of SEK 1.3 million on the line of credit and repayments on long-term loans of SEK 1.6 million. The increase over the comparable twelve-month 1998 period was primarily due to the conversion of warrants.

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


                                               Position With the
                                               -----------------
Name                            Age          Company or Subsidiary
----                            ---          ---------------------
Directors
---------
  Berth H. Milton............   45   Chief Executive Officer, President and
                                      Director

  Bo Rodebrant...............   47   Director

  Robert L. Tremont..........   56   Director


Other Executive Officers
------------------------
and Key Employees
-----------------

  Claes Henrik Marten Kull...   35   Chief Marketing Officer, Private Media
                                      Group, Inc.; Marketing Manager, MMG

  Javier Sanchez.............   39   Chief Operating Officer, Private Media
                                     Group, Inc.; General Manager, MMG

  Johan Gillborg.............   38   Secretary and Chief Financial Officer,
                                     Private Media Group, Inc.; Chairman,
                                     Private France S.A.; Chairman, Private
                                     Benelux; Chief Financial Officer and
                                     Administrator, MMG

  Ad Heesbeen................   46   Managing Director of Private Benelux
                                     B.V.

   Jean-Pierre Michel........   46   Managing Director of Private France S.A.

     The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers or key employees of the Company:

Berth H. Milton was appointed to the Board of Directors in February 1998 in conjunction with the beginning of the final phase of due diligence process related to the acquisition of the Milcap Group by the Company in June 1998, and was the Corporate Secretary from June 1998 until February 1999. In February 1999 Mr. Milton was appointed Chairman of the Board and Chief Executive Officer of Private. Mr. Milton is one of the most well known and reputable figures in the industry, has been Administrator of MMG since its inception until June 2000 and has been acting as an advisor to the Milcap Group since 1991. Mr. Milton is also active in several international industry and real estate projects and developments.

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

Johan Gillborg was appointed as Chief Financial Officer of Private Media Group, Inc. in August 1998 and has been the Chairman and Managing Director of Milcap Publishing Group AB from 1994 until January 2000. During the year 2000 he became Chairman of Private Benelux and Private France. Mr. Gillborg joined the group in 1992 as Marketing Consultant. From 1991 to 1992 he operated his own business which acted as sub-contracting sales force for Securitas Direct of Sweden (together with Mr. Kull). From 1988 to 1990, Mr. Gillborg served as General Manager in the hotel business in the United Kingdom and Portugal. Mr. Gillborg holds a Bachelor's Degree in Business Administration from Schiller International University in London.

Ad Heesbeen has been the Managing Director of Private Benelux B.V. (formerly known as Extasy Video B.V.) since 1989, when he founded the distribution business which was purchased by Private Media Group in 2000. Prior to founding Extasy Video, Mr. Heesbeen was partner in Exclusief Film & Video B.V., a mainstream video distribution company which was founded in 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3 and 5 furnished to the Company covering its 2000 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of the Company's directors other than Bo Rodebrant, officers and beneficial owners of more than 10% of the Company's Common Stock who are identified in the table appearing in Item 11 of this Report did not file Form 5 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer and to the Company's other most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"), for services rendered in all capacities to the Company during the fiscal years ended December 31, 2000, 1999 and 1998. No other executive officer of the Company earned compensation in excess of $100,000 in each of these periods.

                           Summary Compensation Table

                                                    Long Term
                                                  Compensation
                                                     Awards
                                                  ------------
      Name and                         Annual      Securities
Principal Position During   Fiscal  Compensation   Underlying       All Other
     Fiscal 2000             Year    Salary($)     Options (#)   Compensation($)
-------------------------   ------  ------------   -----------   ---------------

Berth H. Milton...........   2000     151,000          ---             ---
President and CEO (1)        1999     151,000       180,000            ---
                             1998     144,000          ---             ---

Javier Sanchez............   2000     150,262          ---             ---
Chief Operating Officer,     1999     150,262       180,000            ---
Private Media Group, Inc.,   1998     143,274          ---             ---
General Manager, MMG.

----------
(1)  Mr. Milton was appointed as the Company's CEO in February 1999.

     In June 1998 Mr. Milton received 525,000 Warrants to acquire Private Common Stock at $1.33 per share in connection with the Company's acquisition of Milcap Media Limited and Cinecraft Limited. See "Business-History".

Option Grants in the Last Fiscal Year

    The following table sets forth certain information at December 31, 2000, and for the year then ended, with respect to stock options granted to the individuals named in the Summary Compensation Table above. No options have been granted at an option price below the fair market value of the Common Stock on the date of grant.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 % of Total
                 Number of        Options/
                 Securities         SARs
                 Underlying      Granted to
                Options/SARs     Employees      Exercise or Base
     Name        Granted(#)    In Fiscal Year     Price($/Sh)       Expiration Date
     ----       ------------   --------------   ----------------    ---------------
Berth H. Milton      -               -                  -                  -
Javier Sanchez       -               -                  -                  -


    The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of the Company held by the Chief Executive Officer and those other executive officers named in the Summary Compensation Table.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities                  Value of
                                                                 Underlying                      Unexercised
                                                                 Unexercised                     In-the-Money
                                                                 Options/SARs                    Options/SARs
                                                              At Fiscal Year End            At Fiscal Year End($)*
                  Shares Acquired                        -------------------------       ---------------------------
        Name       On Exercise(#)  Value Realized ($)    Exercisable/Unexercisable       Exercisable/Unexercisable**
        ----      ---------------  ------------------    -------------------------       ---------------------------
Berth H. Milton          -                  -              135,000        45,000           394,387         131,462
Javier Sanchez           -                  -              135,000        45,000           394,387         131,462


*Based on the closing price of the Company's Common Stock on the last trading day of the fiscal year ended December 31, 2000.

**Weighted average exercise price for vested options only has been used. Unvested options vest quarterly, and the exercise price of the unvested (unexercisable) options is the fair market value of the Common Stock on each vesting date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents certain information as of January 29, 2001, regarding the beneficial ownership of Common Stock by (i) each of the directors and Named Executive Officers of the Company individually, (ii) all persons known by the Company to be beneficial owners of five percent or more of the Common Stock, and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares.

                                                                                  Percent
                                                     Number of Shares          Beneficially
Name and Address (1)                              Beneficially Owned (1)           Owned
-----------------------------------------------   ----------------------      -------------
Berth H. Milton (2)                                     23,653,583                 48.3%

Senate Limited (3)                                       5,025,000                 18.1%
3 Bell Lane, Gibraltar

Chiss Limited (4)                                        4,200,000                 15.1%
3 Bell Lane, Gibraltar

Bajari Properties Limited (5)                            1,875,000                  6.8%
7 Myrtle Street, Douglas, Isle of Man

Pressmore Licensing Limited                              1,875,000                  6.8%
P.O. Box N-341, Nassau, Bahamas

Perrystone Trading Limited                               1,875,000                  6.8%
P.O. Box 171, Providenciales, Turks & Caicos

Solidmark (Gibraltar) Ltd.                               1,875,000                  6.8%
3 Bell Lane, Gibraltar

Churchbury Limited                                       1,776,000                  6.4%
3 Bell Lane, Gibralter (6)

Kingston Finance Ltd.                                    1,875,000                  6.8%
Wickhams Cay, Road Town, Tortola, BVI

Marten Kull (7)                                            352,500                  1.3%

Johan Gillborg (8)                                         232,500                    *

Javier Sanchez (9)                                         165,000                    *

Robert L. Tremont (10)                                       9,000                    *

Bo Rodebrant (11)                                            3,500                    *

All Executive Officers and Directors                    24,470,083                 49.5%
as a group (12)

-------------------
* Denotes less than 1%

 (1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock which may be acquired upon exercise or conversion of warrants, options or Preferred Stock which are currently exercisable or exercisable within 60 days of January 29, 2001, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of the Company, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Includes 21,000,000 shares of Common Stock issuable upon conversion of 7,000,000 of the Company's $4.00 Series A Convertible Preferred Stock and 102,858 shares of Common Stock which have accrued as dividends on the Preferred Stock. Mr. Milton is indirectly the beneficial owner of the 7,000,000 $4.00 Series A Convertible Preferred Stock and 519,725 shares of Common Stock owned of record by Slingsby Enterprises Limited. The amount also includes (i) 1,875,000 shares of Common Stock owned by Bajari Properties Limited, of which Mr. Milton is the sole shareholder, (ii) 135,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o the Company, Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

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

 (6) Jacqueline Baker is the sole shareholder of Churchbury Limited and, therefore, may be deemed to be the beneficial owner of these shares.

 (7) Includes 127,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. Mr. Kull's address is c/o the Company, Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

 (8) Includes 127,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. Mr. Gillborg's address is c/o the Company, Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

 (9) Includes 135,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. Mr. Sanchez address is c/o the Company, Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

(10) Includes 9,000 shares of Common Stock issuable upon exercise of Warrants owned by Mr. Tremont. His address is c/o the Company, Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

(11) Includes 54,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. Mr. Rodebrant's address is c/o the Company, Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

(12) Includes 21,000,000 shares of Common Stock issuable upon conversion of the outstanding 7,000,000 Series A Preferred Stock, 102,858 shares of Common Stock which have accrued as dividends on the Preferred

     Stock, 208,464 shares of Common Stock issuable upon exercise of outstanding Warrants and 590,250 shares issuable upon exercise of outstanding Options under the Employee Stock Option Plan.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

     No Director or executive officer of the Company is related to any other Director or executive officer. None of the Company's officers or Directors hold any directorships in any other public entity. There are currently two outside directors on the Company's Board of Directors.

Related Transactions

     The Company has a short-term loan to an entity controlled by Mr. Milton in the amount of SEK 6,821,000 and SEK 4,515,000 at December 31, 1999 and 2000, respectively. The loan bears interest at the rate of 10% per annum and has no maturity date.

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

     Peach Entertainment Distribution AB, a wholly owned subsidiary of the Company, is a party to an exclusive Distribution Agreement with Sundance Associates, Inc. ("Sundance") which has been in effect since 1995. Robert Tremont, a Director of the Company, is the sole shareholder of Sundance. Under the terms of the Distribution Agreement PED granted to Sundance the exclusive rights to distribute in the United States and Mexico specified products, including magazines, videos, DVDs, CD-ROM's and laser discs. Royalties are paid by Sundance to PED in accordance with an agreed royalty schedule. The Distribution Agreement automatically renews for successive one year terms and is cancelable by either party prior to the end of each one year term. During the 12 month periods ended December 31, 1999 and December 31, 2000 Sundance paid royalties to Milcap of $2,123,564 and $ 2,833,382 respectively.

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

(a)  Documents filed as part of this Form 10-KSB:

1.   Financial Statements
     --------------------

     See Consolidated Financial Statements.

2.   Financial Statement Schedules
     -----------------------------

     See Consolidated Financial Statements.

3.   Exhibits
     --------

     See Exhibit Index.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Registrant in the last quarter of Fiscal 2000.

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

 *10.10 Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

**10.11 1999 Employee Stock Option Plan.

**10.12 Production Agreement dated as of March 29, 1999, by and between Milcap
        Media Ltd. And Pierre Woodman.

**10.13 Final Agreement dated as of March 22, 1999, by and among Private Media
        Group, Inc., Danny Cook and Qamilla Carlsson.

  21    Subsidiaries of the Registrant

  23.1  Consent of Ernst & Young AB
--------------------
* Incorporated by reference from the registrant's Registration Statement on Form SB-2 (SEC File No. 333-62075).

** Incorporated by reference from the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 15, 2001                PRIVATE MEDIA GROUP, INC.


                                      By: /s/ Berth H. Milton
                                         ----------------------------------
                                              Berth H. Milton, Chief Executive
                                              Officer

     In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Name                              Title                       Date
         ----                              -----                       ----

/s/ Berth H. Milton             Chairman of the Board, Chief     April 15, 2001
------------------------------  Executive Officer and Director
    Berth H. Milton

/s/ Johan Gillborg              Secretary, Chief Financial       April 15, 2001
------------------------------  Officer, Chief Accounting
    Johan Gillborg              Officer

/s/ Bo Rodebrant                Director                         April 15, 2001
------------------------------
    Bo Rodebrant

/s/ Robert L. Tremont           Director                         April 15, 2001
------------------------------
    Robert L. Tremont

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Private Media Group, Inc.

We have audited the accompanying consolidated balance sheet of Private Media Group, Inc, and its subsidiaries as of December 31, 2000 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc, and its subsidiaries at December 31, 2000 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.


Stockholm, Sweden
April 10, 2001


Ernst & Young AB
----------------


/s/ Tom Bjorklund
-----------------
Tom Bjorklund

                           PRIVATE MEDIA GROUP, INC.,
                          CONSOLIDATED BALANCE SHEETS


                                                                        December 31,
                                                              -----------------------------
                                                                  2000             2000
                                                              ------------     ------------
                                                                   SEK              USD
                                                                      (in thousands)
ASSETS
Cash and cash equivalents.................................          14,381            1,507
Trade accounts receivable - net (Note 5)..................         116,555           12,218
Related party receivable (Note 15)........................           4,515              473
Inventories - net  (Note 6)...............................          56,677            5,941
Prepaid expenses and other current assets (Note 7)........          29,340            3,075
                                                              ------------     ------------
TOTAL CURRENT ASSETS......................................         221,468           23,214

Library of photographs and videos - net (Note 9)..........         104,183           10,921
Property, plant and equipment - net (Note 10).............          18,150            1,902
Goodwill (Note 4).........................................          15,843            1,661
Asset held for sale (Note 8)..............................          20,976            2,199
Other assets..............................................           7,443              780
                                                              ------------     ------------
TOTAL ASSETS..............................................         388,063           40,677
                                                              ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings (Note 11)...........................             674               71
Accounts payable trade....................................          49,022            5,139
Income taxes payable......................................          21,403            2,244
Deferred income taxes (Note 13)...........................             130               14
Accrued other liabilities (Note 12).......................           9,729            1,020
                                                              ------------     ------------
TOTAL CURRENT LIABILITIES.................................          80,958            8,488

Long-term borrowing (Note 14).............................           4,682              490

SHAREHOLDERS' EQUITY (Note 16)
$4.00 Series A Convertible Preferred Stock.
 Shares authorized -- 10,000,000;
 Shares issued and outstanding -- 7,000,000                           --                --
Common Stock, $.001 par value;                                       8,310              871
 Shares authorized -- 100,000,000;
 Shares issued and outstanding -- 27,750,920
Additional paid-in capital................................          88,127            9,237
Stock dividends to be distributed.........................           6,728              705
Retained earnings.........................................         199,838           20,947
Accumulated other comprehensive income....................            (580)             (61)
                                                              ------------     ------------
TOTAL SHAREHOLDERS' EQUITY................................         302,423           31,699
                                                              ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................         388,063           40,677
                                                              ============     ============

                See notes to consolidated financial statements

                           PRIVATE MEDIA GROUP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                 Years ended December 31,
                                                       ------------------------------------------
                                                            1999            2000          2000
                                                          Restated
                                                       -------------    -----------    ----------
                                                             SEK             SEK           USD
                                                                      (in thousands)
Net sales...........................................         175,426        258,084        27,053
Cost of sales.......................................          84,624         98,770        10,353
                                                       -------------    -----------    ----------
Gross profit........................................          90,802        159,314        16,700
Selling, general and administrative expenses........          65,661         96,878        10,155
                                                       -------------    -----------    ----------
Operating income....................................          25,141         62,436         6,545
Interest expense....................................           2,674          1,799           189
Interest income.....................................             975          3,077           323
                                                       -------------    -----------    ----------
Income before income taxes..........................          23,442         63,714         6,679
Income taxes........................................           3,875         10,705         1,122
Net income..........................................          19,567         53,009         5,557
                                                       -------------    -----------    ----------
Other comprehensive income:
   Foreign currency translation adjustments.........             (98)          (818)          (86)
                                                       -------------    -----------    ----------
Comprehensive income................................          19,469         52,191         5,471
                                                       =============    ===========    ==========

   Net income per share:
Basic...............................................            0.77           1.96          0.20
                                                       =============    ===========    ==========
Diluted.............................................            0.41           1.09          0.11
                                                       =============    ===========    ==========

                See notes to consolidated financial statements

                           PRIVATE MEDIA GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                          Accumu-
                                                                                                          lated
                                                                     Addi-       Stock                     other       Total
                        Common stock        Preferred stock         tional     Dividends                  compre-     Share-
                    ---------------------   -------------------     Paid-in      to be      Retained      hensive     holders'
                      Shares     Amounts      Shares   Amounts      capital   distributed   Earnings      income      equity
                    ----------- ---------   --------- ---------    --------  ------------  ----------   ----------  ----------
                                   SEK                   SEK          SEK         SEK          SEK          SEK         SEK
Balance at
January 1, 1999      24,395,007     8,281   7,000,000         -       2,060         5,642     152,384          336     168,703
Restated
Translation
Adjustment                    -         -           -         -           -             -           -          (98)        (98)
Conversion of
 warrants             1,950,000        16           -         -      21,826             -           -            -      21,842
Stock-based
 compensation                 -         -           -         -       1,000             -           -            -       1,000
Stock dividends         256,859         2           -         -       8,546        (5,642)          -            -       2,906
Stock dividends to
 be distributed               -         -           -         -           -         9,368     (12,275)           -      (2,906)
Net income                    -         -           -         -           -             -      19,567            -      19,567
                    -----------  --------   --------- ---------    --------  ------------  ----------   ----------  ----------
Balance at
 December 31,
 1999                26,601,866     8,299   7,000,000         -      33,432         9,368     159,675          238     211,013
Restated
Shares and
 warrants
 issued in
 acquisition            208,464         2           -         -      27,275             -           -            -      27,277
Translation
Adjustment                    -         -           -         -           -             -           -         (818)       (818)
Conversion of
 warrants and
 options                677,722         6           -         -      11,735             -           -            -      11,741
Stock-based
 compensation                 -         -           -         -         200             -           -            -         200
Stock dividends         262,868         2           -         -      15,485        (9,368)          -            -       6,119
Stock dividends to
 be distributed               -         -           -         -           -         6,728     (12,847)           -      (6,119)
Net income                    -         -           -         -           -             -      53,009            -      53,009
                    -----------  --------   --------- ---------    --------  ------------  ----------   ----------  ----------
Balance at
 December 31,
 2000                27,750,920     8,310   7,000,000         -      88,127         6,728     199,838         (580)    302,423
                    ===========  ========   ========= =========    ========  ============  ==========   ==========  ==========

                See notes to consolidated financial statements

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years ended
                                                                                    December 31,
                                                                  ---------------------------------------------
                                                                       1999             2000           2000
                                                                     Restated
                                                                  -------------    -------------    -----------
                                                                        SEK              SEK             USD
                                                                                  (in thousands)
Cash flows from operating activities:
Net income.....................................................          19,567           53,009          5,557
Adjustment to reconcile net income to net cash
 flows provided by operating activities:
   Deferred income taxes.......................................             125             (625)           (66)
   Stock-based compensation....................................           1,000              200             21
   Depreciation................................................           2,879            7,876            826
   Amortization of goodwill....................................               -            1,599            168
   Amortization of photographs and videos......................          29,362           31,627          3,315
Changes in operating assets and liabilities:
   Trade accounts receivable...................................         (12,342)         (46,139)        (4,836)
   Related party receivable....................................          (1,643)           2,306            242
   Inventories.................................................          (9,320)         (12,862)        (1,348)
   Prepaid expenses and other current assets...................          (6,877)         (12,336)        (1,293)
   Accounts payable trade......................................             788           28,353          2,972
   Income taxes payable........................................           2,890           11,507          1,206
   Accrued other liabilities...................................          (2,302)           3,876            406
                                                                  -------------    -------------    -----------
Net cash provided by operating activities......................          24,128           68,391          7,169

Cash flows used in investing activities:
Investment in library of photographs and videos................          33,683           51,925          5,443
Capital expenditures...........................................           5,306           10,911          1,144
Investments in asset held for sale.............................          (2,020)             907             95
Investment in other assets.....................................           2,741            6,682            700
Cash acquired in acquisition...................................               -              673             71
                                                                  -------------    -------------    -----------
Net cash used in investing activities..........................          39,710           71,098          7,453

Cash flow provided by financing activities:
Conversion of warrants.........................................          21,831           11,735          1,230
Repayments on long-term loan...................................          (1,619)          (1,398)          (147)
Short-term borrowings, net.....................................          (1,327)             199             21
                                                                  -------------    -------------    -----------
Net cash provided by financing activities......................          18,885           10,536          1,104
Foreign currency translation adjustment........................             (98)            (818)           (86)
                                                                  -------------    -------------    -----------
Net increase in cash and cash equivalents  ....................           3,205            7,011            735
Cash and cash equivalents at beginning of the year.............           4,165            7,370            773
                                                                  -------------    -------------    -----------
Cash and cash equivalents at end of the year...................           7,370           14,381          1,507
                                                                  =============    =============    ===========

Cash paid for interest.........................................           1,017              413             43
                                                                  =============    =============    ===========

Cash paid for taxes............................................             646            1,638            172
                                                                  =============    =============    ===========

Supplemental disclosure of non-cash investing activities:
Acquisition of business through issuance of common stock and
 warrants, net of cash acquired                                               -           27,275          2,859
                                                                  =============    =============    ===========

                See notes to consolidated financial statements

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and Basis of Presentation

     Private Media Group, Inc. ("the Company") was originally incorporated on September 23, 1980 as Glacier Investment Company, Inc. under the laws of the State of Utah and, effective November 24, 1997, after a series of interim name changes, changed its name to Private Media Group Inc. Effective June 12, 1998 the Company acquired Cine Craft Limited ("Cine Craft"), a Gibraltar corporation and Milcap Media Limited ("Milcap"), a Republic of Cyprus corporation. Prior to the acquisitions the Company was a holding company with no operations. Milcap and its subsidiaries and Cine Craft operate under common control and are engaged in the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies (videocassettes and DVD's) through distributors and via the internet. The acquisition has been accounted for as a reverse acquisition whereby the Company is considered to be the acquiree even though legally it is the acquiror. Accordingly, the accompanying financial statements present the historical combined financial statements of Cine Craft and Milcap from January 1, 1998 through the acquisition date of June 12, 1998 and the consolidated financial statements of the Company, Cine Craft and Milcap since that date. Since the fair value of the net assets of the Company were equal to their net book value on June 12, 1998, the assets and liabilities of the Company remained at their historical cost following the acquisition. During the year ended December 31, 2000, the Company established two new wholly owned subsidiaries, one in Sweden (Peach Entertainment Distribution AB, "Peach") and one in the Republic of Cyprus (Fraserside Holdings Ltd., "Fraserside"). These subsidiaries were formed to carry on the business of Milcap Publishing Group AB (Sweden) and Milcap (Cyprus), respectively.

   The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Cine Craft and Fraserside generate their cash flows.

   Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2000 and for the twelve months then ended have been translated into United States dollars ("USD") at the rate of SEK
9.54 per USD 1.00 the exchange rate of the Swedish Riksbank on December 31, 2000. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.  Summary of significant accounting policies

Principles of Consolidation

   The consolidated financial statements include the accounts of all wholly owned subsidiaries and of companies which the Company is deemed to control. All significant intercompany transactions and

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balances have been eliminated in consolidation. Investments in associated companies, defined as entities where the Company has an equity ownership representing between 20% and 50%, are accounted for under the equity method.

Foreign Currency

   The financial statements of the Company's operations based outside of Sweden have been translated into Swedish Kronor in accordance with FASB Statement No. 52, "Foreign Currency Translation." Management has determined that the functional currency for each of the Company's foreign operations is its applicable local currency. When translating functional currency financial statements into Swedish Kronor, year-end exchange rates are applied to the balance sheet accounts, while average annual rates are applied to income statement accounts. Translation gains and losses are recorded in other comprehensive income as a component of shareholders' equity.

   Transactions involving foreign currencies are translated into Swedish Kronor using exchange rates in effect at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at period end exchange rates and the resulting gain or loss is charged to income in the period.

Recognition of Revenue

   The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Revenues from the sale of magazines, videocassettes, DVD's and other related products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned magazines. Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company's distributors. Revenues from the sale of subscriptions to the Company's internet website are deferred and recognized ratably over the subscription period.

Use of Estimates

   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

   Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories principally consist of DVD's, videocassettes and magazines held for sale or resale.

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

   In March 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward. Capitalized website development costs including graphics and related software are being amortized on a straight-line basis over 5 years and are included in property, plant and equipment in the accompanying balance sheet (see Note 10).

Goodwill

   Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the business acquired (see Note 4). Amortization expense is calculated on a straight-line basis over 10 years. Accumulated amortization totaled SEK 1,599 thousand at December 31, 2000.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets including Goodwill

   The Company periodically evaluates the carrying value of long-lived assets including goodwill for potential impairment. Upon indication of impairment, the Company will record a loss on its long-lived assets if the undiscounted cash flows that are estimated to be generated by those assets are less than the related carrying value of the assets. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds the estimated discounted future cash flows.

Advertising Costs

   Advertising costs are charged to income as incurred. The total advertising costs were SEK 2,559 thousand and SEK 4,059 thousand for the years ended December 31, 1999 and 2000, respectively.

Income Taxes

   The Company accounts for certain income and expense items differently for financial reporting purposes than for tax purposes. Provision for deferred taxes are made in recognition of such temporary differences, following the requirements of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes."

Cash Equivalents

     All highly liquid investments purchased with an original maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company does not require collateral on these financial instruments.

   Cash and cash equivalents are maintained principally with major financial institutions in Spain and Sweden that have high credit standings and the Company's policy is to limit exposure to any one institution. Credit risk on trade receivables is minimized as a result of the use of bank guarantees and credit controls.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A significant portion of the Company's business is transacted with four customers. These customers accounted for 32% and 26% of consolidated revenues for the years ended December 31, 1999 and 2000, respectively. One customer accounted for 10% and 11% of consolidated revenues for the years ended December 31, 1999 and 2000, respectively.

Basic and Diluted Earnings Per Share

   Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (Note 17).

Fair Value of Financial Instruments.

   Statement of Financial Accounting Standard No. 107, Disclosures about "Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet.

   The Company in estimating the fair value disclosures for financial instruments used the following methods:

   Cash and cash equivalents, trade receivables, trade payables, short-term debt and accrued expenses the carrying amounts reported in the balance sheet approximate fair value because of the short-term maturity of these instruments.

Stock-Based Compensation

   As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company has elected to continue following Accounting Principles Board No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related Interpretations for measurement and recognition of stock-based transactions with employees and adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equals the fair value of the stock at the vesting date.

Reclassification

   Certain reclassifications of prior year balances have been made in the accompanying consolidated financial statements to conform to the 2000 presentation.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Restatement

   In connection with the preparation of the Company's 2000 annual financial statements, management of the Company has determined that the previously issued 1996, 1998 and 1999 financial statements required restatement. The previously issued financial statements have been restated for the following items:

   (i) To give effect to certain intercompany contractual arrangements which affect the character and amount of taxable income reported in certain countries. The previously reported provision for income taxes and income taxes payable have been increased to provide for the estimated amount of taxes due, along with related penalties and interest which may become due as a result of correcting this accounting. The Company intends to amend certain of its previously filed tax returns as soon as it is practicable.

   (ii) To consolidate the accounts and results of operations of the companies, Private Circle, Inc and Viladalt S.L., the activities of which the Company may be deemed to control. In April 2001, Private Circle, Inc., and a subsidiary of the Company entered into an agreement to sell the subsidiary's interest in Private Circle, Inc. (Note 22).

   (iii) To recognize additional compensation expense in the 1999 year for stock options granted to a part-time officer who is also a consultant.

   (iv) To give effect to additional income tax expense in 1996 related to certain errors in the calculation of deductible allowances recorded by the Company's Spanish subsidiary in its 1996 income tax return which were disallowed upon completion of an examination by Spanish taxing authorities during 2000.

   The previously reported total and per share amounts and the effects of adjustments (i), (ii) and (iii) noted on the previously reported results of operations for 1999, and the restated amounts are as follows:


                                                                 Per Share
                                                  Net        ------------------
                                                 Income      Basic      Diluted
                                                 -------     -----      -------
                                                   SEK        SEK         SEK
                                              (in thousands)
Amount previously reported...................     31,757      1.26       0.67
Adjustments:
(i)   Accrual of income taxes................     (2,943)    (0.12)     (0.06)
(ii)  Consolidation of controlled companies..     (8,247)    (0.33)     (0.18)
(iii) Stock-based compensation...............     (1,000)    (0.04)     (0.02)
                                                 -------     -----      -----
Total adjustments............................    (12,190)    (0.49)     (0.26)
                                                 -------     -----      -----
Restated amount..............................     19,567      0.77       0.41
                                                 =======     =====      =====

   The accompanying financial statements also reflect adjustments to the January 1, 1999 balance of retained earnings for effects, as of that date, of changes in the previously reported 1996 and 1998 financial statements as follows:

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Retained
                                                       earnings
                                                    --------------
                                                         SEK
                                                    (in thousands)
Amount previously reported...................          161,177
Adjustments:
(i)  Accrual of income taxes.................           (2,959)
(ii) Consolidation of controlled companies...           (1,987)
(iv) Accrual of Spanish income taxes.........           (3,847)
                                                       -------
Total adjustments............................           (8,793)
                                                       -------
Restated amount..............................          152,384
                                                       =======

   The effect on the 1998 operating results was to decrease previously reported net income and basic and diluted per share amounts by SEK 4,946 thousand, 0.21 and 0.11, respectively.

   The effect on the 1996 operating results was to decrease previously reported net income and basic and diluted per share amounts by SEK 3,847 thousand, 0.17 and 0.09, respectively.

4.  Business acquisition

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

   The allocation of the purchase price to the net assets acquired is as follows:

                                                          SEK
                                                    --------------
Current assets...............................          8,614,530
Fixed assets.................................          3,141,461
Current liabilities..........................         (1,922,768)
Goodwill.....................................         17,441,970
                                                      ----------
                                                      27,275,193
                                                      ==========

   The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Extasy has been included in the Company's consolidated financial statements since the date of acquisition.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following unaudited pro forma information for the years ended December 31, 1999 and 2000 assumes the acquisition occurred on January 1, 1999.

   The amounts are expressed in thousands except net income per share.

                                                  Years ended
                                                  December 31,
                                                  (unaudited)
                                            ------------------------
                                              1999            2000
                                            --------        --------
                                               SEK             SEK
Revenues..................................   186,882         259,639
Net income................................    19,650          52,823

Net income per share:
Basic.....................................      0.78            1.96
                                             =======         =======
Diluted...................................      0.41            1.08
                                             =======         =======

5.    Trade accounts receivable

      Trade accounts receivable consist of the following:

                                                           December 31,
                                                              2000
                                                          -------------
                                                               SEK
                                                         (in thousands)
Trade accounts receivable...........................         119,176
Allowance for doubtful accounts.....................          (2,621)
                                                             -------
 Total trade accounts receivable, net...............         116,555
                                                             =======

6.    Inventories

      Inventories consist of the following:

                                                       December 31,
                                                           2000
                                                     ---------------
                                                           SEK
                                                     (in thousands)
Magazines for sale and resale......................       23,585
Video cassettes....................................       20,516
DVDs...............................................        8,210
Other..............................................        4,366
                                                          ------
                                                          56,677
                                                          ======

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Prepaid expenses and other current assets

    Included in prepaid expenses and other current assets at December 31, 2000, is an amount of SEK 16,683 thousand representing VAT receivable from the Spanish Tax Authority.

8.  Asset held for sale

    The Company has invested SEK 20,976 thousand in certain residential property located in Barcelona, Spain that the Company currently has listed for sale. Management of the Company believes that the carrying value will be recovered from the proceeds from the ultimate sale of this property.

9.  Library of photographs & videos

    Library of photographs & videos consist of the following:

                                                                        December 31,
                                                                            2000
                                                                      --------------
                                                                            SEK
                                                                      (in thousands)
Gross:
Photographs...................................................               34,994
Videos........................................................              165,422
Digital Manipulation for DVD Masters..........................                9,203
Translations, Sound Dubbing, & Sub-Titles for Video Library...               40,092
                                                                         ----------
                                                                            249,711
                                                                         ==========
Less accumulated depreciation:
Photographs...................................................               26,950
Videos........................................................               93,786
Digital Manipulation for DVD Masters..........................                1,170
Translations, Sound Dubbing, & Sub-Titles for Video Library...               23,622
                                                                         ----------
                                                                            145,528
                                                                         ==========
Net:
Photographs...................................................                8,044
Videos........................................................               71,636
Digital Manipulation for DVD Masters..........................                8,033
Translations, Sound Dubbing, & Sub-Titles for Video Library...               16,470
                                                                         ----------
                                                                            104,183
                                                                         ==========

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Property, Plant and Equipment

   Property, plant and equipment consist of the following:

                                                December 31,
                                                    2000
                                               --------------
                                                     SEK
                                               (in thousands)
Equipment & Furniture......................        28,932
Website Development........................         5,715
Accumulated Depreciation...................       (16,497)
                                                  -------
Total Property, Plant and Equipment, net...        18,150
                                                  =======

   In March 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). EITF 00-2 requires that all costs incurred in the website planning stage should be expensed as incurred.

   The EITF also concluded that costs incurred in the website application and infrastructure development stage (including the initial graphics) and costs relating to software used to operate a website are to be accounted for in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") unless a plan exists or is being developed to market the website software externally.

   The EITF further concluded that costs incurred to operate an existing website including training, administration, maintenance, and other costs should be expensed as incurred. However, costs incurred in the operation stage that involve providing additional functions or features to the website should be accounted for as, in effect, new software and the costs of upgrades and enhancements that add functionality being expensed or capitalized based on the guidance in SOP 98-1.

   In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward and accordingly in the year ended December 31, 2000 the Company has capitalized SEK 5,715 thousand of costs related to the development of its website including graphics and related software.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Short-term Borrowings

   The Company's Swedish subsidiary has a line of credit amounting to SEK 1,000 thousand. Use of the credit facility is charged at 10.00%, which is equal to the Swedish banks' current official interest rate, and which was the rate of interest on outstanding borrowings at December 31, 2000. The renewal date of the facility is every calendar quarter. The line of credit is guaranteed by the Company's principal shareholder. The Company pays an annual facility fee of 2.00% on the line of credit amount. At December 31, 2000, borrowings under the line of credit totaled SEK 354 thousand.

   The Company's Spanish subsidiary has a line of credit amounting to ESP 10 million or SEK 532 thousand. Use of the credit facility is charged at 6.00%, which was equal to the Spanish banks' current official interest rate at December 31, 2000. At December 31, 2000 there were no borrowings outstanding under this agreement. The Company's Spanish subsidiary also has a SEK 320 thousand short-term loan. Interest on the loan is 9.00% and principal and interest is payable monthly.

12.  Accrued other liabilities

   Accrued other liabilities are comprised of the following:

                                                  December 31,
                                                      2000
                                                 --------------
                                                       SEK
                                                 (in thousands)
Accrued expenses..........................            2,563
Deferred income...........................            3,153
Taxes and social security.................            1,956
Deposits..................................              263
Salary expense............................              151
Other.....................................            1,643
                                                      -----
                                                      9,729
                                                      =====

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Income taxes

   Pretax income (loss) for the years ended December 31, 1999 and 2000 was the following amounts in the following jurisdictions:


                                                       Years ended
                                                       December 31,
                                         -------------------------------------
                                              Restated
                                                1999                 2000
                                         ----------------     ----------------
                                                   (SEK in thousands)
USA..................................             (13,484)             (13,615)
Gibraltar............................               7,201               13,001
Cyprus...............................              27,531               52,284
Sweden...............................               2,011                2,235
Spain................................                 207                9,064
France...............................                  68                  266
Benelux..............................                   -                  579
Other................................                 (92)                (100)
                                         ----------------     ----------------
                                                   23,442               63,714
                                         ================     ================

   The components of the provision for income tax are as follows:

                                                                     Years ended
                                                                     December 31,
                                                           ------------------------------
                                                            Restated
                                                              1999                2000
                                                           ----------          ----------
                                                                 (SEK in thousands)
Current
   USA..............................................             1802               3,268
   Cyprus...........................................            1,227               2,992
   Sweden...........................................              481                 554
   Spain............................................              221               3,150
   France...........................................               19                 116
   Benelux..........................................                -                 495

Deferred
   Sweden...........................................              125                 130
                                                           ----------          ----------
                                                                3,875              10,705
                                                           ==========          ==========

   The Company's deferred tax liabilities relate principally to income appropriated to a tax allocation reserve, which will be subject to taxation after five years.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A reconciliation of income taxes determined using the Swedish statutory rate of 28% to actual income taxes provided is as follows:

                                                          Years ended
                                                          December 31,
                                                      --------------------
                                                      Restated
                                                        1999       2000
                                                     ----------- ---------
                                                      (SEK in thousands)
Income tax expense at statutory rate................     6,564     17,840
Income in Gibraltar not subject to tax..............    (2,016)    (3,640)
Foreign tax rate differential.......................    (3,465)    (5,574)
Losses of subsidiaries for which....................
no tax benefit is recorded                               2,590      2,704
Other, net..........................................       202       (625)
                                                        ------     ------
Income tax expenses at effective rate...............     3,875     10,705
                                                        ======     ======

14.    Long-term borrowings

   The Company has a long-term loan payable of SEK 4,682 thousand at December 31, 2000. Interest on the loan is 9.00% and principal and interest is payable monthly through 2003. The loan is related to an investment in certain land and building and the loan is secured by the property.

15.  Related Party Transactions

   The Company has short-term loans receivable of SEK 3,933 thousand at December 31, 2000. The loans bear interest at a rate of 10% payable annually and are due from entities controlled by the Company's principal shareholder. The current balance including accrued interest amounts to SEK 4,515 thousand at December 31, 2000.

   Peach Entertainment Distribution AB ("PED"), a wholly owned subsidiary of the Company, is a party to an exclusive Distribution Agreement with Sundance Associates, Inc. ("Sundance"). A member of the Company's board of directors is the sole shareholder of Sundance. Under the terms of the Distribution Agreement, PED granted to Sundance the exclusive rights to distribute specified products of the Company in the United States. Royalties are paid by Sundance to PED in accordance with an agreed royalty schedule. The Distribution Agreement automatically renews for successive one year terms and is cancelable by either party prior to the end of each one year term. During the 12 month periods ended December 31, 1999 and December 31, 2000 Sundance paid royalties to PED of $2,123,564 and $ 2,833,382, respectively.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Shareholders' Equity

Retained earnings

     The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd, Milcap Media Ltd. and Fraserside Holdings Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company is not currently aware of any significant restrictions that would inhibit its ability to pay dividends should it choose to do so, although the Company's current intention is to re-invest the unremitted earnings of its foreign subsidiaries.

Common stock

   The Company is authorized to issue 100,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. The common stock is not redeemable and has no conversion or pre-emptive rights.

   During 2000 the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares. Such purchases may be made from time to time in the open market for an indefinite period of time.

Stock Dividend

   The Company implemented a 3:1 stock dividend whereby each holder of record of Common Stock on May 30, 2000, received two additional shares of Common Stock for each share owned on the record date. Corresponding adjustments have been made to the Warrants and Options outstanding on the record date as well as the Series A Preferred Stock to reflect the dividend. Accordingly, all share and per share values reflected in the accompanying consolidated financial statements have been adjusted to give effect to the stock dividend.

Preferred stock

   The Company is authorized to issue 10,000,000 shares of preferred stock with relative rights, preferences and limitations determined at the time of issuance. The Company has issued 7,000,000 shares of $4.00 Series A convertible Preferred stock. The Series A stock is non-voting and provides for a 5% annual stock

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividend beginning in 1998 to be paid quarterly in common stock at the average closing price of the Company's common stock for the twenty consecutive days prior to the quarterly record date. Each preferred share is convertible at any time into common shares on a one-for-three basis (post-split). Additionally, at any time the common stock of the Company has a closing price of less than $1.33 per share for twenty consecutive days the preferred stock may be converted at the option of the holder thereof into common stock at a 20% discount to the five day average closing price prior to the date of conversion. In accordance with the terms of the Series A Preferred Stock agreement, 102,858 shares of common stock will be distributed in 2001 with respect to dividends on preferred shares. This amount is shown in the accompanying Statement of Shareholders' Equity under stock dividend to be distributed.

Common stock warrants

   The Company has issued 2,625,000 common stock warrants which are exercisable at any time by the holder thereof until December 31, 2000 at an exercise price of $1.33 per share. The total number of warrants exercised as of December 31, 1999 was 2,100,000 and during the year 2000 a total of 517,500 were exercised and warrants for 7,500 shares expired.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Earnings per share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                                Years ended
                                                                December 31,
                                                    ----------------------------------
                                                          1999               2000
                                                        Restated
                                                    ---------------   ----------------
Numerator:

Net income (SEK in thousands)                                19,567             53,009
                                                    ===============   ================

Denominator:

Denominator for basic earnings per share -               25,269,792         27,002,220
 Weighted average shares outstanding

Effect of dilutive securities:
   Preferred stock                                       21,000,000         21,000,000
   Common stock warrants and options                        625,812            640,818
   Stock dividends to be distributed                        194,619            102,858
                                                    ---------------   ----------------

Denominator for diluted earnings per share -
 weighted average shares and assumed
 conversions                                             47,909,223         48,745,896
                                                    ===============   ================

Earnings per share (SEK)
Basic                                                          0.77               1.96
                                                    ===============   ================
Diluted                                                        0.41               1.09
                                                    ===============   ================

18.    Commitments and contingent liabilities

   The Company leases certain property and equipment under operating leases. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 1999 and 2000 amounted to SEK 3,321 thousand and SEK 4,341 thousand, respectively. Future minimum payments under non-cancelable leases as of December 31, 2000 are as follows:

    Year                SEK
                    (in thousands)
------------        --------------
    2001                     2,909
    2002                     2,507
    2003                     2,201
    2004                     1,795
    2005                     1,406
    2006                       434
Thereafter                       -
                    --------------
                            11,252
                    ==============

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company's Spanish subsidiary, Milcap Media Group S.L. ("Milcap") has issued a guarantee of indebtedness to Viosland Trade S.L. ("Viosland") a company controlled by the Company's principal shareholder. The guarantee relates to the financing of the construction of a new office and manufacturing facility located in Barcelona, Spain. This guarantee would require Milcap to pay the general contractor for costs of construction if not paid by Viosland. Management of the Company does not believe that Milcap will be required to pay any significant amounts related to this guarantee.

   In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 plus fines amounting to SEK 16,800,000 plus interest. The Company believes the assessment is without merit and is in the process of appealing the assessment to the Administrative Court in Stockholm. The final outcome of the appeal is expected to take several years and the Company has asked for a postponement of payment of the taxes and fees until the case is settled. No final decision has been given.

   Due to the early stages of this matter and the uncertainty regarding the ultimate resolution, no amounts have been provided in the Company's financial statements for this dispute.

   A reorganization in Sweden in 2000 has resulted in a transfer of the business formerly conducted by Milcap Publishing Group AB to Peach Entertainment AB. The transfer was made in accordance with Swedish reorganization rules and should qualify as a tax-exempt reorganization in Sweden.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Operations by geographical area

   The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines, movies and the Internet.

Information concerning the Company's geographic locations is summarized as follows:

                                                      Years ended
                                                      December 31,
                                        -------------------------------------
                                             Restated
                                               1999                 2000
                                        ----------------     ----------------
                                                 (SEK in thousands)
Net Sales
   USA..............................               4,332                9,292
   Gibraltar........................               6,639               11,922
   Cyprus...........................              66,391              119,220
   Sweden...........................             113,325              163,252
   Spain............................             137,918              176,913
   France...........................               9,035                9,144
   Benelux..........................                   -               19,541
   Eliminations.....................            (162,214)            (251,200)
                                        ----------------     ----------------
Total...............................             175,426              258,084
                                        ================     ================

Eliminations principally relates to intergroup revenue arising from trademark, license and distribution agreements between the Company's subsidiaries in Gibraltar, Cyprus, France, Sweden, Spain and the Netherlands.

                                                    Years ended
                                                    December 31,
                                      -------------------------------------
                                           Restated
                                             1999                 2000
                                      ----------------     ----------------
                                                (SEK in thousands)
Operating profit
USA...............................             (12,953)             (13,596)
Gibraltar.........................               6,579               11,830
Cyprus............................              28,732               51,985
Sweden............................                 456               (1,544)
Spain.............................               2,267               12,976
France............................                 152                  313
Benelux...........................                   -                  572
Other.............................                 (92)                (100)
                                      ----------------     ----------------
Total.............................              25,141               62,436
Interest income (expense), net....              (1,699)               1,278
                                      ----------------     ----------------
Income before income taxes........              23,442               63,714
                                      ================     ================

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       Years ended
                                                       December 31,
                                          ------------------------------------
                                               Restated
                                                 1999                2000
                                          ----------------    ----------------
                                                    (SEK in thousands)
Long-lived assets
USA...................................                   -              15,843
Cyprus................................              89,004             104,098
Sweden................................              17,309              31,289
Spain.................................              11,044              12,426
Benelux...............................                   -               2,728
Other.................................                 932                 211
                                          ----------------    ----------------
Total.................................             118,289             166,595
                                          ================    ================

   Export sales from Sweden to unaffiliated customers amounted to SEK 109.6 million and SEK 149.0 million for the years ended December 31, 1999 and 2000, respectively. Export sales from Spain to unaffiliated customers amounted to SEK
17.6 million and SEK 17.8 million for the years ended December 31, 1999 and 2000, respectively. Export sales from Cyprus to unaffiliated customers amounted to SEK 14.9 million and SEK 56.5 million for the years ended December 31, 1999 and 2000, respectively. Export sales from other geographic areas are insignificant.

20.  Stock-based compensation

   On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan ("the Plan"). The Plan provides for the issuance of up to 3,600,000 shares of the Company's common stock to employees, consultants and advisors of the company. From the inception of the Plan through December 31, 2000, stock options to purchase an aggregate of 3,136,500 shares of the Company's common stock were granted under the Plan. At December 31, 2000, a total of 2,590,985 options were outstanding. Stock options for 930,200 shares vested on March 1, 1999 and are exercisable at $4.17 per share, the market price of the Company's common stock at that date. The remaining 1,660,785 stock options vest in 19 equal quarterly installments commencing June 30, 1999. The exercise price of each installment of options which vests after March 1, 1999 is equal to the fair market value of the Company's common stock on the date each installment vests. The options are exercisable on the date they vest. The stock options expire 10 years after the date of grant.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A summary of stock option activity for the year ended December 31, 2000 is a follows:

                                                           Weighted
                                                            average
                                     Number of           exercise price
                                       shares            in US dollars
                                 ----------------    ------------------
Outstanding                             2,971,500               4.46 (1)
December 31, 1999............

Granted......................             156,750               7.30 (1)

Exercised....................             160,222               4.30 (1)

Forfeited....................             377,043               6.18 (1)
                                 ----------------

Outstanding
December 31, 2000............           2,590,985               5.38 (1)
                                 ================

(1) Weighted average information relates only to options vested and priced through December 31, 2000. The remaining options will be priced based upon the market price of the Company's stock when such options vest in the future.

   At December 31, 2000 options as to 1,501,985 shares were exercisable with exercise prices ranging from $4.17 to $11.71.

   The Company applies APB 25, and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees. Had compensation cost for the Company's stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's proforma net income for 2000 would have been SEK 30,586 thousand. Proforma basic income per share would have been SEK 1.13 for 2000 and diluted income per share would have been SEK 0.63.

   The weighted average fair value of options granted during 2000 was estimated at $7.10 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 67-111%, risk-free interest rate of 5.1-6.0% and expected life of 9.5-10 years.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liabilities measured at its fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. As the Company does not enter into foreign currency forwards, swaps or other derivative financial instruments management believes that the impact of this new standard on the Company's consolidated balance sheets or results of operations will not be significant.

22. Subsequent event

   On April 8, 2001, the Company's Swedish subsidiary Peach Entertainment Distribution AB entered into an agreement to sell its interest in Private Circle, Inc. a company, the activities of which, the Company may be deemed to control for cash of SEK 21.4 million. Under the terms of this agreement, the transaction is scheduled to close on or before April 16, 2001.