Form 10QSB
period 2001-03-31
PRIVATE MEDIA GROUP INC
filed 2001-05-10
CIK 1068084

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended.................March 31, 2001
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from............to............
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

Yes  X   No
    ---     ---

     State the number of shares outstanding of each of the issuer?s classes of common equity, as of the latest practicable date:

          Class                               Outstanding at May 10, 2001
          -----                               ---------------------------

Common Stock, par value $.001                         28,136,498

     Transitional Small Business Disclosure Format:   Yes     No  X
                                                     ---    ---

================================================================================

                                    PART I.

Item 1.  Financial Statements

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                        December 31,           March 31,
                                                                                              (Unaudited)
                                                                        ------------    ---------------------
                                                                           2000            2001         2001
                                                                        ------------    ---------    --------
                                                                            SEK            SEK          USD
                                                                                     (in thousands)
ASSETS
Cash and cash equivalents.................................                  14,381          6,530        629
Trade accounts receivable.................................                 116,555        157,336     15,143
Related party receivable..................................                   4,515          2,686        259
Inventories - net (Note 3)................................                  56,677         59,851      5,760
Prepaid expenses and other current assets.................                  29,340         31,436      3,026
                                                                        ----------      ---------   --------
TOTAL CURRENT ASSETS......................................                 221,468        257,839     24,816

Library of photographs and videos - net...................                 104,183        110,120     10,599
Property, plant and equipment - net.......................                  18,150         23,261      2,239
Goodwill (Note 4).........................................                  15,843         22,973      2,211
Asset held for sale.......................................                  20,976         21,296      2,050
Other assets..............................................                   7,443         13,297      1,280
                                                                        ----------      ---------   --------
TOTAL ASSETS..............................................                 388,063        448,786     43,194
                                                                        ==========      =========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings.....................................                     674          1,131        109
Accounts payable trade....................................                  49,022         52,611      5,064
Income taxes payable......................................                  21,403         26,946      2,593
Deferred tax liability....................................                     130            130         13
Accrued other liabilities.................................                   9,729         15,903      1,531
                                                                        ----------      ---------   --------
TOTAL CURRENT LIABILITIES.................................                  80,958         96,722      9,309

Long-term borrowings......................................                   4,682          4,333        417


SHAREHOLDERS' EQUITY

$4.00 Series A Convertible Preferred Stock................
10,000,000 shares authorized, 7,000,000
shares issued and outstanding
Common Stock, $.001 par value, 100,000,000................                   8,310          8,313        800
shares authorized 27,750,920 and 28,130,802
issued and outstanding at December 31, 2000
and March 31, 2001, respectively
Additional paid-in capital................................                  88,127        109,230     10,513
Stock dividends to be distributed.........................                   6,728          3,637        350
Retained earnings.........................................                 199,838        226,233     21,774
Accumulated other comprehensive income....................                    (580)           318         31
                                                                        ----------      ---------   --------
TOTAL SHAREHOLDERS' EQUITY................................                 302,423        347,731     33,468
                                                                        ----------      ---------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................                 388,063        448,786     43,194
                                                                        ==========      =========   ========

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                   Three-months ended
                                                        March 31,
                                                       (unaudited)
                                          ----------------------------------
                                            2000         2001         2001
                                          Restated
                                          --------     --------     --------
                                             SEK         SEK          USD
                                                    (in thousands)
Net sales............................       61,714      104,784       10,085
Cost of sales........................       27,213       36,993        3,560
                                           -------      -------      -------
Gross profit.........................       34,500       67,791        6,525
Selling, general and administrative
 expenses............................       19,017       33,036        3,180
                                           -------      -------      -------
Operating profit.....................       15,484       34,755        3,345
Interest expense.....................          432          561           54
Interest income......................           52          172           17
                                           -------      -------      -------
Income before income tax.............       15,104       34,366        3,308
Income taxes.........................        1,838        4,335          417
                                           -------      -------      -------
Net income...........................       13,266       30,031        2,890
                                           -------      -------      -------
Other comprehensive income:
Foreign currency adjustments.........          446          898           86
                                           -------      -------      -------
Comprehensive income.................       13,712       30,930        2,977
                                           =======      =======      =======

Net income per share:
Basic................................         0.50         1.07         0.10
                                           =======      =======      =======
Diluted..............................         0.27         0.61         0.06
                                           =======      =======      =======
              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Three-months ended
                                                                            March 31,
                                                                           (unaudited)
                                                                ---------------------------------
                                                                  2000          2001       2001
                                                                Restated
                                                                --------      --------   --------
                                                                   SEK           SEK        USD
                                                                           (in thousands)
Cash flows from operating activities:
Net income................................................        13,266        30,031      2,890
Adjustment to reconcile net income to net cash
  flows from operating activities:
    Depreciation..........................................         1,143         1,995        192
    Stock-based compensation..............................            50             -          -
    Amortization of goodwill..............................           286           683         66
    Amortization of photographs and videos................         5,230         9,154        881
Effects of changes in operating assets and liabilities:
    Trade accounts receivable.............................        (4,599)      (39,609)    (3,812)
    Related party receivable..............................          (149)        1,829        176
    Inventories...........................................          (636)       (3,174)      (306)
    Prepaid expenses and other current assets.............       (11,656)       (2,080)      (200)
    Accounts payable trade................................        (3,682)        3,589        345
    Income taxes payable..................................         1,116         5,543        534
    Accrued other liabilities.............................        10,151         6,174        594
                                                                --------      --------    -------
Net cash provided by operating activities.................        10,520        14,135      1,360
Cash flows from investing activities:
Investment in library of photographs and videos...........         8,934        15,091      1,452
Capital expenditures......................................           851         2,065        199
Investments in asset held for sale........................           405           321         31
Investments in other assets...............................         1,532         6,535        629
Cash acquired in acquisition..............................           673             0          0
                                                                --------      --------    -------
Net cash used in investing activities.....................        12,395        24,012      2,311
Cash flow from financing activities:
Conversion of warrants....................................         2,422         1,020         98
Long-term loan (repayments on loan).......................          (350)         (349)       (34)
Short-term borrowings (repayments)........................           (21)          457         44
                                                                --------      --------    -------
Net cash (used in) provided by financing activities.......         2,052         1,128        109
Foreign currency translation adjustment...................           446           898         86
                                                                --------      --------    -------
Net (decrease) increase in cash and cash equivalents......           623        (7,851)      (756)
Cash and cash equivalents at beginning of the period......         7,370        14,381      1,384
                                                                --------      --------    -------
Cash and cash equivalents at end of the period............         7,993         6,530        629
                                                                ========      ========    =======
Cash paid for interest....................................            91           393         38
                                                                ========      ========    =======
Cash paid for taxes.......................................           380           867         83
                                                                ========      ========    =======

              See accompanying notes to consolidated statements.

1.     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 2000.

     The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Private Media Group, Inc. generate their cash flows.

     Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2001 and for the three months then ended have been translated into United States dollars ("USD") at the rate of SEK 10.39 per USD 1.00 the exchange rate of the Swedish Riksbank on March 31, 2001. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.     Restatement

     As previously reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, in connection with the preparation of the Company's 2000 annual financial statements, management of the Company determined that the previously issued 1996,1998 and 1999 financial statements required restatement. Certain of the items requiring restatement also affected certain previously issued interim consolidated financial statements, including the consolidated financial statements contained in the Company's Form 10-QSBs for the quarters ended March 31, June 30 and September 30, 2000.

     Accordingly, the previously issued interim financial statements for the three months ended March 31, 2000, have been restated.

3.   Inventories

     Inventories consist of the following:

                                     December 31,   March 31,
                                     ------------   ---------
                                        2000          2001
                                     ------------   ---------
                                        SEK           SEK
                                            (in thousands)
Magazines........................          23,585      25,142
Video cassettes..................          20,516      20,788
DVDs.............................           8,210      10,105
Other............................           4,366       3,815
                                     ------------   ---------
                                           56,677      59,851
                                     ============   =========

4.     Acquisition

     On January 1, 2001, the Company acquired all of the outstanding shares of Coldfair Holdings Ltd. ("Coldfair") for total consideration of SEK 13,356,000. The consideration consisted of 248,889 shares of the Company's common stock. The excess of the purchase price over the fair market value of the net assets acquired has resulted in goodwill of SEK 7,760,246.

     The allocation of the purchase price is as follows:


                                                  SEK
     Current assets........................       615,819
     Fixed assets and other intangibles....     5,580,900
     Current liabilities...................      (600,965)
     Goodwill..............................     7,760,246
                                              -----------
                                               13,356,000
                                              ===========

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Coldfair has been included in the Company's consolidated financial statements since the date of acquisition. Goodwill is being amortized on a straight line basis over 10 years. The Company's pro forma revenues and net income, assuming the acquisition occurred on January 1, 2000, would not have been materially different from reported results.

5.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three-months ended
                                                         March 31,
                                                  -------------------------
                                                     2000           2001
                                                  ---------       ---------
      Numerator:

      Net income (SEK in thousands)..........         13,266         30,031
                                                 ===========    ===========
      Denominator:

      Denominator for basic earnings
      per share - Weighted average shares....     26,751,444     28,012,362

      Effect of dilutive securities:
         Preferred stock.....................     21,000,000     21,000,000
         Common stock warrants...............      1,175,112        485,051
         Stock dividends to be distributed...         34,494         54,250
                                                 -----------    -----------

     Denominator for diluted earnings per
     share - weighted average shares and
     assumed conversions.....................     48,961,050     49,551,663
                                                 ===========    ===========

     Earnings per share (SEK)
     Basic...................................           0.50           1.07
                                                 ===========    ===========
     Diluted.................................           0.27           0.61
                                                 ===========    ===========


6.     Subsequent event

     On April 8, 2001, the Company's Swedish subsidiary Peach Entertainment Distribution AB entered into an agreement to sell its interest in Private Circle, Inc. a company, the activities of which, the Company may be deemed to control for cash of SEK 21.4 million. This agreement was consummated on May 3, 2001.

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

     As previously reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, in connection with the preparation of the Company's 2000 annual financial statements, management of the Company determined that the previously issued 1996,1998 and 1999 financial statements required restatement. Certain of the items requiring restatement also affected certain previously issued interim consolidated financial statements, including the consolidated financial statements contained in the Company's Form 10-QSBs for the quarters ended March 31, June 30 and September 30, 2000.

     Accordingly, the previously issued interim financial statements for the three months ended March 31, 2000, have been restated in this Report as described in Note 2 to the accompanying Consolidated Financial Statements to reflect (i) increases in previously reported income tax expense in both years related to certain intercompany contractual arrangements which affect the character and amount of taxable income reported in certain countries, and (ii) increased revenues, operating expenses and interest expense in both years as a result of the consolidation of two companies, Private Circle, Inc. and Viladalt S.L., of which the Company may be deemed to control. All amounts and percentages in the following discussions reflect the effects of such restatements.

     The Company's principal currency is Swedish Kronor ("SEK"). Solely for the convenience of the reader, the accompanying financial information has been translated into United States dollars ("USD") at the rate of SEK 10.39 per USD 1.00, the exchange rate of the Swedish Riksbank on March 31, 2001. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

Results of Operations

Three months ended March 31, 2001 compared to the three months ended March 31, 2000 (Restated)

     Net sales. The Company reported net sales of SEK 104.8 million for the three months ended March 31, 2001 which, compared to net sales of SEK 61.7 million for the three months ended March 31, 2000, represents an increase of SEK
43.1 million, or 69.8%. The increase was mainly attributable to the Broadcast, DVD and Internet sales. Sales of videos and miscellaneous increased slightly during the period. Sales of magazines remained approximately the same during the period compared to last year. Broadcast sales for the three months ended March 31, 2001 increased 564% to SEK 5.78 million and DVD sales for the same period increased 230% to SEK 27.0 million.. During the year 2001 the Company is planning to release 10 titles per month and during 2000 the Company released 83 titles including both new and back-catalogue material. Internet sales increased 150% to SEK 19.5 million compared to the year ended 2000. The management believes that the growth in DVD, Internet and Broadcast sales will continue in 2001 and 2002. During the three months ended March 31, 2001 the total new media division sales, including DVD, Internet and Broadcast sales, increased SEK 35.4 million, or 210%, to SEK 52.3 million compared to the three months ended March 31, 2000.

     Cost of Sales. The Company reported cost of sales of SEK 37.0 million for the three months ended March 31, 2001 which, compared to cost of sales of SEK
27.2 million for the three months ended March 31, 2000, represents a increase of SEK 9.8 million, or 35.9%. The gross profit for the three months ended March 31, 2001 was SEK 67.8 million, or 64.7% of net sales which, compared to gross profit for the three months ended March 31, 2000 of SEK 34.5 million, or 55.9% of net sales, represents an increase of 8.8% in gross profit in relation to net sales. The increase in gross profit is the result of sales from the new media division with better margins on its Broadcast, DVD and Internet sales which provides for additional sources of income generated from the same content which previously was acquired only for video and magazine sales.

     Selling, general and administrative expenses. The Company reported selling, general and administrative expenses of SEK 33.0 million for the three months ended March 31, 2001 which, compared to selling, general and administrative expenses of SEK 19.0 million for the three months ended March 31, 2000, represents an increase of SEK 14.0 million, or 73.7%. The increase was primarily attributable to the Company's investment in Internet related activities and the start-up of DVD. The investment expenses associated with Internet and DVD activities are expected to continue in 2001.

     Interest expense. The Company reported interest expense of SEK 0.56 million for the three months ended March 31, 2001 which, compared to interest expense of SEK 0.43 million for the three months ended March 31, 2000, represents an increase of SEK 0.13 million. The increase is the result of higher average short-term borrowings outstanding during the period compared to the three months ended March 31, 2000.

     Income taxes. The Company reported income tax expenses of SEK 4.3 million as compared to an income tax expense of SEK 1.8 million for the three months ended March 31, 2000. The increase of SEK 2.5 million is primarily attributable to higher income before income tax.

     Net income. The Company reported net income of SEK 30.0 million as compared to SEK 13.3 million for the three months ended March 31, 2000. The increase in net income in 2001 of SEK 16.8 million, or 126.4% was primarily attributable to increased sales.

Liquidity & Capital Resources

     The Company reported a working capital surplus of SEK 117.1 million at March 31, 2001, an increase of SEK 18.3 million compared to the year ended December 31, 2000. The increase is principally attributable to increased accounts receivable and prepaid expenses and other current assets.

     Net cash provided by operating activities was SEK 14.1 million for the three months ended March 31, 2001 was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 30.0 million and the adjustments to reconcile net income to net cash flows from operating activities, representing amortization of goodwill of SEK 0.7 million, amortization of photographs and videos of SEK 9.2 million and depreciation of SEK 2.0 million, provided a total of SEK 41.9 million. The total of SEK 41.9 million was then primarily reduced by the increases in trade accounts receivable, inventories and prepaid expenses and other current assets totaling SEK 44.9 million, offset by related party receivable of SEK 1.8 million, accounts payable trade of SEK 3.6, income taxes payable of SEK 5.5 million and SEK 6.2 million from accrued other liabilities. Net cash provided by operating activities was SEK 10.5 million for three months ended March 31, 2000. The increase in cash provided by operating activities in 2001 compared to 2000 is principally the result of net income and adjustments to reconcile net income to net cash flows from operating activities.

     Net cash used in investing activities for the three months ended March 31, 2001 was SEK 24.0 million. The investing activities were principally investment in library of photographs and videos of SEK 15.1 million which was carried out in order to maintain the 2001 release schedule. In addition to investment in library of photographs and videos, SEK 0.3 million was invested in asset held for sale, SEK 2.1 million in capital expenditures and SEK 6.5 million in other assets. The increase over the comparable three-month 2000 period was principally due to increased investments in library of photographs in order to maintain inventory levels.

     Net cash provided by financing activities for the three months ended March 31, 2001 was SEK 1.1 million represented primarily by conversion of warrants. The decrease over the comparable three-month 2000 period was primarily due to conversion of warrants.

     The Company has historically relied on positive cash flows from operations and equity financing to finance working capital needs and investing activities. The Company expects to have adequate working capital for the next twelve months. During this period the Company intends to rely on positive cash flows from operations, equity financing and short-term credit lines to finance working capital needs and necessary investing activities. The Company's long-term expansion plans will require additional sources of funding. The Company plans to meet these funding requirements through a combination of increases in short-term credit lines, additional long-term borrowings and/or equity financing.

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        a.  Exhibits
            2.1 Coldfair Holdings Ltd. Share Purchase Agreement

        b.  Reports on Form 8-K:
            None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRIVATE MEDIA GROUP, INC.
                                         (Registrant)

Date:   May 10, 2001                 /s/ Johan Gillborg
                                    -----------------------------
                                    Johan Gillborg
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

2.1    Coldfair Holdings Ltd. Share Purchase Agreement