Form 10QSB
period 2001-06-30
PRIVATE MEDIA GROUP INC
filed 2001-08-17
CIK 1068084

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

    [T] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    For the quarterly period ended ..........................June 30, 2001
                                       OR

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
     (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                       Number)

    Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain
                    (Address of principal executive offices)

                                 34-93-590-7070
                            Issuer's telephone number

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

  Yes [X]  No
     ----    _____

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                            Outstanding at August 13, 2001
          -----                            ------------------------------

  Common Stock, par value $.001                      28,142,746

           Transitional Small Business Disclosure Format:   Yes       No [X]
                                                               ______   -----
================================================================================

                                    PART I.

Item 1. Financial Statements

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,             June 30,
                                                                                                 (Unaudited)
                                                                        ----------------  ---------------------------
                                                                              2000             2001           2001
                                                                        ----------------  -------------   -----------
                                                                              SEK              SEK            USD
                                                                                      (in thousands)
ASSETS
Cash and cash equivalents..........................................          14,381         22,017         2,029
Short-term investments (Note 5)....................................               -         15,961         1,471
Trade accounts receivable - net....................................         116,555        144,359        13,305
Related party receivable...........................................           4,515          4,827           445
Inventories - net (Note 3).........................................          56,677         68,143         6,280
Prepaid expenses and other current assets..........................          29,340         31,204         2,876
                                                                        -----------       --------       -------
TOTAL CURRENT ASSETS...............................................         221,468        286,511        26,405

Library of photographs and videos - net............................         104,183        115,927        10,684
Property, plant and equipment - net................................          18,150         24,507         2,259
Goodwill - net (Note 4)............................................          15,843         27,177         2,505
Asset held for sale................................................          20,976         22,468         2,071
Other assets.......................................................           7,443          2,164           199
                                                                        -----------       --------       -------
TOTAL ASSETS.......................................................         388,063        478,753        44,125
                                                                        ===========       ========       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings..............................................             674          1,237           114
Accounts payable trade.............................................          49,022         53,089         4,893
Income taxes payable...............................................          21,403         36,309         3,346
Deferred tax liability.............................................             130            130            12
Accrued other liabilities..........................................           9,729         10,693           985
                                                                        -----------       --------       -------
TOTAL CURRENT LIABILITIES..........................................          80,958        101,458         9,351

Long-term  borrowings..............................................           4,682          9,409           867

SHAREHOLDERS' EQUITY
$4.00Series A Convertible Preferred Stock..........................              -              -             -
10,000,000 shares authorized, 7,000,000
shares issued and outstanding
Common Stock, $.001 par value, 100,000,000.........................           8,310          8,313           766
shares authorized 27,750,920 and 28,138,598
issued and outstanding at December 31, 2000
and June 30, 2001, respectively
Additional paid-in capital.........................................          88,127        109,482        10,091
Stock dividends to be distributed..................................           6,728          7,434           685
Retained earnings..................................................         199,838        244,855        22,567
Accumulated other comprehensive income.............................            (580)        (2,198)         (203)
                                                                        -----------       --------       -------
total shareholders' EQUITY.........................................         302,423        367,886        33,907
                                                                        -----------       --------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................         388,063        478,753        44,125
                                                                        ===========       ========       =======

                           PRIVATE MEDIA GROUP, Inc.
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                      Three-months ended                 Six-months ended
                                                           June 30,                          June 30,
                                                          (unaudited)                       (unaudited)
                                                   --------------------------  --------------------------------------
                                                      2000          2001          2000          2001         2001
                                                    Restated                    Restated
                                                   ------------  ------------  ------------  ------------  ----------
                                                       SEK           SEK           SEK           SEK          USD
                                                                            (in thousands)
Net sales.........................................      55,115        75,433       116,829       180,217      16,610
Cost of sales.....................................      24,778        25,970        51,992        62,963       5,803
                                                   -----------   -----------   -----------   -----------   ---------
Gross profit......................................      30,337        49,463        64,837       117,255      10,807
Selling, general and administrative expenses......      23,347        33,538        42,363        66,574       6,136
                                                   -----------   -----------   -----------   -----------   ---------
Operating profit..................................       6,990        15,926        22,474        50,681       4,671
Sale of controlled entity.........................           -        17,229             -        17,229       1,588
Interest expense..................................         499           862           932         1,423         131
Interest income...................................       2,200           450         2,252           623          57
                                                   -----------   -----------   -----------   -----------   ---------
Income before income tax..........................       8,690        32,743        23,794        67,109       6,185
Income taxes......................................         789        10,324         2,626        14,659       1,351
                                                   -----------   -----------   -----------   -----------   ---------
Net income........................................       7,902        22,419        21,168        52,450       4,834
                                                   -----------   -----------   -----------   -----------   ---------
Other comprehensive income:
Foreign currency adjustments......................          13        (2,516)          459        (1,618)       (149)
                                                   -----------   -----------   -----------   -----------   ---------
Comprehensive income..............................       7,915        19,902        21,627        50,832       4,685
                                                   ===========   ===========   ===========   ===========   =========

Income applicable to common shares................       4,818        18,621        15,049        45,016       4,149
                                                   ===========   ===========   ===========   ===========   =========

Net income per share:
Basic (restated)..................................        0.18          0.66          0.56          1.61        0.15
                                                   ===========   ===========   ===========   ===========   =========
Diluted...........................................        0.16          0.45          0.43          1.06        0.10
                                                   ===========   ===========   ===========   ===========   =========

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six-months ended
                                                                                      June 30,
                                                                                    (unaudited)
                                                                       --------------------------------------
                                                                           2000        2001         2001
                                                                         Restated
                                                                       ------------ ------------- -----------
                                                                           SEK         SEK          USD
                                                                                 (in thousands)
       Cash flows from operating activities:
       Net income..................................................       21,168         52,450      4,834
       Adjustment to reconcile net income to net cash
         flows from operating activities:
         Deferred Taxes............................................         (725)             -          -
         Depreciation..............................................        2,419          3,392        313
         Stock-based compensation..................................          100              -          -
         Tax provision on asset held for sale......................            -          4,000        369
         Amortization of goodwill..................................          439          1,415        130
         Gain on sale of controlled entity.........................            -        (17,229)    (1,588)
         Amortization of photographs and videos....................       14,515         19,050      1,756
       Effects of changes in operating assets
         and liabilities:
         Trade accounts receivable.................................      (12,175)       (27,202)    (2,507)
         Related party receivable..................................         (298)          (312)       (29)
         Inventories...............................................       (5,155)        (7,006)      (646)
         Prepaid expenses and other current assets.................      (11,566)        (1,849)      (170)
         Accounts payable trade....................................          772          3,466        319
         Income taxes payable......................................        1,527         10,907      1,005
         Accrued other liabilities.................................       11,638            962         89
                                                                     -----------  ------------- ----------
       Net cash provided by operating activities...................       22,658         42,043      3,875
       Cash flows from investing activities:
       Purchase of short-term investments..........................            -         15,961      1,471
       Investment in library of photographs and videos.............       19,334         30,794      2,838
       Capital expenditures........................................          863          4,524        417
       Investment in subsidiary....................................            -          9,091        838
       Cash from sale of controlled entity.........................            -        (21,444)    (1,976)
       Investments in asset held for sale..........................          401          1,493        138
       Investments in (sale of) other assets.......................        3,930         (1,066)       (98)
       Cash acquired in acquisition................................          673              -          0
                                                                     -----------  ------------- ----------
       Net cash used in investing activities.......................       25,201         39,352      3,627
       Cash flow from financing activities:
       Conversion of stock-options and warrants....................        4,330          1,273        117
       Long-term borrowings (repayments on loans), net.............         (699)         4,728        436
       Short-term borrowings (repayments), net.....................         (475)           562         52
                                                                     -----------  ------------- ----------
       Net cash (used in) provided by financing activities.........        3,155          6,563        605
       Foreign currency translation adjustment.....................          458         (1,618)      (149)
                                                                     -----------  ------------- ----------
       Net  increase in cash and cash equivalents..................        1,070          7,637        704
       Cash and cash equivalents at beginning of the period........        7,370         14,381      1,325
                                                                     -----------  ------------- ----------
       Cash and cash equivalents at end of the period..............        8,439         22,017      2,029
                                                                     ===========  ============= ==========

       Cash paid for interest......................................          229            996         92
                                                                     ===========  ============= ==========

       Cash paid for taxes.........................................          383          2,130        196
                                                                     ===========  ============= ==========

               See accompanying notes to consolidated statements.

1.       Basis of presentation and accounting policies

      The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 2000.

      The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Private Media Group, Inc. generate their cash flows.

      Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2001 and for the six months then ended have been translated into United States dollars ("USD") at the rate of SEK 10.85 per USD 1.00 the exchange rate of the Swedish Riksbank on June 30, 2001. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

      Short term investments

      The Company considers highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of the Company's investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, recorded as a component of comprehensive income included in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Gross unrealized gains and losses on short-term investments were not significant at June 30, 2001. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company's current operations.

2.       Restatement

      As previously reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, in connection with the preparation of the Company's 2000 annual financial statements, management of the Company determined that the previously issued 1996,1998 and 1999 financial statements required restatement. Certain of the items requiring restatement also affected certain previously issued interim consolidated financial statements, including the consolidated financial statements contained in the Company's Form 10-QSBs for the quarters ended March 31, June 30 and September 30, 2000. The impact of the restatement on the June 30 and September 30, 2000 net income was a reduction of SEK 2,820 thousand (SEK 0.06 per diluted share) and SEK 3,748 thousand (SEK 0.08 per diluted share) in each quarter respectively. Accordingly, the previously issued interim financial statements for the three and six months ended June 30, 2000, have been restated.

      The Company has revised its previously reported basic earnings per share presentation for the three and six month periods ended June 30, 2000, respectively to properly reflect the issuance of common shares as dividends earned on its outstanding convertible preferred stock. This had the effect of reducing previously reported basic earnings per share by SEK 0.11 per share and SEK 0.22 per share, for the three and six month periods ended June 30, 2000, respectively. The impact of this change on the Company's previously reported basic earnings per share for the three month periods ended March 31, 2001 and 2000 was a reduction of SEK 0.13 per share and SEK 0.12 per share, respectively. This change had no effect on previously reported diluted earnings per share in any of these periods.

3.       Inventories

         Inventories consist of the following:


                                          December 31,           June 31,
                                      -------------------  -------------------
                                             2000                 2001
                                      -------------------  -------------------
                                             SEK                  SEK
                                                  (in thousands)
      Magazines....................                23,361               23,585
      Video cassettes..............                22,710               20,516
      DVDs.........................                18,401                8,210
      Other........................                 4,366                3,671
                                      -------------------  -------------------
                                                   56,677               68,143
                                      ===================  ===================

4.       Acquisitions

         Coldfair Holdings Ltd.

      On January 1, 2001, the Company acquired all of the outstanding shares of Coldfair Holdings Ltd. ("Coldfair") for total consideration of SEK 13,356,000. The consideration consisted of 248,889 shares of the Company's common stock. The excess of the purchase price over the fair market value of the net assets acquired has resulted in goodwill of SEK 7,760,246.

      The allocation of the purchase price is as follows:

                                                          SEK
                                                   -------------------
      Current assets...........................            615,819
      Fixed assets and other intangibles.......          5,580,900
      Current liabilities......................           (600,965)
      Goodwill.................................          7,760,246
                                                   -------------------
                                                        13,356,000
                                                   ===================

      The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Coldfair has been included in the Company's consolidated financial statements since the date of acquisition. Goodwill is being amortized on a straight line basis over 10 years.

      Anton Enterprises, Inc. d.b.a. Private USA.

      On April 1, 2001, the Company acquired the inventory and certain contracts of its U.S. distributor, Anton Enterprises, Inc. d.b.a. Private USA, for a total consideration of SEK 9,091,250. The consideration consisted of cash payable quarterly in 12 equal payments. The excess of the purchase price over the fair market value of the net assets acquired has resulted in goodwill of SEK 4,631,259. Goodwill is being amortized on a straight line basis over 10 years.

      The allocation of the purchase price is as follows:

                                                          SEK
                                                   -------------------
      Current assets...........................          4,459,991
      Goodwill.................................          4,631,259
                                                   -------------------
                                                         9,091,250
                                                   ===================

      The Company's pro forma revenues and net income, assuming these acquisitions occurred on January 1, 2000 and 2001, respectively would not have been materially different from reported results.

5.    Sale of controlled entity

        On April 8, 2001, the Company's Swedish subsidiary Peach Entertainment Distribution AB entered into an agreement to sell its interest in Private Circle, Inc. a company, the activities of which, the Company may be deemed to control for cash of SEK 21,444 thousand. This agreement was consummated on May 3, 2001 and the final consideration paid in cash was SEK 27,139 thousand. Through the sale of Private Circle, Inc. the Company realized a net gain of

SEK 17,229 thousand. SEK 15,961 thousand has been invested in short-term investments.



6.       Earnings per share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three-months ended              Six-months ended
                                                                   June 30,                       June 30,
                                                          ----------------------------  -----------------------------
                                                              2000           2001           2000           2001
                                                            Restated                      Restated
                                                          -------------  -------------  -------------  --------------
Numerator: (SEK in thousands)

Net income (numerator diluted EPS)..................              7,902         22,419         21,168          52,450
                                                          =============  =============  =============  ==============

Less: Dividends on preferred stock..................              3,084          3,798          6,119           7,434
                                                          -------------  -------------  -------------  --------------

Income applicable to common shares
      (numerator basic EPS).........................              4,818         18,621         15,049          45,016
                                                          =============  =============  =============  ==============

Denominator:

Denominator for basic earnings per share -
Weighted average shares.............................         27,079,927     28,132,794     27,006,125      28,023,684

Effect of dilutive securities:
      Preferred stock...............................         21,000,000     21,000,000     21,000,000      21,000,000
      Common stock warrants and options.............          1,203,525        483,187      1,130,176         543,373
      Stock dividends to be distributed.............             33,751         47,668         68,245         101,918
                                                          -------------  -------------  -------------  --------------

Denominator for diluted earnings per share -
      weighted average shares and assumed
      conversions...................................         49,317,203     49,663,649     49,204,546      49,668,975
                                                          =============  =============  =============  ==============

Earnings per share (SEK)
      Basic.........................................               0.18           0.66           0.56            1.61
                                                          =============  =============  =============  ==============
Diluted.............................................               0.16           0.45           0.43            1.06
                                                          =============  =============  =============  ==============

7.       Subsequent event

         In July, 2001, the Company's Spanish subsidiary Viladalt S.L. entered into an agreement to sell certain land and building for a consideration of SEK
29.0 million. The sale closed in July, 2001 and the Company received the cash consideration and repaid related outstanding long-term borrowings of SEK 9.5 million.

8.       Recent Accounting Pronouncements

      On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the use of the pooling-of interests method of accounting for business combinations and clarifies the criteria used to recognize intangible assets separately from goodwill in accounting for a business combination under the purchase method. SFAS 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and this statement supercedes APB Opinion No. 16 "business Combinations" and related interpretations.

      Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment (or more frequently if indicators of impairment arise). Further separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives with no maximum life specified; whereas under prior rules a maximum life of 40 years was required.

      The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

      Adoption of these new standards will have an impact on the Company's reported goodwill amortization expense and potentially on the carrying value of goodwill. Goodwill amortization expense for the six months ended June 30, 2001 amounted to SEK 1,414,901, and the net carrying value of goodwill as of that date was SEK 27,177,100.

9.       Contingent Liabilities

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      You should read this section together with the consolidated financial statements and the notes and the other financial data in this Report. The matters that we discuss in this section, with the exception of historical information, are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties relate to factors such as (1) the timing of the introduction of new products and services and the extent of their acceptance in the market; (2) our expectations of growth in demand for our products and services; (3) our ability to successfully implement expansion and acquisition plans; (4) the impact of expansion on our revenue, cost basis and margins; (5) our ability to respond to changing technology and market conditions; (6) the effects of regulatory developments and legal proceedings with respect to our business; (7) the impact of exchange rate fluctuations; and
(8) our ability to obtain additional financing.

      As previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2000, in connection with the preparation of our 2000 annual financial statements, we determined that the previously issued 1996, 1998 and 1999 financial statements required restatement. Some of the items requiring restatement also affected previously issued interim consolidated financial statements, including the consolidated financial statements contained in the Company's Form 10-QSBs for the quarters ended March 31, June 30 and September 30, 2000.

      Accordingly, the previously issued interim financial statements for the three and six months ended June 30, 2000, have been restated in this Report as described in Note 2 to the accompanying Consolidated Financial Statements to reflect (i) increases in previously reported income tax expense in both years related to certain intercompany contractual arrangements which affect the character and amount of taxable income reported in certain countries, and (ii) increased revenues, operating expenses and interest expense in both years as a result of the consolidation of two companies, Private Circle, Inc. and Viladalt S.L., of which we may be deemed to have controlled during the periods. All amounts and percentages in the following discussions reflect the effects of such restatements.

      We have revised our previously reported basic earnings per share presentation for the three and six month periods ended June 30, 2000, respectively to properly reflect the issuance of common shares as dividends earned on its outstanding convertible preferred stock. This had the effect of reducing previously reported basic earnings per share by SEK 0.11 per share and SEK 0.22 per share, for the three and six month periods ended June 30, 2000, respectively. The impact of this change on our previously reported basic earnings per share for the three month periods ended March 31, 2001 and 2000 was SEK 0.13 and SEK 0.12 per share, respectively. The change had no effect on previously reported diluted earnings per share in any of these periods.

      The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Results of Operations

      Three months ended June 30, 2001 compared to the three months ended June 30, 2000

      Net sales. For the three months ended June 30, 2001, we had net sales of SEK 75.4 million compared to net sales of SEK 55.1 million for the three months ended June 30, 2000, an increase of 36.9%. We attribute this change mainly to an increase in DVD, Internet (subscriptions and licensing) and broadcasting (cable, satellite and hotel-television programming) sales. Sales from broadcasting increased 92% to SEK 8.5 million for the three months ended June 30, 2001. DVD sales increased 121% to SEK 21.0 million for the three months ended June 30, 2001. Film sales in videocassette format increased slightly during the same period. Internet sales for the same period increased 78% to SEK 18.2 million. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We attribute the growth in broadcasting sales to the growing digital satellite and cable television market. We attribute the growth in Internet subscriptions and sales to the increasing number of people who are able to connect to the Internet. Sales from broadcasting, DVD and Internet provide additional net sales from content previously sold on videocassette. We believe that the growth in broadcasting, DVD and Internet sales will continue through the remainder of 2001.

      Net sales of magazines remained approximately the same during the period compared to the three months ended June 30, 2000.

      During the three months ended June 30, 2001, the DVD, Internet and broadcasting sales, taken as a whole, increased 97%, to SEK 47.7 million compared to the three months ended June 30, 2000.

      In May, 2001 we sold our interest in our subsidiary, Private Circle, Inc., which engaged in the design, production and marketing of trendy apparel. Accordingly, revenues and expenses associated with Private Circle, Inc. did not have a significant impact in the second quarter of 2001. Also, during the second quarter of 2001 we acquired the assets of Private USA, our North American distributor. As a result of the change in ownership, revenues associated with Private USA during this quarter declined and operations were briefly suspended, causing a temporary decline in revenues from North American distribution activities. Our distribution operations in North America are now fully operational.

      Cost of Sales. Our cost of sales was SEK 26.0 million for the three months ended June 30, 2001 compared to SEK 24.8 million for the three months ended June 30, 2000, an increase of

SEK 1.2 million, or 4.8%. The increase is primarily the result of an increase in sales volume. Cost of sales as a percentage of sales was 34.4% for the three months ended June 30, 2001, a reduction of 10.6% compared to the three months ended June 30, 2000. This improvement is the direct effect of lower costs associated with DVD, Internet and broadcasting sales.

      Gross Profit. In the three months ended June 30, 2001, we realized a gross profit of SEK 49.5 million, or 65.6% of net sales compared to SEK 30.3 million, or 55.0% of net sales for the three months ended June 30, 2000. This represents an increase of 10.6% in gross profit in relation to net sales. We attribute this increase to increased sales in areas with higher margins such as DVD, Internet and broadcasting.

      Selling, general and administrative expenses. Our selling, general and administrative expenses were SEK 33.5 million for the three months ended June 30, 2001 compared to SEK 23.3 million for the three months ended June 30, 2000, an increase of SEK 10.2 million, or 43.7%. We attribute this increase to our continued investment in Internet, DVD and broadcasting related activities and we expect this to continue in 2001.

      Operating profit. We reported an operating profit of SEK 15.9 million for the three months ended June 30, 2001 compared to SEK 7.0 million for the three months ended June 30, 2000, an increase of SEK 8.9 million, or 128%. The increase is primarily attributable to increased sales and higher margins.

      Sale of controlled entity. We reported a net gain of SEK 17.2 million for the three months ended June 30, 2001 for the sale of our subsidiary, Private Circle, Inc.

      Interest expense. Our interest expense was SEK 0.9 million for the three months ended June 30, 2001, compared to SEK 0.5 million for the three months ended June 30, 2000, representing an increase of SEK 0.4 million. We attribute this increase to higher average short-term borrowings outstanding during the three months ended June 30, 2001, compared to the three months ended June 30, 2000.

      Income taxes. We estimate income taxes for the interim period based on the effective tax rate expected to be applicable for our full fiscal year. Our income tax expense was SEK 10.3 million for the three months ended June 30, 2001, compared to SEK 0.8 million for the three months ended June 30, 2000. We attribute this increase of SEK 9.5 million to increased DVD, Internet and broadcasting sales, higher margins and a one-time tax provision of SEK 4.0 million relating to the sale of certain land and building.

     Net income. Our net income was SEK 22.4 million for the three months ended June 30, 2001, compared to SEK 7.9 million for the three months ended June 30, 2000. We attribute this increase in net income in 2001 of SEK 14.5 million, or 184%, primarily to increased DVD, Internet and broadcasting sales, higher margins from these sales and the net gain on the sale of the Private Circle, Inc. subsidiary.

      Six months ended June 30, 2001 compared to the six months ended June 30, 2000

      Net sales. For the six months ended June 30, 2001, we had net sales of SEK
180.2 million, compared to net sales of SEK 116.8 million for the six months ended June 30, 2000, an increase of 54.3%. We attribute this change mainly to an increase in DVD, Internet, which includes subscriptions and licensing sales, and broadcasting, which includes cable, satellite and hotel-television programming sales. Sales from broadcasting increased 170% to SEK 14.3 million compared to the six months ended June 30, 2000. DVD sales increased 149% to SEK 48.0 million for the six months ended June 30, 2001. Film sales in videocassette format increased slightly during the same period. Internet sales for the same period increased 109% to SEK 37.7 million. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We attribute the growth in broadcasting sales to the growing digital satellite and cable television market. We attribute the growth in Internet sales to the increasing number of people who are able to connect to the Internet. Sales from broadcasting, DVD and Internet provide additional net sales from content previously sold on videocassette. We believe that the growth in broadcasting, DVD and Internet sales will continue through the remainder of 2001.

      Net sales of magazines remained approximately the same during period compared to the six months ended June 30, 2000.

      During the six months ended June 30, 2001, DVD, Internet and broadcasting sales, taken as a whole, increased 135%, to SEK 100.0 million, compared to the six months ended June 30, 2000.

      In May, 2001 we sold our interest in our subsidiary, Private Circle, Inc., which engaged in the design, production and marketing of trendy apparel. Accordingly, revenues and expenses associated with Private Circle, Inc. did not have a significant impact in the second quarter of 2001. Also, during the second quarter of 2001 we acquired the assets of Private USA, our North American distributor. As a result of the change in ownership, revenues associated with Private USA during this quarter declined and operations were briefly suspended, causing a temporary decline in revenues from North American distribution activities. Our distribution operations in North America are now fully operational.

      Cost of Sales. Our cost of sales was SEK 63.0 million for the six months ended June 30, 2001 compared to SEK 52.0 million for the six months ended June 30, 2000, an increase of SEK 11.0 million, or 21.1%. The increase is primarily the result of an increase in sales volume. Cost of sales as a percentage of sales was 34.9% for the six months ended June 30, 2001 a reduction of 9.6% compared to the six months ended June 30, 2000. This improvement is due to lower costs associated with DVD, Internet and broadcasting sales.

      Gross Profit. In the six months ended June 30, 2001, we realized a gross profit of SEK 117.3 million, or 65.1% of net sales, compared to SEK 64.8 million, or 55.5% of net sales for the six months ended June 30, 2000. This represents an increase of 9.6% in gross profit in relation to net sales. We attribute this increase to increased sales in areas with higher margins such as DVD, Internet and broadcasting.

      Selling, general and administrative expenses. Our selling, general and administrative expenses were SEK 66.6 million for the six months ended June 30, 2001 compared to SEK 42.4 million for the six months ended June 30, 2000, an increase of SEK 24.2 million, or 57.1%. We attribute this increase to our continued investment in Internet, DVD and broadcasting related activities and we expect this to continue in 2001.

      Operating profit. We reported an operating profit of SEK 50.7 million for the six months ended June 30, 2001 compared to SEK 22.5 million for the six months ended June 30, 2000, an increase of SEK 28.2 million, or 126%. The increase is primarily attributable to increased sales and higher margins.

      Sale of controlled entity. We reported a net gain of SEK 17.2 million for the three months ended June 30, 2001 for the sale of our subsidiary, Private Circle, Inc.

      Interest expense. Our interest expense was SEK 1.4 million for the six months ended June 30, 2001, compared to SEK 0.9 million for the six months ended June 30, 2000, representing an increase of SEK 0.5 million. We attribute this increase to higher average short-term borrowings outstanding during the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

      Income taxes. We estimate income taxes for the interim period based on the effective tax rate expected to be applicable for our full fiscal year. Our income tax expense was SEK 14.7 million for the six months ended June 30, 2001, compared to SEK 2.6 million for the six months ended June 30, 2000. We attribute this increase of SEK 12.1 million to increased DVD, Internet and broadcasting sales, higher margins and a one-time tax provision of SEK 4.0 million relating to the sale of certain land and building.

      Net income. Our net income was SEK 52.4 million for the six months ended June 30, 2001, compared to SEK 21.2 million for the six months ended June 30, 2000. We attribute this increase in net income in 2001 of SEK 31.3 million, or 148%, primarily to increased DVD, Internet and broadcasting sales, higher margins from these sales and the net gain on the sale of the Private Circle, Inc. subsidiary.

Liquidity and Capital Resources

      We reported a working capital surplus of SEK 185.1 million at June 30, 2001, an increase of SEK 44.6 million compared to the year ended December 31, 2000. The increase is principally attributable to increased short-term investments, accounts receivable and inventories offset by income taxes payable.

Operating Activities

      Net cash provided by operating activities was SEK 42.0 million for the six months ended June 30, 2001, and is primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 52.4 million and adjustments to reconcile net income to net cash flows from operating activities, representing depreciation of SEK 3.4 million, tax provision on asset held for sale of SEK 4.0 million, amortization of goodwill of SEK 1.4 million, and amortization of photographs and videos of SEK 19.0 million offset by gain on sale of controlled entity of SEK 17.2 million, provided a total of SEK 63.1 million. The total of SEK 63.1 million was then primarily reduced by the increases in trade accounts receivable, related party receivable, inventories and prepaid expenses and other current assets and totaling SEK 36.4 million, offset by SEK 15.3 million from accounts payable trade, income taxes payable and accrued other liabilities. Net cash provided by operating activities was SEK 22.7 million for the six months ended June 30, 2000. The increase in cash provided by operating activities for the six months ended June 30, 2001 is principally the result of net income and adjustments to reconcile net income to net cash flows from operating activities.

Investing Activities

      Net cash used in investing activities for the six months ended June 30, 2001 was SEK 39.4 million. The investing activities are principally investment in library of photographs and videos of SEK 30.8 million, which were carried out in order to maintain the 2001 release schedule for both video and DVD. In addition to investment in library of photographs and videos, SEK 16.0 million short-term investments, SEK 4.5 million was invested in capital expenditures, SEK 9.1 million in investment in subsidiary and SEK 1.5 million in asset held for sale offset by SEK 21.4 million from cash from sale of controlled entity and SEK 1.1 million in other assets. The decrease over the comparable six-month 2000 period is principally due to increased short-term investments as a result of cash received from sale of controlled entity, investments in library of photographs and videos in order to maintain inventory levels and expand DVD activities and investments in subsidiary represented primarily by the acquisition of assets from Private USA to be invested in our proprietary distribution operation in the U.S.

Financing Activities

      Net cash provided by financing activities for the six months ended June 30, 2001 was SEK 6.6 million, represented primarily by long-term borrowings and conversion of warrants. The increase over the comparable six-month 2000 period is primarily due increased borrowings offset by less conversion of warrants.

      We expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds to support more rapid expansion or respond to unanticipated requirements. If additional funds are raised through the issuance of equity securities, our shareholders' percentage ownership will be reduced, they may experience additional dilution, or these newly issued equity securities may have rights, preferences, or privileges senior to those of our current shareholders. Additional financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business.

                          PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

       a. Exhibits

          2.1 Purchase Agreement between Peach Entertainment Distribution and Adductor Gruppen, AB.
          2.2 Asset Purchase Agreement between Private Media Group, Inc. and Anton Enterprises d.b.a. Private USA.

       b. Reports on Form 8-K:
          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRIVATE MEDIA GROUP, INC.
                                           (Registrant)

Date: August 16, 2001               /s/ Johan Gillborg
                                    --------------------------------------------
                                    Johan Gillborg
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

          2.1 Purchase Agreement between Peach Entertainment Distribution and Adductor Gruppen, AB.

          2.2 Asset Purchase Agreement between Private Media Group, Inc. and Anton Enterprises d.b.a. Private USA.