Form 10-Q
period 2001-09-30
PRIVATE MEDIA GROUP INC
filed 2001-11-14
CIK 1068084

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

        For the quarterly period ended...............September 30, 2001
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the transition period from.........to..........
                       Commission file number 000-25067

                           PRIVATE MEDIA GROUP, INC.
              (Exact Name of Issuer as Specified in its Charter)


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

 Yes  X   No
    ----    ----

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                             Outstanding at November 2, 2001
          -----                             -------------------------------

 Common Stock, par value $.001                           28,161,406

                                    PART I.

Item 1.  Financial Statements
                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      December 31,              September 30,
                                                                                 (Unaudited)
                                                      ------------    -----------------------------
                                                          2000             2001            2001
                                                      -------------   -------------   -------------
                                                          SEK               SEK               USD
                                                                      (in thousands)
ASSETS
Cash and cash equivalents...........................     14,381             17,400            1,632
Short-term investments (Note 5).....................          -             28,059            2,632
Trade accounts receivable - net.....................    116,555            162,651           15,258
Related party receivable............................      4,515             11,783            1,105
Inventories - net (Note 3)..........................     56,677             69,157            6,488
Prepaid expenses and other current assets...........     29,340             29,657            2,782
                                                        -------            -------           ------
TOTAL CURRENT ASSETS................................    221,468            318,708           29,898

Library of photographs and videos - net.............    104,183            126,066           11,826
Property, plant and equipment - net.................     18,150             24,875            2,333
Goodwill - net (Note 4).............................     15,843             26,344            2,471
Asset held for sale.................................     20,976                  -                -
Other assets........................................      7,443              2,043              192
                                                        -------            -------           ------
TOTAL ASSETS........................................    388,063            498,036           46,720
                                                        =======            =======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings...............................        674              1,187              111
Accounts payable trade..............................     49,022             54,908            5,151
Income taxes payable................................     21,403             31,605            2,965
Deferred tax liability..............................        130                130               12
Accrued other liabilities...........................      9,729             18,329            1,719
                                                        -------            -------           ------
TOTAL CURRENT LIABILITIES...........................     80,958            106,159            9,959

Long-term borrowings................................      4,682                  -                -

SHAREHOLDERS' EQUITY
$4.00 Series A Convertible Preferred Stock
10,000,000 shares authorized, 7,000,000
shares issued and outstanding.......................          -                  -                -
Common Stock, $.001 par value, 100,000,000
shares authorized 27,750,920 and 28,146,531
issued and outstanding at December 31, 2000
and September 30, 2001, respectively................      8,310              8,313              780
Additional paid-in capital..........................     88,127            109,917           10,311
Stock dividends to be distributed...................      6,728             11,165            1,047
Retained earnings...................................    199,838            263,357           24,705
Accumulated other comprehensive income..............       (580)              (876)             (82)
                                                        -------            -------           ------
TOTAL SHAREHOLDERS' EQUITY..........................    302,423            391,876           36,761
                                                        -------            -------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........    388,063            498,036           46,720
                                                        =======            =======           ======

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                       Three-months ended                       Nine-months ended
                                                          September 30,                           September 30,
                                                           (unaudited)                             (unaudited)
                                                 -----------------------------   --------------------------------------------
                                                       2000            2001           2000            2001           2001
                                                    Restated                        Restated
                                                 -------------   -------------   -------------   -------------    -----------
                                                       SEK             SEK             SEK             SEK             USD
                                                                                 (in thousands)
Net sales.....................................          67,408          86,666         184,237         266,883         25,036
Cost of sales.................................          22,848          23,720          74,839          86,683          8,132
                                                 -------------   -------------   -------------   -------------    -----------
Gross profit..................................          44,561          62,945         109,397         180,200         16,904
Selling, general and administrative expenses..          24,350          38,189          66,713         104,763          9,828
                                                 -------------   -------------   -------------   -------------    -----------
Operating profit..............................          20,210          24,756          42,684          75,437          7,077
Sale of controlled entity.....................               -               -               -          17,229          1,616
Interest expense..............................           1,233               -           2,086           1,217            114
Interest income...............................               -             526           2,173             942             88
                                                 -------------   -------------   -------------   -------------    -----------
Income before income tax......................          18,977          25,282          42,771          92,392          8,667
Income taxes..................................           2,247           3,034           4,874          17,693          1,660
                                                 -------------   -------------   -------------   -------------    -----------
Net income....................................          16,730          22,248          37,897          74,698          7,007
                                                 -------------   -------------   -------------   -------------    -----------
Other comprehensive income:
Foreign currency adjustments..................              92           1,322             551            (296)           (28)
                                                 -------------   -------------   -------------   -------------    -----------
Comprehensive income..........................          16,822          23,570          38,448          74,402          6,980
                                                 =============   =============   =============   =============    ===========

Income applicable to common shares............          13,341          18,517          28,389          63,533          5,960
                                                 =============   =============   =============   =============    ===========

Net income per share:
Basic (restated)..............................            0.49            0.66            1.05            2.27           0.21
                                                 =============   =============   =============   =============    ===========
Diluted.......................................            0.34            0.45            0.77            1.51           0.14
                                                 =============   =============   =============   =============    ===========

              See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine-months ended
                                                                                   September 30,
                                                                                    (unaudited)
                                                                  ---------------------------------------------
                                                                       2000             2001           2001
                                                                     Restated
                                                                  -------------    -------------    -----------
                                                                        SEK              SEK             USD
                                                                                  (in thousands)
Cash flows from operating activities:
Net income.....................................................          37,897           74,698          7,007
Adjustment to reconcile net income to net cash
   flows from operating activities:
   Deferred Taxes..............................................            (725)               -              -
   Depreciation................................................           2,815            4,250            399
   Stock-based compensation....................................             150                -              -
   Tax provision on asset held for sale........................               -            4,000            375
   Amortization of goodwill....................................           1,183            2,156            202
   Gain on sale of controlled entity...........................               -          (17,229)        (1,616)
   Amortization of photographs and videos......................          18,668           31,803          2,983
Effects of changes in operating assets and liabilities:
   Trade accounts receivable...................................         (24,068)         (45,495)        (4,268)
   Related party receivable....................................            (447)          (7,268)          (682)
   Inventories.................................................         (11,583)          (8,021)          (752)
   Prepaid expenses and other current assets...................          (9,801)            (303)           (28)
   Accounts payable trade......................................           9,796            5,285            496
   Income taxes payable........................................           2,547            6,202            582
   Accrued other liabilities...................................              33            8,600            807
                                                                        -------          -------        -------
Net cash provided by operating activities......................          26,465           58,678          5,504
Cash flows from investing activities:
Purchase of short-term investments.............................                           28,059          2,632
Investment in library of photographs and videos................          26,180           53,686          5,036
Capital expenditures...........................................             413            5,672            532
Investment in subsidiary.......................................               -            9,091            853
Cash from sale of controlled entity............................               -          (21,444)        (2,012)
Investments in asset held for sale.............................             352          (20,976)        (1,968)
Investments in (sale of) other assets..........................           4,098           (1,187)          (111)
Cash acquired in acquisition...................................             673                -              -
                                                                        -------          -------        -------
Net cash used in investing activities..........................          31,716           52,901          4,963
Cash flow from financing activities:
Conversion of stock-options and warrants.......................           8,103            1,707            160
Long-term borrowings (repayments on loans), net................          (1,049)          (4,682)          (439)
Short-term borrowings (repayments), net........................            (475)             513             48
                                                                        -------          -------        -------
Net cash (used in) provided by financing activities............           6,579           (2,462)          (231)
Foreign currency translation adjustment........................             550             (296)           (28)
                                                                        -------          -------        -------
Net  increase in cash and cash equivalents.....................           1,878            3,019            283
Cash and cash equivalents at beginning of the period...........           7,370           14,381          1,349
                                                                        -------          -------        -------
Cash and cash equivalents at end of the period.................           9,248           17,400          1,632
                                                                        =======          =======        =======

Cash paid for interest.........................................             818              852             80
                                                                        =======          =======        =======
Cash paid for taxes............................................             811            7,492            703
                                                                        =======          =======        =======

              See accompanying notes to consolidated statements.

1.   Basis of presentation and accounting policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 2000.

     The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which Private Media Group, Inc. generate their cash flows.

     Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2001 and for the nine months then ended have been translated into United States dollars ("USD") at the rate of SEK 10.66 per USD 1.00 the exchange rate of the Swedish Riksbank on September 30, 2001. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

     Short term investments

     The Company considers highly liquid investments which generally have insignificant interest rate risk and original maturities of three months or less to be cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of the Company's investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, recorded as a component of
comprehensive income included in stockholders' equity.   Realized gains and
losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Gross unrealized gains and losses on short-term investments were not significant at September 30, 2001. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company's current operations.

2.   Restatement

     As previously reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, in connection with the preparation of the Company's 2000 annual financial statements, management of the Company determined that the previously issued 1996,1998 and 1999 financial statements required restatement. Certain of the items requiring restatement also affected certain previously issued interim consolidated financial statements, including the consolidated financial statements contained in the Company's Form 10-QSBs for the quarters ended March 31, June 30 and September 30, 2000. The impact of the restatement on the June 30 and September 30, 2000 net income was a reduction of SEK 2,820 thousand (SEK 0.06 per diluted share) and SEK 3,748 thousand (SEK 0.08 per diluted share) in each quarter respectively. Accordingly, the previously issued interim financial statements for the three and nine months ended September 30, 2000, have been restated.

   The Company has revised its previously reported basic earnings per share presentation for the three and nine month periods ended September 30, 2000, respectively to properly reflect the issuance of common shares as dividends earned on its outstanding convertible preferred stock. This had the effect of reducing previously reported basic earnings per share by SEK 0.13 per share and SEK 0.35 per share, for the three and nine month periods ended September 30, 2000, respectively. This change had no effect on previously reported diluted earnings per share in any of these periods.

3.   Inventories

     Inventories consist of the following:


                                                            December 31,         September 30,
                                                        ------------------   -------------------
                                                                 2000                2001
                                                        ------------------   -------------------
                                                                SEK                   SEK
                                                                      (in thousands)
     Magazines........................................         23,585                20,807
     Video cassettes..................................         20,516                24,223
     DVDs.............................................          8,210                21,147
     Other............................................          4,366                 2,980
                                                               ------                ------
                                                               56,677                69,157
                                                               ======                ======

4.   Transactions

     Coldfair Holdings Ltd. acquisition

     On January 1, 2001, the Company acquired all of the outstanding shares of Coldfair Holdings Ltd. ("Coldfair") for total consideration of SEK 13,356,000. The consideration consisted of 248,889 shares of the Company's common stock. The excess of the purchase price over the fair market value of the net assets acquired has resulted in goodwill of SEK 7,760,246.

     The allocation of the purchase price is as follows:

                                                               SEK
                                                           ------------

     Current assets..................................           615,819
     Fixed assets and other intangibles..............         5,580,900
     Current liabilities.............................          (600,965)
     Goodwill........................................         7,760,246
                                                             ----------
                                                             13,356,000
                                                             ==========

     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Coldfair has been included in the Company's consolidated financial statements since the date of acquisition. Goodwill is being amortized on a straight line basis over 10 years.

     Anton Enterprises, Inc. d.b.a. Private USA acquisition

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

     The allocation of the purchase price is as follows:

                                                               SEK
                                                           ------------

      Current assets..................................        4,459,991
      Goodwill........................................        4,631,259
                                                              ---------
                                                              9,091,250
                                                              =========

     The Company's pro forma revenues and net income, assuming these acquisitions occurred on January 1, 2000 and 2001, respectively would not have been materially different from reported results.

     Sale of controlled entity

     On April 8, 2001, the Company's Swedish subsidiary Peach Entertainment Distribution AB entered into an agreement to sell its interest in Private Circle, Inc. a company, the activities of which the Company may be deemed to control for cash of SEK 21,444 thousand. This agreement was consummated on May 3, 2001 and the final consideration paid in cash was SEK 27,139 thousand.

Through the sale of Private Circle, Inc. the Company realized a net gain of SEK 17,229 thousand.

     Sale of land and building

     In July, 2001, the Company's Spanish subsidiary Viladalt S.L. entered into an agreement to sell certain land and building for a consideration of SEK 29.0 million. The sale closed in July, 2001 and the Company received the cash consideration and repaid related outstanding long-term borrowings of SEK 9.5 million.

5.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three-months ended                 Nine-months ended
                                                        September 30,                     September 30,
                                              -------------------------------   -------------------------------
                                                    2000            2001              2000             2001
                                                  Restated                          Restated
                                              --------------   --------------   --------------   --------------
Numerator: (SEK in thousands)

Net income (numerator diluted EPS).........           16,730           22,248           37,897           74,698
                                              ==============   ==============   ==============   ==============

Less: Dividends on preferred stock.........            3,389            3,731            9,508           11,165
                                              --------------   --------------   --------------   --------------

Income applicable to common shares
(numerator basic EPS)......................           13,341           18,517           28,389           63,533
                                              ==============   ==============   ==============   ==============

Denominator:

Denominator for basic earnings per share -
 Weighted average shares...................       27,173,869       28,142,565       27,110,716       28,032,075

Effect of dilutive securities:
   Preferred stock.........................       21,000,000       21,000,000       21,000,000       21,000,000
   Common stock warrants and options.......          675,250          463,533        1,027,825          347,625
   Stock dividends to be distributed.......           56,395           43,503           56,395          145,421
                                              --------------   --------------   --------------   --------------

Denominator for diluted earnings per share
 - weighted average shares and assumed
 conversions...............................       48,905,514       49,649,601       49,194,936       49,525,121
                                              ==============   ==============   ==============   ==============

Earnings per share (SEK)
   Basic...................................             0.49             0.66             1.05             2.27
                                               =============   ==============   ==============   ==============
   Diluted.................................             0.34             0.45             0.77             1.51
                                               =============   ==============   ==============   ==============

6.  Recent Accounting Pronouncements

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

    Adoption of these new standards will have an impact on the Company's reported goodwill amortization expense and potentially on the carrying value of goodwill. Goodwill amortization expense for the nine months ended September 30, 2001 amounted to SEK 2,156 thousand, and the net carrying value of goodwill as of that date was SEK 26,344 thousand.

    In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 "Asset Retirement Obligations" ("SFAS 143") regarding non-temporary removal of long-lived asset from service, whether by sale, abandonment, recycling or other method of disposal.

    Under SFAS 143 qualifying asset retirement obligations resulting from legal obligations associated with retirement are recorded at present fair value when the liability is deemed probable, which for assets acquired subject to existing retirement obligations will entail recognition upon acquisition.

    The fair present value of the retirement obligations are recorded as an increase to long-lived assets, which is subsequently amortized using a systematic and rational allocation method. Under SFAS 143 the retirement obligation is accreted to future value over time, with the increase in obligation being recorded as interest expense.

    SFAS 143 will become effective the first day of fiscal years beginning after June 15, 2002, which for the Company will be January 1, 2003, with early application permitted. The transition impact will be recorded as a cumulative change in accounting policy as of the beginning of the fiscal year. Management does not expect that the adoption of SFAS 143 will have a material impact on the of the Company's results of operations or financial position.

    In October 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121")" and those sections of Accounting Principle Board Standard No. 30 "Reporting the Results of Operations" ("APB 30"), related to discontinued operations. The scope of SFAS 144 includes long-lived assets, or groups of assets, to be held and used as well as those which are to be disposed of by sale or by other method, but excludes a number of long-lived assets such as goodwill and intangible assets not being amortized under the application of SFAS 142. Under SFAS 144 the impairment test methodologies of SFAS 121 are essentially unchanged as the standard requires testing for impairment when indicators of impairment are in evidence, and that impairment losses are recognized only if the assets carrying value is not recoverable (based on undiscounted cash flows) and the carrying value of the long lived asset (group) is higher than the fair value.

    SFAS 144 is effective the first day of fiscal years beginning after December 15, 2001, which for the Company will be January 1, 2002, with early application encouraged. Management does not expect that the adoption of SFAS 144 will have a material impact on the of the Company's results of operations or financial position.

7.  Contingent Liability

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

    As previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2000, in connection with the preparation of our 2000 annual financial statements, our management determined that the previously issued 1996, 1998 and 1999 financial statements required restatement. Certain of the items requiring restatement also affected certain previously issued interim consolidated financial statements, including the consolidated financial statements contained in our Form 10-QSBs for the quarters ended March 31, June 30 and September 30, 2000.

    Accordingly, the previously issued interim financial statements for the three and nine months ended September 30, 2000, have been restated in this Report as described in Note 2 to the accompanying Consolidated Financial Statements to reflect (i) increases in previously reported income tax expense in both years related to certain intercompany contractual arrangements which affect the character and amount of taxable income reported in certain countries, and
(ii) increased revenues, operating expenses and interest expense in both years as a result of the consolidation of two companies, Private Circle, Inc. and Viladalt S.L., which we may be deemed to have controlled during the periods. All amounts and percentages in the following discussions reflect the effects of such restatements.

    We have revised our previously reported basic earnings per share presentation for the three and nine month periods ended September 30, 2000, respectively to properly reflect the issuance of common shares as dividends earned on our outstanding convertible preferred stock. This had the effect of reducing our previously reported basic earnings per share by SEK 0.13 per share and SEK 0.25 per share, for the three and nine month periods ended September 30, 2000, respectively.

The change had no effect on previously reported diluted earnings per share in any of these periods.

    The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Results of Operations

    Three months ended September 30, 2001 compared to the three months ended September 30, 2000

    Net sales. For the three months ended September 30, 2001, we had net sales of SEK 86.7 million compared to net sales of SEK 67.4 million for the three months ended September 30, 2000, an increase of 28.6%. We attribute this change mainly to an increase in DVD and Internet (subscriptions and licensing) sales. DVD sales increased 166% to SEK 36.4 million for the three months ended September 30, 2001. Film sales in videocassette format increased slightly during the same period. Internet sales for the same period increased 40% to SEK 17.7 million. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We attribute the growth in Internet subscriptions and sales to the increasing number of people who are able to connect to the Internet. Sales from DVD and Internet provide additional net sales from content previously sold on videocassette. We believe that the growth in DVD and Internet sales will continue through the remainder of 2001.

    There was no material change in net sales of magazines and broadcasting (cable, satellite and hotel-television programming) during the period compared to the three months ended September 30, 2000.

    During the three months ended September 30, 2001, the DVD, Internet and broadcasting sales, taken as a whole, increased 75%, to SEK 59.0 million compared to the three months ended September 30, 2000.

    In May, 2001 we sold our interest in our subsidiary, Private Circle, Inc., which engaged in the design, production and marketing of trendy apparel. Accordingly, revenues and expenses associated with Private Circle, Inc. did have a some impact in the third quarter of 2000, but not in 2001.

    Cost of Sales. Our cost of sales was SEK 23.7 million for the three months ended September 30, 2001 compared to SEK 22.8 million for the three months ended September 30, 2000, an increase of SEK 0.9 million, or 3.8%. The increase was primarily the result of an increase in sales volume. Cost of sales as a percentage of sales was 27.4% for the three months ended September 30, 2001, a reduction of 6.5% compared to the three months ended September 30, 2000. This improvement was the direct effect of lower costs associated with DVD, Internet and broadcasting sales.

    Gross Profit. In the three months ended September 30, 2001, we realized a gross profit of SEK 62.9 million, or 72.6% of net sales compared SEK 44.6 million, or 66.1% of net sales for the three months ended September 30, 2000. This represented an increase of 6.5% in gross profit in relation to net sales. We attribute this increase to increased sales in areas with higher margins such as DVD, Internet and broadcasting.

    Selling, general and administrative expenses. Our selling, general and administrative expenses were SEK 38.2 million for the three months ended September 30, 2001 compared to SEK 24.4 million for the three months ended September 30, 2000, an increase of SEK 13.8 million, or 56.8%. We attribute this increase to our continued investment in Internet, DVD and broadcasting related activities and we expect this to continue through 2002.

    Operating profit. We reported an operating profit of SEK 24.8 million for the three months ended September 30, 2001 compared to SEK 20.2 million for the three months ended September 30, 2000, an increase of SEK 4.5 million, or 22.5%. We attribute this increase primarily to increased sales and higher margins.

    Interest expense. We had no interest expense for the three months ended September 30, 2001, compared to SEK 1.2 million for the three months ended September 30, 2000, a decrease of SEK 1.2 million. We attribute this decrease to payoff of long term debt related to land and building and lower average short-term borrowings outstanding during the three months ended September 30, 2001, compared to the three months ended September 30, 2000.

    Income taxes. We estimate income taxes for the interim period based on the effective tax rate expected to be applicable for our full fiscal year. Our income tax expense was SEK 3.0 million for the three months ended September 30, 2001, compared to SEK 2.2 million for the three months ended September 30, 2000. We attribute this increase of SEK 0.8 million to increased DVD, Internet and broadcasting sales, higher margins.

    Net income. Our net income was SEK 22.2 million for the three months ended September 30, 2001, compared to SEK 16.7 million for the three months ended September 30, 2000. We attribute this increase in net income in 2001 of SEK 5.5 million, or 33%, primarily to increased DVD, Internet and broadcasting sales, higher margins from these sales.

    Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

    Net sales. For the nine months ended September 30, 2001, we had net sales of SEK 266.9 million which compared to net sales of SEK 184.2 million for the nine months ended September 30, 2000 represents an increase of 44.9%. We attribute this change mainly to an increase in DVD, Internet (subscriptions and licensing) and broadcasting (cable, satellite and hotel-television programming) sales. Sales from broadcasting increased 51% to SEK 19.2 million compared to the nine months ended September 30, 2000. DVD sales increased 156% to SEK 84.4 million for the nine months ended September 30, 2001. Film sales in videocassette format increased slightly during the same period. Internet sales for the same period increased 81% to SEK 55.3 million. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We attribute the growth in broadcasting sales to the growing digital satellite and cable television market. We attribute the growth in Internet sales to the increasing number of people who are able to connect to the Internet. Sales from broadcasting, DVD and Internet provided additional net sales from content previously sold on videocassette. We believe that the growth in broadcasting, DVD and Internet sales will continue through the remainder of 2001.

    Net sales of magazines remained approximately the same during period compared to the nine months ended September 30, 2000.

    During the nine months ended September 30, 2001, the DVD, Internet and broadcasting sales, taken as a whole, increased 108%, to SEK 158.9 million compared to the nine months ended September 30, 2000.

    In May, 2001 we sold our interest in our subsidiary, Private Circle, Inc., which engaged in the design, production and marketing of trendy apparel. Accordingly, revenues and expenses associated with Private Circle, Inc. did not have a significant impact in the second and third quarter of 2001. Also, during the second quarter of 2001 we acquired the assets of Private USA, our North American distributor. As a result of the change in ownership, revenues associated with Private USA during this quarter declined and operations were briefly suspended, causing a temporary decline in revenues from North American distribution activities. Our distribution activities in North America are now operating normally.

    Cost of Sales. Our cost of sales was SEK 86.7 million for the nine months ended September 30, 2001 compared to SEK 74.8 million for the nine months ended September 30, 2000, an increase of SEK 11.8 million, or 15.8%. The increase was primarily the result of an increase in sales volume. Cost of sales as a percentage of sales was 32.5% for the nine months ended September 30, 2001 a reduction of 8.1% compared to the nine months ended September 30, 2000. This improvement was the direct result of lower costs associated with DVD, Internet and broadcasting sales.

    Gross Profit. In the nine months ended September 30, 2001, we realized a gross profit of SEK 180.2 million, or 67.5% of net sales, compared to SEK 109.4 million, or 59.4% of net sales for the nine months ended September 30, 2000. This represented an increase of 8.1% in gross profit in relation to net sales. We attribute this increase to increased sales in areas with higher margins such as DVD, Internet and broadcasting.

    Selling, general and administrative expenses. Our selling, general and administrative expenses were SEK 104.8 million for the nine months ended September 30, 2001 compared to SEK 66.7 million for the nine months ended September 30, 2000, an increase of SEK 38.0 million, or 57.0%. We attribute this increase to our continued investment in Internet, DVD and broadcasting related activities and we expect this to continue through 2002.

    Operating profit. We reported an operating profit of SEK 75.4 million for the nine months ended September 30, 2001 compared to SEK 42.7 million for the nine months ended September 30, 2000, an increase of SEK 32.8 million, or 76.7%. We attribute this increase primarily to increased sales and higher margins.

    Sale of controlled entity. We reported a net gain of SEK 17.2 million for the nine months ended September 30, 2001 for the sale of our subsidiary, Private Circle, Inc.

    Interest expense. Our interest expense was SEK 1.2 million for the nine months ended September 30, 2001, compared to SEK 2.1 million for the nine months ended September 30, 2000, a decrease of SEK 0.9 million. We attribute this decrease to payoff of long term debt related to land and building and lower average short-term borrowings outstanding during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

    Income taxes. We estimate income taxes for the interim period based on the effective tax rate expected to be applicable for our full fiscal year. Our income tax expense was SEK 17.7 million for the nine months ended September 30, 2001, compared to SEK 4.9 million for the nine months ended September 30, 2000. We attribute this increase of SEK 12.8 million to increased DVD, Internet and broadcasting sales, higher margins and a one-time tax provision of SEK 4.0 million relating to the sale of certain land and building.

    Net income. Our net income was SEK 74.7 million for the nine months ended September 30, 2001, compared to SEK 37.9 million for the nine months ended September 30, 2000. We attribute this increase in net income in 2001 of SEK 36.8 million, or 97.1%, primarily to increased DVD, Internet and broadcasting sales, higher margins from these sales and the net gain on the sale of the Private Circle, Inc. subsidiary.

Liquidity and Capital Resources

    We reported a working capital surplus of SEK 212.5 million at September 30, 2001, an increase of SEK 72.0 million compared to the year ended December 31, 2000. The increase is principally attributable to increased short-term investments, accounts receivable and inventories offset by accounts payable trade, income taxes payable and accrued other liabilities.

Operating Activities

    Net cash provided by operating activities was SEK 58.7 million for the nine months ended September 30, 2001, and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. The net income of SEK 74.7 million and adjustments to reconcile net income to net cash flows from operating activities, representing depreciation of SEK 4.3 million, tax provision on asset held for sale of SEK 4.0 million, amortization of goodwill of SEK 2.2 million, and amortization of photographs and videos of SEK 31.8 million offset by gain on sale of controlled entity of SEK 17.2 million, provided a total of SEK 99.7 million. The total of SEK 99.7 million was then primarily reduced by the increases in trade accounts receivable, related party receivable, inventories and prepaid expenses and other current assets and totaling SEK 61.1 million, offset by SEK 20.1 million from accounts payable trade, income taxes payable and accrued other liabilities. Net cash provided by operating activities was SEK 26.5 million for the nine months ended September 30, 2000. The increase in cash provided by operating activities for the nine months ended September 30, 2001 is principally the result of net income and adjustments to reconcile net income to net cash flows from operating activities.

Investing Activities

    Net cash used in investing activities for the nine months ended
September 30, 2001 was SEK 52.9 million. The investing activities were principally investment in library of photographs and videos of SEK 53.7 million, which are carried out in order to maintain the 2001 and 2002 release schedules for both video and DVD. In addition to investment in library of photographs and videos, SEK 28.1 million was invested in short-term investments, SEK 5.7 million in capital expenditures, SEK 9.1 million in investment in subsidiary and offset by SEK 21.4 million from cash from sale of controlled entity, SEK 21.0 million from asset held for sale and SEK 1.2 million from other assets. The increase over the comparable nine-month 2000 period is principally due to increased short-term investments as a result of cash received from sale of controlled entity, investments in library of photographs and videos in order to maintain inventory levels and expand DVD activities and investments in subsidiary represented primarily by the acquisition of assets from Private USA to be invested in our proprietary distribution operation in the U.S.

Financing Activities

    Net cash used in financing activities for the nine months ended
September 30, 2001 was SEK 2.5 million, represented primarily by repayments of long-term borrowings offset by conversion of warrants. The decrease over the comparable nine-month 2000 period is primarily due to repayments of borrowings offset by less conversion of warrants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

    We transact our business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The principal currencies in which our revenues and expenses are incurred are the Swedish Kronor, various Euro-zone currencies and the U.S. dollar. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material.

    We do not use financial instruments or derivatives to hedge our operations in foreign currencies or for speculative trading purposes.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRIVATE MEDIA GROUP, INC.
                                         (Registrant)

Date:  November 13, 2001            /s/ Johan Gillborg
                                    --------------------------------------------
                                    Johan Gillborg
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)