Form 10-K
period 2001-12-31
PRIVATE MEDIA GROUP INC
filed 2002-04-16
CIK 1068084

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

      For the fiscal year ended...........................December 31, 2001
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from...............to..................

                        Commission file number 000-25067

                            PRIVATE MEDIA GROUP, INC.
                (Name of Registrant as specified in its Charter)

                Nevada                                 87-0365673
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)

           Carretera de Rubi 22-26, 08190 Sant Cugat del Valles,
                               Barcelona, Spain
                   (Address of principal executive offices)

                                34-93-590-7070
                                --------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

         Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---
         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At April 12, 2002, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $97,386,431. The aggregate market value has been computed by reference to the last sales price of the common stock on April 12, 2002. On such date the registrant had 28,426,152 shares of Common Stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         This Report includes forward-looking statements. Statements other than statements of historical fact included in this Report, including the statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Report regarding future events or prospects, are forward-looking statements. The words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "should" or variations of these words, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We have based these forward-looking statements on our current view with respect to future events and financial performance. These views involve a number of risks and uncertainties which could cause actual results to differ materially from those we predict in our forward-looking statements and from our past performance. Although we believe that the estimates and projections reflected in our forward-looking statements are reasonable, they may prove incorrect, and our actual results may differ, as a result of the following uncertainties and assumptions:

         .   our business development, operating development and financial condition;
         .   our expectations of growth in demand for our products and services;
         .   our expansion and acquisition plans;
         .   the impact of expansion on our revenue potential, cost basis and margins;
         .   the effects of regulatory developments and legal proceedings on our business;
         .   the impact of exchange rate fluctuations; and
         .   our ability to obtain additional financing.

         We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except to the extent required by law. You should interpret all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf as being expressly qualified by the cautionary statements in this Report. As a result, you should not place undue reliance on these forward-looking statements.

     THE COMPANY

OVERVIEW

         We are a leading international provider of high quality adult media content for a wide range of media platforms. We acquire still photography and motion pictures tailored to our specifications from independent directors and process these images into products suitable for popular media formats such as print publications, DVDs, videotapes and electronic media content for Internet distribution. We distribute our adult media content directly, and through a network of local affiliates and independent distributors, through multiple channels, including (1) newsstands and adult bookstores, (2) mail order catalogues, (3) cable, satellite and hotel television programming and (4) over the Internet via proprietary websites and evolving broadband delivery services. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties. In the fiscal year ended December 31, 2001, we had net sales of SEK
360.6 million and net income of SEK 74.2 million.

         Our business was founded in 1965 and achieved initial success through our flagship publication, Private, the first full color, hard-core sex publication in the world. Today, we produce four X-rated periodical magazines:
Private, Pirate, Triple X and Private Sex, as well as several special feature publications each year. As of December 31, 2001, we had compiled a digital archive of more than two million photographs and all of our 337 print publications. We expect to add two additional issues and hundreds of photographs each month to this archive. Approximately 300,000 copies of our print publications are distributed each month at an average retail price of approximately Euro 11.50. We distribute our publications through a network of approximately 250,000 points of sale in more than 35 countries, with strong market positions in Europe, Latin America, Australia and Canada. We believe that our distribution network has the potential to reach nearly 500,000 points of sale in our existing markets.

         Since 1992, we have also acquired, processed and distributed adult motion picture entertainment. We acquire motion pictures that meet our exacting standards for entertainment content and production value from independent directors, either under exclusive contracts or on a freelance basis. We then edit and process these motion pictures to ensure consistent image quality and prepare and customize them for distribution in several formats, including DVDs, videocassettes, broadcasting, which includes cable, satellite and hotel television programming, and the Internet. Our proprietary motion pictures and those produced by joint ventures in which we participate have received 61 industry awards since 1994, evidencing our success in setting high quality standards for our industry. As of December 31, 2001, our movie library contained 462 titles. We expect to add approximately 136 additional titles in 2002.

         Since 1997, we have expanded our presence in emerging electronic markets for adult media content, such as the Internet, DVDs and broadcasting. We believe that these markets comprise the fastest growing segment of the adult entertainment industry. We launched our first Internet website, www.private.com, in 1997. In 1999, we launched two additional websites, www.privatecinema.com and www.privatelive.com. We also generate incremental sales by licensing our trademarks and proprietary adult media content for use on the websites of other companies.

         We license our content to cable and satellite television operators as well as to hotels. We have also launched two television channels, Private Gold and Private Blue, that broadcast our content. Consumers pay for these products either on a pay-per-view basis or by subscription.

         In May 2001, we launched our www.privatespeed.com website to deliver our proprietary motion pictures to our customers using broadband connections over the Internet. This website utilizes advanced networking technology to furnish customers with instant access to our motion picture archive by buying blocks of viewing time. We are also preparing to distribute our adult media content through fixed and third generation mobile telecommunications technologies. While broadband and other high-speed Internet and telephonic connections are in their infancy, we believe that these technologies represent a substantial growth opportunity for us in the future.

         We operate in a highly regulated industry. This requires us to be socially aware and sensitive to government strictures, including laws and regulations designed to protect minors and to prohibit the distribution of obscene material. We take great care to comply with all applicable governmental laws and regulations in each jurisdiction where we conduct business. Moreover, we do not knowingly engage the services of any business or individual that does not adhere to the same standards. Since 1965, we have never been held to have violated any laws or regulations regarding obscenity or the protection of minors.

         Our principal executive office is located at Carretera de Rubi 22-226, 08190 Sant Cugat del Valles, Barcelona, Spain, telephone 34-93-590-7070. In accordance with Nevada law we maintain a registered office at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada.

         Any reference in this Report to "we," "us" or "Private Media Group" refers to Private Media Group, Inc. and its consolidated subsidiaries. Milcap Media Group refers to Milcap Media Group SL (Spain) and Milcap Media Limited refers to Milcap Media Limited (Cyprus).

         Private, Private Media, our Private logo, Pirate, Triple-X, Triple-X Files, Private Black Label, Private XXX, Gaia, Private Sex, Private Life, Private Style, www.privatespeed.com, Private Gold, Private Blue, www.private.com, www.prvt.com, www.privatecinema.com, www.privatelive.com, www.privategold.com, www.privatechannels.com, www.sexclub.sex.se, www.privateusa.com, www.private.com.ar, www.private.com.au, www.maxs.se, www.sex.se, www.clubx.com.au, and www.privategold.com are some of our trademarks and trade names. Other marks used in this Report are the property of their owners, which includes us in some instances. Information on these websites is not a part of this Report.

         MARKET OPPORTUNITY

         Demand for adult entertainment products has grown substantially in recent years. We believe that the total worldwide adult entertainment market exceeds $56 billion annually. Of this market, we believe that our target market, including print publications, videocassettes, DVDs, broadcasting and the Internet, comprises more than $40 billion. We believe that two principal factors are driving growth in our industry: the relaxation of social and legal restrictions on distribution of adult entertainment products and new technologies that facilitate the distribution of high quality adult media content to consumers in the privacy of their own homes. As a result of liberalized regulation of adult entertainment products, we now distribute our products in physical form in more than 35 countries worldwide with an aggregate current population of 1.1 billion, as compared to six European countries with a population of 144 million when the current management took over in 1991. We expect this liberalizing trend to continue, which should expand our potential markets further in the future.

         The proliferation of easy to use electronic equipment, such as VCRs and DVD players, which allow consumers to view high quality video products in the privacy of their home, has boosted demand for adult media content compatible with these formats. For example, the installed base of DVD players in Western Europe and the United States doubled in 2001. Also, the evolution of the Internet as a channel of commerce and content distribution has stimulated additional demand for adult media content. In addition, advances in cable, satellite and hotel communications systems furnish another relatively new channel for the delivery of media content, including adult entertainment, into private homes, hotels and businesses.

         We expect these regulatory and technological developments to fuel increasing demand worldwide for adult media content of all kinds, including demand for products in our market niche for explicit, unrated adult media content. In addition, we believe that market demand for content to fill new media outlets will lead mainstream media content providers to seek still more adult media content in the future. We expect that the high quality standards of the mainstream media, technological demands of multiple delivery formats and global marketing and distribution costs will increase capital requirements for providers of adult media content. While the adult entertainment industry is currently characterized by a large number of relatively small producers and distributors, we believe that the factors discussed above will cause smaller, thinly capitalized producers to seek partners or exit the adult entertainment business, leading to a consolidation of the adult entertainment industry.

         OUR COMPETITIVE STRENGTHS

         We believe the following strengths, among others, will enable us to exploit the growing global market for adult entertainment:

Extensive library of high quality adult media content

         We have an extensive library of high quality adult media content. As of December 31, 2001, our library included still photographs developed for more than 300 back-issues of magazines and more than 400 motion pictures. We hold exclusive worldwide rights to this entire content archive. This has enabled us to enter into global distribution arrangements with a wide range of media content providers, including leading international companies. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored more than 50% of our existing motion pictures in digital form. We believe that this electronic archive constitutes one of the largest libraries of high quality adult media content in the world.

Recognized brand name

         We believe that our target customers associate the Private brand name with high quality adult entertainment products and services. This name recognition attracts leading producers of adult media content, as well as distributors and prospective joint venture partners interested in working with Private Media Group. We believe that the strength of our brand name leads to more favorable economic terms than we could otherwise obtain in our processing and distribution contracts, and enables us to negotiate favorable revenue sharing arrangements and joint ventures from which we derive significant licensing fees and royalty income. We have entered into joint venture and co-branding agreements with leading participants in our industry and other related industries, including Playboy and Penthouse. We seek to strengthen awareness of our brand name by consistently featuring the Private label prominently in our product packaging, cross-promoting our own products, selectively sponsoring athletes and distributing under the Private label complementary or ancillary non-media products that are consistent with an adult entertainment lifestyle. We believe that these activities engender a loyal customer base which, in turn, enables us to grow even with relatively modest external advertising and marketing expenditures.

Established market position and distribution network

         We have a well-established worldwide distribution network which has been built up over the past 35 years, including some 250,000 points of sale in over 35 countries as of December 31, 2001. In many markets, we believe that our established presence hinders our competitors' ability to break into the market. In some cases, exclusive distribution agreements improve our market position further. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. For example, we were able to utilize our existing video distribution channels to reach customers with our DVD-based products. In electronic media categories, we have entered into strategic alliances with a number of leading service providers, such as Terra/Lycos and T-Online, to facilitate widespread distribution. In addition, we have assembled an internal team of Internet specialists to maintain and improve our Internet infrastructure and electronic products and services. We believe that our broad, multi-format distribution network affords our customers convenient access to high quality adult media content in the format of their choice.

Flexible operating structure and access to substantial capital

         We acquire adult media content from third-party directors on a project basis. This approach gives us substantial flexibility in terms of production volume and delivery time, significantly reduces our fixed production overhead and largely eliminates the risk to us of cost overruns in production. Because of our multiple product and service formats and broad distribution network, we can afford to hire top directors in the industry, which we believe results in a higher quality product for our customers. Similarly, we reduce our fixed processing costs by outsourcing editing and duplication functions for most of our products, although we retain oversight of the overall production process for cost and quality control purposes. As a public company with access to the capital markets and, in recent years, significant operating cash flow, we believe that we will have sufficient financial resources to increase our production and grow through acquisitions without sacrificing our high quality standards.

Experienced professional management

         Our management team has extensive experience in the production and distribution of adult media content and in general business administration. Berth H. Milton, our Chief Executive Officer, has extensive knowledge of our industry and has successfully founded and developed other profitable businesses. Other members of our management team have broad expertise in content production, sales and marketing, technology and finance, and have contributed to our record of growth in our core business and in acquiring and integrating companies in related businesses.

         OUR STRATEGY

         Our vision is to be the world's preferred content provider of adult entertainment to consumers anywhere, at any time and across all distribution platforms and devices. We have developed the strategies described below to increase sales and operating margins while maintaining the quality of our products and services and the integrity of our brand name.

         Develop strategic alliances and joint ventures with businesses outside of the adult entertainment industry to broaden our distribution channels. We are entering into strategic alliances and joint ventures with leading media companies outside of the adult entertainment industry to distribute our adult media content for use on popular and newly developing media formats, including revenue sharing relationships with cable and satellite television operators and Internet service providers with significant market positions. We expect these initiatives to widen the scope of our distribution network, enabling us to reach new customers while supplying our partners and licensees with content.

         To be at the forefront of the adult entertainment industry in adapting new technology and distribution channels such as broadband distribution of our motion pictures. By actively seeking out and utilizing advanced technologies to distribute our content such as DVDs, broadband, Internet and cable and satellite television, we expect to increase revenues with minimal incremental cost. For example, we have recently launched a streaming video, or video-on-demand, product that exploits broadband technology over our new privatespeed.com website to deliver high quality adult media content directly to customers via the Internet. We believe that this broadband technology, in particular, offers us a significant opportunity to increase our net sales and operating margins and simplify our distribution chain. In addition, we were one of the first adult entertainment companies to embrace the DVD format.

         Increase market share through strategic acquisitions. The adult entertainment industry is currently fragmented and consolidating. We expect this trend to continue as small, privately owned companies seek to exit from the business. We plan to expand our market presence and increase our market share by acquiring local distributors in the markets in which we compete. In addition, we may seek to acquire existing business enterprises in other related businesses opportunistically. To finance future acquisitions, we expect to use a combination of cash flow generated by our operating activities and, in some instances, our common stock. As one of the few companies in our industry with publicly listed common stock, we believe that we will have a significant advantage over most of our competitors in financing such consolidating acquisitions.

         To complete the digitalization of our entire movie and photograph library in order to prepare our library for distribution in new electronic media. We have developed an extensive library of motion pictures and other pictorial content. Until recently, this library was archived on a master print, which would allow duplication in traditional media. New forms of electronic distribution provide us with an opportunity to use this content by distributing it on new forms of media, such as DVD, Internet and broadband. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored over 50% of our existing motion pictures in digital form.

         Continue to increase and strengthen brand awareness. We have developed strong brand awareness within each of our magazines and videos' targeted markets. We own the worldwide rights to all of our content. We seek to strengthen awareness of our brand name by consistently featuring the Private label prominently in our product packaging, cross-promoting our own products, selectively sponsoring sports and distributing under the Private label complementary or ancillary non-media products that are consistent with an adult entertainment lifestyle.

         OUR PRINCIPAL PRODUCTS AND MARKETS

         Magazine Publications

         We are the publisher of Private, an international X-rated magazine. Private was founded 35 years ago, and was the first full color, hardcore sex publication in the world. Today, we produce four X-rated magazines which are released bi-monthly: Private, Pirate, Triple X and Private Sex. In addition, special editions are released monthly and a book, The Best of Private, is released annually. Our newest magazine, Private Life, which is produced by our licensees, is the first softcore magazine we have distributed. We distribute these magazines through newsstands and other retail outlets.

         Movie Productions

         Since 1992, we have acquired and distributed adult motion picture entertainment. These productions generally feature men and women in a variety of erotic and sexual situations, generally in both hardcore and softcore versions. We distribute these movies primarily on videocassettes, DVDs, through cable, satellite and hotel television programming and over the Internet. We maintain the ownership and copyrights of every movie we finance and produce.

         We expect to produce approximately 100 X-rated and 36 R-rated movies in 2002, with distribution through a worldwide network that covers approximately 60,000 points of sale, including primarily videoshops and adult book stores. We believe we have the potential to reach more than 155,000 points of sale. Our first two monthly video labels were Private Film and Private Video Magazine. Both labels received critical acclaim in leading international magazines as well as numerous industry awards from industry associations and major adult entertainment movie festivals, including Adult Video News, Impulse d'Oro and Golden X. They were followed by the introduction of our monthly labels Triple X, Private Stories and Private Gold. In May 1997, we introduced Gaia, a bi-monthly label. In 1998, we introduced a bi-monthly new label, Private Black Label. In 1999, we introduced four new monthly labels Pirate Video Deluxe, Private XXX, The Matador Series and Peep Show Special. In 2000, in addition to several compilations, we introduced the label Private & Penthouse Video in conjunction with Penthouse.

         As of December 31, 2001, our movie library contained 462 movie titles. By the end of 2002 we expect the total to increase to approximately 600 titles. All titles are available on videocassette and nearly 50% are available on DVD. These products are sold by distributors, primarily to retail stores and wholesalers worldwide. Several of our original motion picture programs have also been re-edited and licensed to cable, satellite and hotel television operators.

         Internet

         Our Internet team has combined the quality of our extensive media library with the newest technology to create what we believe to be one of the best adult websites, www.private.com. We believe that the rapid growth of the e-commerce market and increased access to the Internet by consumers has created an excellent opportunity for us to utilize our proprietary assets through marketing and distribution on the Internet. Private.com offers its more than 100,000 members access to high quality adult content, including over 200,000 pages of magazine pictures, photosets, stories, an interactive search categories gallery and access to video clips from more than 400 Private Media Group movies. Private.com members also get access to live, webcam, and contact/personals content. Private.com acquires customers primarily through advertising in DVDs, videos, magazines and broadcast programming with minimal incremental cost. It also acquires new customers by establishing partnerships with leading portals including Excite, Lycos, T-online, Prisacom and other e-commerce websites.

         Due to Private.com's recognized brand name among adult site purveyors, we have many customers who have the confidence to make credit card payments to us. Current subscriptions prices are $29.95 for a month's subscription and $149.95 for an annual subscription. Consumers wishing to avoid credit card payments or not having a credit card can access Private.com content through so-called dialer access by dialing into a premium rate number and paying a per minute fee that varies depending on the country. Private Media Group also cross-sells its retail products through the Private.com shop. For example, Private.com is able to offer a consumer who views content on its website an opportunity to purchase that content, in a magazine, on DVD or video or in its on-line store. The Private.com website is currently generating traffic of approximately 2.5 million visits per month and more than 60 million pages are viewed per month. We currently maintain a staff of 36 full-time Internet employees.

         We have also developed a website called privatespeed.com, offering broadband customers access to Private Media Group's complete collection of movies and video content through video-on-demand. Privatespeed has a two pronged strategy for acquiring customers for its prepaid service: by partnering with broadband Internet service providers, or ISP's who host our content and distribute products to their installed customer bases and by targeting broadband customers directly, who view the content over the Internet. As of December 31, 2001, privatespeed.com has sold over 640,000 minutes directly to consumers since it launched in May 2001 with minimal marketing activity. We are currently negotiating agreements with leading broadband ISP's. We believe that with privatespeed.com we are well positioned among adult entertainment companies to take advantage of the transition to broadband content distribution.

         In addition, we are licensing the right to use our trademarks and media library on the Internet to third parties with independent websites. This licensing activity generates significant royalty income. In addition, we market our products on the Internet through distributor sites and shopping sites.

         OTHER MARKETS

         In April 1996, we launched our Private Collection International, Inc. line of adult pleasure products. We also license the Private name in connection with various lines of clothes, nutritional supplements, energy soft drinks, personal skin care products and on-line gaming. Channels of distribution for licensed products include conventional distribution channels, e-commerce and television home shopping.

         HISTORY

         The parent company, Private Media Group, Inc., was originally incorporated in 1980 as a Utah corporation under the name Glacier Investment Company, Inc. for the purpose of acquiring or merging with an established company. In 1991, we changed our domicile to the State of Nevada. The parent company had no material business activity prior to its acquisition of Milcap Media Limited and Cine Craft Limited in June 1998.

         On December 19, 1997 Private Media Group, Inc. entered into acquisition agreements with Milcap Media Limited and Cine Craft Limited to acquire all of their outstanding capital stock in exchange for 22,500,000 shares of Common Stock, 7,000,000 shares of the $4.00 Series A Preferred Stock, and 2,625,000 common stock purchase warrants. Private Media Group, Inc. completed these acquisitions on June 12, 1998. In connection with these acquisitions, in December 1997 the parent company changed its corporate name to Private Media Group, Inc. and declared a one for five reverse split of its Common Stock.

         On January 28, 2000, we acquired all of the outstanding shares of Extasy Video B.V. for total consideration of SEK 27.3 million. The consideration consisted of 208,464 shares of common stock and warrants to purchase 208,464 shares of common stock. The warrants are exercisable during the period January 28, 2001 to January 28, 2004 at an exercise price of $9.63.

         In May 2000, we authorized a three-for-one stock dividend on our common stock, which was distributed to holders of record of common stock on May 30, 2000.

         As of January 1, 2001, we acquired Coldfair Holdings Ltd., a company incorporated and organized under the laws of the Republic of Cyprus, for a total consideration of SEK 13.4 million payable in 248,889 shares of common stock. Coldfair Holdings is a company engaged in the marketing and sale of adult entertainment products and services.

         Effective April 1, 2001, we acquired the inventory and certain contracts of our U.S. distributor, Private USA, in exchange for SEK 9.1 million and the assumption of Private USA's obligations under some contracts.

         On April 8, 2001, Peach Entertainment Distribution AB (Sweden), a subsidiary of Private Media Group, Inc., sold its interest in Private Circle, Inc., a company engaged in the design, production and marketing of trendy casual apparel, for an adjusted consideration of SEK 27.1 million as of May 2001.

INDUSTRY OVERVIEW

         The adult entertainment industry has evolved rapidly in recent years. In spite of often intense political campaigning, there has been a general trend towards wider acceptance of adult entertainment content among the general public and mainstream media channels. New technologies have lowered costs and changed the way in which adult content is produced, distributed and viewed. Lower costs, in particular, have lowered barriers to entry and increased competition in the adult entertainment industry. The trend toward wider acceptance of sexually-explicit material and ongoing technological developments has created a large and growing global market for adult content.

         Historically, the adult entertainment industry has attracted a considerable level of government and regulatory attention primarily due to obscenity, which has led to limitations on either the explicitness of content or the availability. Traditionally, to view adult material, consumers were required to purchase movies in a public environment or to go to an adult movie theatre or peepshow.

         Through a process of evolution rather than revolution the adult entertainment industry has become more acceptable over time, with a relaxation of the regulations and guidelines governing the industry. For example, in the United Kingdom, one of Europe's more restrictive countries with respect to adult entertainment, there has been a gradual relaxation of what is suitable for public viewing. The British Board of Film Classification, BBFC, has introduced the `R18' category, allowing distribution of hardcore adult videos through licensed sex shops for the first time. The approval from the BBFC, and subsequent theatrical release of movies such as The Idiots and Intimacy have also broadened what is regarded as acceptable adult content.

         New technologies have helped to legitimize the industry and increase the size of the market. During the 1980s, the introduction of adult movies on videocassette and through broadcasting on cable and satellite television increased acceptance of adult media content by confining it to the privacy of the consumer's home. More recently, the Internet has become a primary distribution platform for both suppliers and consumers of adult media content providing low-cost delivery and increased privacy. Although currently unexploited, third generation mobile and handheld devices are likely to increase the market even further in the future, making adult media content viewing mobile.

         The production and distribution of adult media content is very competitive. Hundreds of companies are now producing and distributing movies to wholesalers and retailers, as well as directly to consumers. The low cost of high quality video cameras and equipment has significantly lowered the barrier to entry for production of adult media content. According to Adult Video News, approximately 10,000 new adult video titles were released in the United States in 1999, up from 8,950 in 1998 and 1,275 in 1990. The bulk of this production is represented by low quality, amateur productions, made for only a few thousand dollars, as opposed to the larger, professionally produced movies with high production values. Around 20 major producers, such as Private Media Group, Vivid, Video Company of America and Metro, release most high budget adult videos and DVDs. See "Business-Competition." In addition, because it costs as little as $ 5,000 to establish an Internet presence, there is significant competition among distributors of adult media content over the Internet. The proliferation of websites distributing adult media content has itself fueled a greater and ongoing demand for the creation and licensing of new adult media content.

         We believe that the global adult entertainment market exceeds $ 56 billion annually. This covers memberships and subscriptions, escort services, magazines, sex clubs, telephone sex lines, cable and satellite pay-per-view programming, adult videos and toys and other related products and services. In 1998, Forrester Research estimated the U.S. adult entertainment market at $ 10 billion annually. This compares to total U.S. cinema box office receipts for mainstream motion pictures of $ 7.7 billion in 2000 ($ 6.95 billion in 1998), indicating the size and importance of the adult market within the entertainment industry.

         VIDEO AND DVD SALES & RENTAL

         Bringing adult movies into the privacy of the home through the introduction of videocassettes along with cable and satellite services all but eliminated the adult theatre business. The introduction of the DVD and its rapid acceptance by the public is gradually shifting the balance of home viewing from videos to DVDs. DVDs offer better picture and sound quality than videos, worldwide compatibility and other add-ons. The DVD format also benefits suppliers and retailers. Several languages can be combined onto one DVD, so only the DVD cover needs to be changed for different territories. Also, back catalogue sales should initially increase as consumers look to replace their videocassette library with the new format.

         Although DVDs will not replace videocassettes completely in the near term because of the ability of users to record on videocassettes as well as their current high level of market penetration, currently comprising approximately 93 million households in the United States, rentals and sales of DVDs are likely to increase significantly as more DVD players are sold. IDC Research anticipates that the number of household with DVD players in the United States will increase to 43.6 million in 2002 from 15.0 million in 2000. Similar growth is expected in Western Europe, with the number of households with DVD players increasing to 13.5 million in 2002 from 4.7 million in 2000, according to the International Recording Media Association.

         In the U.S. market, total rental and retail spending on video and DVD titles in 2000 was over $ 19 billion, a 10% increase over 1999, according to the Video Software Dealers Association. In 2000, total sales and rentals of adult videos in the United States were approximately $ 4.0 billion according to Adult Video News estimates, including sales through general interest retailers and dedicated adult stores. In 2001, PR Week reported that the Free Speech Coalition estimated that 20% of all U.S. households with either cable or satellite television or a VCR watch adult movies.

         The provision of in-room entertainment services by major hotel chains throughout the world also serves as a distribution channel for adult media content. In addition to a selection of mainstream movies, hotel guests often will have a choice of softcore, and frequently hardcore, adult videos available on a pay-per-view basis. In the United States, these services are provided by companies such as On Command and Lodgenet, which supply approximately 950,000 and 800,000 hotel rooms, respectively. Estimates by analysts cited to by the Los Angeles Times in 2001 suggest that adult movies generate approximately half of total hotel pay-per-view revenue in the United States, approximately $ 250 million annually. Outside of the United States, excluding more restrictive countries such as the United Kingdom, hotel guests also have access to hardcore material on a pay-per-view basis.

         BROADCASTING

         Cable and satellite television have also brought adult media content into the privacy of the home. Technological developments, in particular the evolution of digital broadcasting, should not only increase the number of channels that can be delivered directly to the home, but should also lead to video on demand. The development of these services should benefit the adult entertainment industry by providing a greater number of special interest channels providing pay-per-view services. This should also increase the need for new adult media content.

         In the United States, in addition to softcore channels such as Playboy TV, AdulTVision, Spice Channel and The Adam & Eve Channel, there are several hardcore video channels available, including Eurotica, Exotica, Exxxtasy, True Blue, X!, Xxxcite and XXXplore, that offer uncensored hardcore material. In 2001, the Asian Wall Street Journal stated that, according to Kagan World Media, of a total pay-per-view revenue for satellite and cable television operators in the United States of $ 1.73 billion, around 27%, or $ 465.0 million, can be attributed to adult movies.

         In 1999, Playboy and Spice Entertainment Companies, Inc. entered into an agreement resulting in the combination of the two companies. Playboy also acquired three television networks - the Hot Network, the Hot Zone and Vivid TV - in July 2001 which has altered Playboy's focus from softcore to hardcore programming.

         At the end of 2000, according to Screen Digest, there were over 64 million subscribers to cable and satellite television in Western Europe. According to Forrester Research, in the United States there were approximately 83 million subscribers to satellite and cable television services at the end of 2000. The number of cable and satellite television subscribers is expected to continue to increase, as well as gradually shift from analog to digital services.

         INTERNET

         The adult entertainment industry was among the first to commercially exploit the Internet as a distribution channel, and among the few industries believed to generate a profit on the Internet. The Internet offers relative privacy for users, a seemingly endless selection of adult media content and can provide immediate delivery. Datamonitor research estimated that adult content accounted for 69% of paid content on the Internet in 1998.

         Pay sites contain most of the adult media content on the Internet, but free sites are also common and are primarily supported by advertising from pay sites. Free sites get a few cents for each viewer who clicks on an advertising banner. The banner then transports these viewers to a site that tries to entice the user into paying for content using their credit cards. In 1999, Datamonitor estimated that there were well over 100,000 sexually-oriented sites, of which only about 14,000 generate revenues. Of the revenue-generating sites, only a handful of these account for the majority of overall revenues on the Internet for adult media content.

         According to searchterms.com, `sex' is the third largest category searched for on the Internet after `autos' and `travel', but above `shopping', `games' and `MP3'. Of the 1.6 billion web pages indicated as available by the Google search engine, searching for `sex' results in 15.9 million pages and `porn' results in 3.3 million. In June 2001, Internet monitoring company NetValue estimated the following numbers of Internet users were visiting adult sites at least once per month: 5.3 million in Germany; 3.8 million in the United Kingdom; 2.7 million in France; 2.4 million in Italy and 1.5 million in Spain. In the United States, PR Week reported that Nielsen/Net and Media Metrix estimated that approximately 21 million Americans visit an adult content site at least once per month.

         A number of well-established Internet businesses have recognized the revenue potential of adult media content and now provide those services.Freenet.com, Germany's second largest internet service provider has launched Fundorado.de offering hardcore movies, photographs and sex chat groups on a monthly subscription basis. In the United Kingdom, online retailer Lastminute.com has recently introduced a range of adult games and toys to its site. However, this development has also been subject to criticism, leading to withdrawals such as Yahoo!'s reversal of its decision to sell adult videos on its sites after receiving numerous complaints from consumers.

         The use of the Internet for viewing adult media content is expected to increase significantly as home Internet access increases and broadband services become more widely available. IDC estimates that in 2005 the number of home Internet users will reach 194.1 million in the United States as compared to
100.8 million in 2000 and 196.4 million in Western Europe as compared to 80.3 million in 2000. Forrester Research estimates broadband services will reach
46.7 million households in the United States by 2005 as compared to 5.0 million in 2000 and 28.7 million in Western Europe as compared to 400,000 in 2000.

         The increased availability of adult media content on the Internet has attracted considerable attention. Concerns have arisen with respect to child protection and the distribution of illegal material. In response to the issue of child protection, a number of software packages have become available that control the content that can be accessed from a personal computer. Products such as Surfcontrol, NetNanny, Websense and others can be employed to filter sites for inappropriate material, blocking access for unauthorized users.

MAGAZINE PUBLICATIONS

         Our publishing operations include the publication of the adult magazines identified in the table below, special editions consisting of previously published material and occasional newsstand specials, calendars and paperback books. All of these magazines, together with local editions, are printed under various trade names and are distributed in over 35 countries. We publish several customized editions of our four principal magazines. Each edition contains the same editorial material but provides locally targeted content reflecting local governmental regulation regarding explicit adult publications. Most of our magazines feature pictures of men and women engaged in erotic and sexually explicit situations. We distribute approximately 300,000 copies of our print publications per month at an average retail price of approximately (Euro) 11.50. Our most popular publications are Private, Pirate, Private Sex and Triple X.

 MAGAZINE LIBRARY                                    As of December 31,
--------------------------------------------  --------------------------------
                                                    2001             2000
--------------------------------------------  ---------------  ---------------
 Title                                          No of Issues     No of Issues
                                              ---------------  ---------------
 Private...................................              168              162
 Pirate....................................               70               64
 Triple-X..................................               44               38
 Private Sex...............................               35               29
 Special Editions..........................                7                6
 Best of Private (Book)....................               13               12
                                              ---------------  ---------------
 Total.....................................              337              311
                                              ===============  ===============

                                               Quantities of Magazines Produced
                                                      (Printed, not sold)
                                              ---------------------------------
 Title                                             2001              2000
--------------------------------------------  ---------------  ----------------
 Private...................................          642,200           697,500
 Pirate....................................          471,500           515,100
 Triple-X..................................          457,200           518,050
 Private Sex...............................          346,500           391,840
 Special Editions..........................           75,150            54,000
 Best of Private (Book)....................           58,200           109,550
                                              ---------------  ----------------
 Total.....................................        2,050,750         2,266,990
                                              ===============  ================

         Our publications offer a variety of features and have gained a loyal customer base. We believe we have earned a reputation for excellence by providing a high standard of quality to the adult entertainment industry, while we maintain circulation leadership as the leading hardcore magazine publisher. All of our publications have long been known for their graphic excellence and features, and publish the work of top artists and photographers in the field. They are also renowned for their pictorials of beautiful people. Our magazines command some of the highest prices in the industry.

         All of our publications are printed by independent third parties. We have a longstanding relationship with several printers in Spain, and a printer in the United Kingdom. Our U.K. printer also prints adult magazines that compete with our products. Nonetheless, we believe that generally there is an adequate supply of printing services available to us at competitive prices, should the need for an alternative printer arise. All of our production and printing activities are coordinated through our operating facility maintained by our wholly owned subsidiary, Milcap Media Group.

         CIRCULATION

         Our magazines have historically generated most of their revenues from firm sales distribution. However, now distributors with rights to return represent approximately 50% of our production. Single copy retail sales normally occur in adult book stores and similar establishments. Newsstand retail sales are permitted in most European countries, including France, Italy, Spain, Germany, Denmark, Sweden, Finland the Benelux countries and Portugal.

         Our magazines are distributed to newsstands and other public retail outlets through a network of national distributors, who maintain a local network of several wholesale distributors and licensors. We have entered into national distribution agreements covering over 35 countries and generally deal with a magazine distributor for local distribution of our publications. We ship copies of each issue in bulk to our wholesalers, who distribute on to local retailers.

         Independent distributors who distribute our magazines do so under individual distribution agreements. These agreements are normally subject to automatic yearly extensions unless either party terminates the arrangement.

         For the past few years, we have sought to expand the use of our magazines' content and other assets across different media formats. Our primary focus in recent years has been the re-editing and digitizing of every Private magazine for use on our websites. This content was initially available on our websites in May 1998, and we completed the digitization of our still photo archive in 2000.

         PRODUCTION, DISTRIBUTION AND FULFILLMENT

         Four independent printers in Spain currently print most of our magazines, books, brochures and video and DVD covers. Printing costs vary based upon the price of component raw materials. The principal raw materials necessary for publication of our magazines are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and by general economic conditions. Our printers have a number of paper supply arrangements and we believe that those arrangements provide an adequate supply of paper for our needs. In any event, we believe that alternative sources are available at competitive prices. With respect to color separation, pre-press and related services, we currently use our own scanning facilities and have the support of two independent suppliers for color separations. We are also using the latest technologies in this field, such as digital imposition and computer-to-plate process technology, or CTP. CTP eliminates the need for the production of film/color separations during the pre-printing process, saving time and money while improving quality. In simple terms, CTP allows printers to receive computer disks containing electronic files (both text and graphics) and output those files directly to a plate. The result is a top quality image which takes minutes instead of hours to produce. We are nearing completion of our planned implementation of CTP process technology for printing.

         We print and ship all of our proprietary magazines from Barcelona, Spain with the exception of our U.K. licensee, who receives all our magazines in digital format and prepares its own layout and color separations before printing locally adapted softcore editions of all our magazine titles. We determine the amount of printed publications bi-monthly with input from each of our national distributors.

         Most of our products are packaged and delivered directly by the printer or supplier, while Milcap Media Group provides warehousing, customer service and payment processing. Milcap Media Group employs a staff of 20 professionals to manage the production and to oversee the printing and distribution of our magazines.

         LICENSED PUBLISHING

         In 1999, we signed a licensing agreement with K-OS Publications (UK) Limited for the publication and distribution in Britain of two new softcore titles bearing the Private trademark. Private Life magazine was first published in the United Kingdom at the end of 1999, while Private Style magazine is set to launch in 2002.

MOVIE PRODUCTIONS

         In 1992, we began releasing movies under the Private label.

         Our adult movies are in genres similar to our magazines and books under the titles listed in the table below. Normally, we spend on average between $ 25,000 and $ 125,000 per movie. This amount excludes the computation of the post-production, master production, duplication and distribution costs. Generally, Milcap Media Group creates and designs all artwork for promotional items and packaging and contracts for printing services. Since 1997, independent laboratories have duplicated all of our videocassettes for us. Similarly, since 1999 all DVDs have been duplicated by independent laboratories as well. A number of our titles, including Private Film, Private Video Magazine, Triple X, Private Stories, Private Gold and The Matador Series are released on a monthly basis while others are released on a bimonthly or less frequent basis. As of December 31, 2001, our movie library contained 462 movie titles. By the end of 2002, we expect the total to increase to approximately 600 titles. All titles are available on videocassette and close to 50% are available on DVD. We sell approximately 75,000 videos and 80,000 DVDs per month. We continue to expand our video operations in international markets and presently market our video products in over 35 countries.

         We finance all of our adult movies, and we contract with video and movie producers on a flat fee basis. All producers generally assume production costs and obligations, including among other things, the delivery of rights and model releases. Historically, we have principally financed new movies with the cash flow generated by previous productions. To date, we have not solicited any external financing for any of our acquisitions other than the $ 4.0 million Note entered into with Commerzbank AG in December 2001.

                                               2001             2000
                                         ----------------  --------------
MOVIE LIBRARY                              No of Titles     No of Titles
---------------------------------------  ----------------  --------------
Private Video Magazine ................               26              26
Private Film ..........................               28              28
Triple-X Video ........................               32              32
Private Video Stories .................               27              27
Private Gold ..........................               45              45
Gaia ..................................                6               6
Pirate Video ..........................               12              12
Triple-X Files ........................               12              12
Casting-X .............................               25              25
Best of Private .......................                6               6
Private Black Label ...................               16              16
Pirate Video Deluxe ...................               12              12
Private XXX ...........................               12              12
Special Compilations ..................               22              22
Amanda's Diary ........................                5               5
Peep Show Special .....................               12              12
Horny Housewives ......................                9               9
The Matador Series ....................                8               8
The Story .............................                2               2
Private Movie .........................                1               1
Private & Penthouse Video .............                5               5
Private Super F****** .................                7               7
Pirate Fetish Machine .................                2               0
The Private Life of ...................                3               0
Private Reality Video .................                3               0
Virtualia .............................                5               0
Softcore Versions .....................               70              46
                                         ----------------  --------------
Total .................................              376             290
                                         ================  ==============

         We have licensed many of our original programs to cable television networks and adult pay-per-view television channels. These licenses generally grant the television channel owner a specific right of transmission and we retain the intellectual property rights of every production. We edit many of our new feature video and movie releases into several versions depending on the media through which they are to be distributed. In general, versions edited for cable, satellite and hotel television programming are less sexually explicit than the versions edited for home video distribution.

         DISTRIBUTION

         We distribute our productions worldwide via masters, videocassettes and DVD's that are sold or rented in video stores, sex shops, newsstands and other retail outlets, and where permitted, through direct mail. Our website has contributed to increasing video and DVD sales, and we expect this new medium to become a significant distribution channel in the future.

         We have entered into distribution agreements in over 35 countries. Under these distribution agreements, our subsidiary Peach Entertainment Distribution or Milcap Media Group, agrees to provide a specific minimum number of new titles each month during the term of the agreement, and a licensee normally serves as the exclusive distributor throughout its own country or language territory. Under the various distribution agreements, licensees are normally required to purchase a minimum number of units for each monthly period during the term of the agreement.

         In countries such as Germany, we have expanded our relationships with our national distributor by entering into exclusive multi-year, multi-product output agreements. In countries such as the United States, the Benelux countries, France and Spain, we have established local subsidiaries for the purpose of owning or controlling local distribution. In the near future, we intend to renegotiate some of our national distributorship agreements in order to vertically integrate Private Media Group into the chain of distribution. In general, we believe that national distribution agreements enable us to have an ongoing branded presence in international markets and to generate higher and more consistent revenues, than we could achieve selling directly to retailers.

         In October 2001 we entered into an agreement with Quadriga Worldwide, a leading European hotel entertaiment and service provider, to make a wide selection of our movies available to guests in hotels serviced by Quadriga. Quadriga presently provides 6,350 hotels in 30 countries with interactive entertainment and information services, covering 321,000 hotel rooms worldwide, with an estimated potential annual audience of 100 million hotel guests. Key customers of Quadriga include leading hotel chains such as Best Western International, Scandic Hotels, Choice Hotels, Starwood Hotels and Resorts, Six Continents Hotels, Accor Hotels, Carlson Hospitality Worldwide, Marriott Hotels, Thistle Hotels and Societe du Louvre.

         VIDEO DUPLICATION/PRODUCTION TECHNIQUES

         Masters are customized and duplicated by our subsidiary Peach Entertainment Distribution and from there they are sent to different distributors and VHS duplication centers. Some distributors receive a master directly and do their own duplication.

         All artwork to print the video covers is created at Milcap Media Group. Most countries receive their own pre-printed covers from Spain and some countries print their own covers from CD-Roms when delivered.

         THE DVD MARKET

         Distribution of DVDs represents one of our fastest growing markets. We believe we set a high standard for DVDs in the adult entertainment industry, with each DVD released by us possessing five language options as well as four other subtitled languages. We believe that our multi-language DVD format provides a significant competitive advantage for us because it attracts consumers worldwide and expands our international marketing and sales potential. This global format allows us to reduce our overall unit production costs and increase profit margins. Currently, the majority of DVDs released by our competitors in the United States and worldwide are produced in only one language. As a result, they have to either license titles country-by-country or manufacture each title in separate languages, thus loosing out on economies of scale. As the manufacture of each DVD master disc, prior to duplication, costs approximately $ 10,000, this further drives down our competitors' profit margins.

         Currently, mainstream movie titles are released on DVD in six Regional Codes or Zones. This is required primarily because producers often do not control the worldwide rights to their titles. Our DVDs are playable in any region, in every country in the world, because we own and control the global rights to everything we have produced.

         Our DVDs are also "Internet Activated," which means that when a consumer plays the DVD in a personal computer, that person also gets a direct link to our websites, where they can view our content by purchasing a subscription or visit our extensive on-line shopping area. We also sometimes add `extras' to our DVDs, including alternative endings to movies, interviews with the stars, biographical data on the actors, their roles in other in-house productions and publications, and multiple-angle views.

         BROADCASTING

         In 2000, we signed an exclusive joint venture agreement with International Film Productions and Distributions, Ltd., IFPD, to create two new adult television channels to be broadcast worldwide. IFPD is a European-based television broadcasting company associated with major content providers that specializes in the distribution of cable and satellite television channels.

         Under the terms of our joint venture agreement, IFPD has agreed to ensure the promotion and broadcasting of our new adult channels, Private Gold and Private Blue, to a worldwide audience and we have agreed to provide all adult media content and trademarks. The Private Gold channel will present hardcore material, while the Private Blue channel will broadcast softcore material. Under this agreement, we will receive 65% of the gross profits generated from the broadcast of, and advertising on, these channels. We also have an option to acquire up to 65% of the equity in IFPD at face value. In 2000, we also started broadcasting our Private Blue channel in the United Kingdom under an exclusive joint venture agreement with Zone Vision Enterprises, a UK-based television company, and IFPD. These channels operate on digital and analog platforms throughout continental Europe. We receive 35% of the net profit generated from those broadcasting and advertising revenues. Private Blue is available through the analog and digital satellite platforms of BSkyB and the Telewest cable network in the United Kingdom. In November 2001 we entered into a distribution agreement with NTL Network to make Private Blue available to over one million NTL digital cable subscribers in the United Kingdom on a pay-per-night basis. We also launched in Turkey on the DigiTurk platform, and in Hungary and Slovakia on the UPC networks, and in the Netherlands with MediaKabel. Currently available to over 6.6 million addressable subscribers in the UK alone, Private Blue has also secured an international satellite feed on the SIRIUS 2 satellite. This means that our Private Blue signal is available for further expansion to subscribers in all territories of Europe from 23.00 to 05.00 Central European time every day of the year.

         Our Private Gold television channel, broadcasting under Dutch license, successfully launched in Hungary on the HCA Cable Association platform and in Hungary, Slovakia and the Czech Republic on cable systems and the UPC Direct satellite network in 2000. Private Gold also secured an international satellite feed on the AMOS 1 satellite. This will allow us to expand to subscribers in all territories in Europe from 24.00 to 04.00 Central European time, every day of the year. A second satellite feed, on the ASTRA satellite with Cryptoworks encryption, also became available in 2000. ASTRA is one of the leading satellite systems for direct-to-home transmission of television, radio and multimedia services in Europe. ASTRA currently has a fleet of nine satellites and transmits to 22 European countries.

         In 2001, we entered into an agreement with Canal Digital AS which provides for the distribution of the Private Gold television channel through Canal Digital in Sweden, Denmark and Finland as part of an exclusive joint venture agreement with IFPD. Canal Digital is jointly owned by the French company Canal+ and the Norwegian company Telenor. Canal Digital operates in the Nordic countries and is one of the leading suppliers of digital programs and services in the Nordic region. Canal Digital has more than 1.1 million card customers and over 700,000 subscribers to its services in the Nordic region.

         In 2001, the Private Gold and Private Blue television channels were contracted for distribution throughout Latin America by Pramer S.C.A. Pramer is the largest company in Latin America dedicated to producing, distributing and commercializing content for cable and satellite television. Pramer will be responsible for the satellite distribution, advertising and commercialization of the Private Blue and Private Gold channels throughout Latin America. Both channel signals are transmitted on the NSS 806 satellite that covers the entire South American continent making the channels available to all of Latin America's 15 million satellite and cable subscribers.

         In June 2001, we signed an agreement with Wizja TV to broadcast Private Gold in Poland. Wizja TV is one of the largest Direct to Home platforms in Poland with approximately 400,000 subscribers.

         We believe that currently our Private Gold and Private Blue channels are available to approximately 28 million potential viewers worldwide.

         In addition to the expansion of Private Gold and Private Blue, we signed other agreements concerning broadcasting of our content in 2000, including our agreement with media[netCom] AG.

         In August, 2000 we entered into a two-year motion picture licensing agreement with Playboy, which calls for us to supply Playboy with motion picture content for Playboy's television networks throughout the Americas. Under the agreement, Playboy will receive the exclusive rights to broadcast our content on their networks over the term of the agreement for a fixed payment amount.

         We also entered into agreements with Canal+ in 2000 to supply adult movie content for Canal+'s television networks throughout Europe. Canal+ receives the exclusive rights to broadcast 75 titles from our library on their networks. The territories included are France, French-speaking Belgium, the Netherlands, Luxembourg, Scandinavia, Spain and Italy. Canal+ is one of Europe's largest Pay-TV operators with approximately 15.5 million subscriptions to its different offerings and approximately 5.8 million digital subscribers as of December 31, 2001.

INTERNET SERVICES

         Our Internet team has combined our extensive media library with the newest technology to create what we believe to be one of the best adult websites, www.private.com. We believe that the rapid growth of the e-commerce market and increased access to the Internet by consumers has created an opportunity for us to use our proprietary content assets through distribution over the Internet. During the first nine months of 2001, Private.com offered its more than 100,000 paying members access to high quality adult media content, including over 200,000 pages of magazine pictures, photosets, stories, interactive search galleries and access to video clips from more than 400 Private Media Group movies. Private.com members also get access to live, webcam, and contact/personals content. Private.com acquires customers primarily through advertising in DVDs, videos, magazines and broadcast programming with minimal incremental cost. It also acquires new customers by establishing partnerships with leading portals, including Excite, Lycos, T-online, Prisacom and other leading e-commerce websites. In November 2001 we entered into a non-exclusive online cooperation agreement with Lycos Spain, which calls for the establishment of an adult portal with links to our www.Private.com website. Initially the adult portal will be included on Lycos' Spanish site, www.lycos.es, and is expected to be expanded to other European sites.

         Due to Private.com's recognized brand name among adult site purveyors, it has many customers who have the confidence to make credit card payments. Current subscriptions prices are $ 29.95 for a month's subscription and $ 149.95 for an annual subscription. Consumers wishing to avoid credit card payments or not having a credit card can access Private.com content through so-called dialer access by dialing into a premium rate number and paying a per minute fee that varies depending on the country. Private Media Group cross-sells its retail products such as videos and DVDs through the Private.com shop. For example, Private.com is able to offer a consumer who views content on the website an opportunity to purchase that content, in a magazine, on DVD or video, in our on-line store. The Private.com website is currently generating traffic of approximately 2.5 million visits per month and more than 60 million pages views served per month. In 2000, Private.com won the Award du X at the Erotic Trade Fair in Brussels, Belgium. We currently maintain a staff of 40 full-time Internet employees with more than 10 focusing on technology and the concentrating on website production, sales and marketing and customer support.

         We have also developed a website called Privatespeed.com, offering broadband customers access to our complete collection of movies and video content through video-on-demand. Privatespeed has a two pronged strategy for acquiring customers to its prepaid service: by partnering with broadband ISP's who host its content and distribute products to their installed customer bases and by targeting broadband customers directly, who view the content over the Internet. Privatespeed.com has sold over 640,000 minutes directly to consumers since it launched in May 2001. We are currently negotiating agreements with leading broadband ISP's. We believe that with Privatespeed.com we are well positioned among adult entertainment companies to take advantage of the transition to broadband content distribution.

         We market all of our products directly by e-mail, and had an e-mail list on December 31, 2001 of approximately 800,000 addresses. We also have direct links from our DVD and CD-Rom products to our Internet sites, where we can update such products quickly. We utilize a secure Web Pay application developed by Verisign which allows on-line processing of credit card payment transactions. We have in place a well-known protection program, Netnanny, Cyberpatrol, for minors which can be controlled by adults to limit access to our websites.

         LICENSEES

         We license the right to use our trademarks and our library of photographs and movies to third parties.

         In December 1997, Milcap Media Limited entered into an Internet license agreement with Cyber Entertainment Network, which is in the business of developing and operating various adult websites. Under this agreement, we granted Cyber Entertainment use of the website Privategold.com. We provide this website with adult content and receive a percentage of the gross revenues from fees collected through the sale of memberships to the website. We received more than $ 160,000 per month in the year 2000 under this arrangement, an increase of 100% over 1999. We understand that Privategold.com received, as of January 2001, 350,000 visits per day.

         Our local German distributor VPS-Film Entertainment entered into a new agreement for the distribution of video-on-demand from our extensive video library on broadband Internet connections via the media[netCom] network in 2000. Media[netCom]'s customer distributes to local networks for further distribution to consumers. The 30-month agreement calls for our distributor to provide content for the entertainment service and for media[netCom] to market the service to its customer base of local networks.

         Our reseller program implemented through our websites, www.privatecash.com and www.prvtshops.com, provides other websites with promotional material designed to sell our products. The reseller program aims to attract adult industry and non-adult industry website owners and potential website owners to sell our products by means of a 25% commission program. We then fulfill orders through our network of distributors.

TRADEMARK LICENSING

         THE PRIVATE COLLECTION

         Together with several licensees, we have developed a program to market and distribute high quality branded merchandise over our websites and the websites of those licensees. Our licensed product lines include clothing, novelties, accessories, fragrances, leather goods, eyewear, nutritional supplements, aphrodisiacs and condoms. These products have been marketed principally through mail-order and retail outlets, including department and specialty stores.

         On November 30, 1995, Milcap Media Limited entered into a license agreement with Private Collection and granted Private Collection worldwide rights to own, operate, distribute, subcontract, market, advertise and promote merchandise including, rubber goods, vibrating products, pumps, electric items, lotions, lubricants, potions, aphrodisiacs, realistic rubber and latex products, condoms, dolls, jelly products, massagers, playing cards and other items that fall into these product groups, except the rights to greeting and trading cards, leather and other apparels and lingerie which were licensed on a non-exclusive basis.

         In 1999, the ownership of Private Collection was transferred to Doc Johnson Enterprises, a worldwide leader in the adult manufacturing and distribution business with more than 20 years of experience and a reputation for creative, innovative novelty products, and we renegotiated our 1995 agreement. Under the new five-year agreement, Doc Johnson Enterprises has the exclusive worldwide right to manufacture, distribute, sub-contract, market, advertise and promote a range of adult novelty products under the brand name The Private Collection. We, in turn, are entitled to receive royalty income on a quarterly basis, with a guaranteed minimum payment. We also have a right to purchase at a special rate an unlimited amount of products manufactured under the agreement for our own distribution through the Internet, television home shopping and other similar media.

         Under the terms of the agreement, Doc Johnson Enterprises has agreed to maintain Private's high standards, to market The Private Collection with a pricing policy similar to that of comparable merchandise under the Doc Johnson brand name and to market the Private Collection in a manner similar to that used by Doc Johnson for its own brands. We have agreed to promote The Private Collection through our own products and services.

         NUTRITIONAL SUPPLEMENTS, DRINKS AND OTHER SIMILAR PRODUCTS

         In October 1997, we entered into a licensing agreement with RH-Patent & Original AB to expand the market for nutritional supplements such as Private Passion, Private Kick, Cold Relief, Metabolize 2000, Sleep Eeze, Maxi Charge, and personal care products such as Brazilian Bronze, Waistline Management, Cellulite Regulator Gel and Tight Factor.

         RH-Patent & Original markets existing government approved products such as guarana-based energy drinks and aphrodisiacs, under labels such as Private, Private Passion and Private Kick, and distributes such products through its existing distribution network and in new markets. These products are also promoted for mail order and on the Internet.

         In 1999, we signed an exclusive agreement with K-OS Distribution (UK) Limited for the distribution in Britain and Ireland of its Private Dynamite energy drink. Under the five-year agreement, K-OS can engage sub-distributors, licensees and selling agents within the specified territory to distribute, promote and sell the product. Private Dynamite is a premium-priced energy drink that can be consumed by itself or used as a mixer.

PROPRIETARY RIGHTS

         GENERAL

         We believe that our branded magazine titles and logos are valuable assets and are vital to the success and future growth of our businesses. We have filed trademark registration applications with respect to most of our trade names and logos. We believe that the name recognition and image that we have developed in each of our markets significantly enhance customer response to our sales promotions. We intend to aggressively defend our trademarks throughout the world, and we constantly monitor the marketplace for counterfeit products. We initiate legal proceedings from time to time to prevent unauthorized use of our trademarks.

         PIRACY PROBLEMS

         According to figures from the Motion Picture Association of America, annual losses from video piracy are an estimated $ 250 million a year in the United States alone, and close to $ 3.0 billion a year worldwide. Adult Video News estimated that approximately 20% of the U.S. video market (both rental and sales in 2000) was attributable to adult videos.

         Piracy involving adult entertainment products and services is most prevalent in markets where pornography is illegal and in developing countries, including Eastern European countries, such as Russia, Poland and Romania. We believe that piracy is so prevalent in many of these countries that we cannot distribute our products there, as piracy undercuts our price structure and eliminates profit margins. It is very difficult to enforce our proprietary rights in these markets.

         Another piracy problem concerns the Internet. We are currently unable to confirm that all mail order sites selling Private products actually sell our original products and not pirated copies. The problem stems from distribution procedures, which in the case of Internet, is straight from the Internet provider's order page to the consumer. Also, video streaming over the Internet renders it difficult for us to control the origin of what is shown.

         Our legal counsel handles most piracy problems and attempts to resolve these matters or litigate them on a case-by-case basis.

COMPETITION

         GENERAL CONSIDERATIONS

         Our products compete with other products and services that utilize leisure time or disposable income of adult consumers. The businesses in which we compete are highly competitive and service-oriented. We have few long-term or exclusive service agreements with our customers. Business generation is based primarily on customer satisfaction with key factors in a purchase decision, including reliability, timeliness, quality and price. We believe that our extensive and longstanding international operations, our brand name, image and reputation, as well as the quality of our content and our distributors, provide a significant competitive advantage over many of our competitors.

         Although we believe our magazines and videos are well-established in the adult entertainment industry, we compete with entities selling adult oriented products in retail stores, as well as through direct marketing. Many of these products are similar to ours.

         Over the past few years, the adult entertainment industry has undergone significant change. Traditional producers of softcore content as well as mainstream providers of media content have shifted to producing hardcore content. As a result, we face greater competition to distribute hardcore content. This shift has also led to industry consolidation, creating fewer, more financially formidable competitors.

         MAGAZINES

         We meet with minimal direct competition from other publishers of hardcore adult magazines and paperback books. We believe that our print publications are dissimilar to other adult publications in style and format. The only similar business of which we are aware was represented by Rodox N.V., a Dutch/ Danish corporation, which recently decided to discontinue its publishing operation. We do not believe there is presently any significant competition in this segment of our business. Magazines such as Playboy and Penthouse and similar print publications do not compete directly with our publications, since we consider them to be softcore publications. There are several hardcore publications in each country where our magazines are sold. In general, these are printed in limited editions and are of lower quality than our publications.

         VIDEO AND DVD

         The distribution of adult entertainment videocassettes and DVDs is a highly competitive business. Each format competes with the other as well as with other forms of entertainment. Revenue generation for motion picture entertainment products depends, in part, upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Competition arises from established adult video producers and from independent companies distributing low-quality material.

         Our primary competitors in the movie industry are adult motion picture studios, with in-house production and post-production capabilities. These include U.S. producers such as Video Company of America and Vivid Film, owned by Playboy, as well as Wicked Pictures, Evil Angel Productions and Metro Global Media Inc. Other competitors are smaller, but locally or regionally they are capable of quickly identifying niche markets that could compete for our customers. In addition, we also compete with other forms of media, including broadcast, cable and satellite television, direct marketing, electronic media and adult entertainment websites.

         BROADCASTING

         The distribution of adult movies on cable and satellite television systems and hotel pay-per-view systems is highly competitive. Competition in this area is increasing in line with increasing consumer demand for hardcore adult entertainment generally. Our strongest geographical market position for cable and television and distribution is in Europe, with our adult channels, Private Gold and Private Blue, and licensing arrangements with established European television networks, such as Canal+.

         The strength of consumer demand for adult oriented cable programming is evidenced by the acquisition by Playboy of two hardcore U.S. cable channels from Vivid Film in July 2001. Until recently, Playboy's business has been largely confined to softcore adult entertainment and it has resisted entry into hardcore markets. Competition in this market has also been impacted by an increase in the number and availability of satellite direct-to-home transmission channels. Our cable and satellite television activities in the United States to date have been limited to licensing our content to channel operators, such as Playboy.

         In licensing, we experience competition from our video and DVD competitors. Our position in U.S. markets is not well established, and competition in this market is strong.

         In the United States, cable companies such as Time Warner Cable, TeleCommunications, Inc., or TCI and Cablevision Systems offer softcore services like the Playboy Channel. Other cable companies like American Cable Entertainment, Comcast Corporation and Greater Media offer explicit adult programming, such as that available from Spice and Exxxtasy Networks.

         The four largest cable providers are: TCI, Time Warner Cable, MediaOne and Comcast. TCI is the largest U.S. cable provider. In addition to softcore channels such as Playboy TV, AdulTVision, Spice Channel and The Adam & Eve Channel, there are seven hardcore video channels available in the U.S. exclusively on C-Band satellite television dishes, which are: Eurotica, Exotica, Exxxtasy, True Blue, X!, Xxxcite and XXXplore. Exotica, Exxxtasy and True Blue (offered by New Frontier Media, Inc.) offer uncensored hardcore material. Exxxtasy is the only U.S. hardcore adult channel being broadcast to Australia and the Pacific Rim.

         We have only recently entered the hotel pay-per-view market, which is an extremely competitive market. This is due primarily to our unwillingness to enter into a typical hotel pay-per-view agreement, which requires a licensor such as Private Media Group to license the movies to a hotel provider on a fixed fee basis for each movie or video. We have recently entered into license agreements with a major hotel chain which provides for license fees based upon the number of rooms they service, and we are now intensifying our efforts to penetrate this segment of the market.

         INTERNET

         The Internet market for adult oriented content is expanding quickly. There are numerous adult media content websites competing with ours, most of which are free. Although consumer access to free websites may cause us to limit our ability to raise our prices, we see our chief competitors as adult pay websites that charge for their services and are operated by companies that possess global distribution, broadcasting and branding. Currently, there are few companies that fit this description, including Playboy.com, Penthouse.com and Vividvideo.com.

EMPLOYEES

         As of December 31, 1999, 2000 and 2001 we employed 89, 118 and 142 people, respectively, on a full-time basis.

         Our full-time editorial and post-production staff consists of an editor-in-chief, six executive editors and approximately seven editors, associate editors and assistant editors who oversee the quality and consistency of the artwork and editorial copy and manage the production schedule of each issue. The production of each issue requires the editors to coordinate the activities of a writer, a pencil artist, an inker, a colorist and a printer over a two-month period. The majority of this work is performed on our premises in Barcelona, Spain.

         The photographers and directors consist of freelancers who generally receive a flat fee. We have entered into agreements with some photographers, movie directors and writers under which such people have agreed to provide their services to us on an exclusive basis, generally for a period of one to three years.

         We believe that we have a good relationship with our employees. Currently, none of our employees is represented by a labor union.

GOVERNMENT REGULATION

         We operate in a highly regulated industry. This requires us to be socially aware and sensitive to government strictures, including laws and regulations designed to protect minors or which prohibit the distribution of obscene material. We take great care to comply with all applicable governmental laws and regulations in each jurisdiction where we conduct business. Moreover, we do not knowingly engage the services of any business or individual that does not adhere to the same standards. Since 1965, we have never been held to have violated any laws or regulations regarding obscenity or the protection of minors.

REGULATION OF THE ADULT ENTERTAINMENT INDUSTRY IN THE U.S.

         The following is a description of some of the laws and regulations in the United States which impact the adult entertainment industry. It is not an exhaustive description of all such laws. Moreover, we conduct business in over 35 countries around the world, each of which has its own regulatory framework. This regulatory environment is constantly changing in the geographical areas in which we conduct business, and in some instances laws which are enacted are subsequently determined by the courts to be unconstitutional.

         The Classification and Rating Administration of the Motion Picture Association of America, MPAA, a motion picture industry trade association, assigns ratings for age group suitability for theatrical and home video distribution of motion pictures. Submission of a motion picture to the MPAA for rating is voluntary, and we do not submit our motion pictures to the MPAA for review. However, with the exception of several titles which have been re-edited for cable television, most of the movies distributed by us, if so rated, would most likely fall into the NC-17 - No Children Under 17 Admitted rating category because of their depiction of nudity and sexually explicit content.

         The right to distribute adult videocassettes, magazines and DVD products in the United States is protected by the First and Fourteenth Amendments to the United States Constitution, which prohibits Congress or the several States from passing any law abridging the freedom of speech.

         The First and Fourteenth Amendments, however, do not protect the dissemination of obscene material, and several states and communities in which our products are distributed have enacted laws regulating the distribution of obscene material, with some offenses designated as misdemeanors and others as felonies, depending on numerous factors. The consequences for violating these state statutes are as varied as the number of states enacting them. Similarly, specific U.S. federal regulations prohibit the dissemination of obscene material. The potential penalties for individuals (including directors, officers and employees) violating the Federal obscenity laws include fines, community service, probation, forfeiture of assets and incarceration. The range of possible sentences requires calculations under the Federal Sentencing Guidelines, and the amount of the fine and the length of the period of the incarceration under those guidelines are calculated based upon the retail value of the unprotected materials. Also taken into account in determining the amount of the fine, length of incarceration or other possible penalty are whether the person accepts responsibility for his or her actions, whether the person was a minimal or minor participant in the criminal activity, whether the person was an organizer, leader, manager or supervisor, whether multiple counts were involved, whether the person provided substantial assistance to the government, and whether the person has a prior criminal history. In addition Federal law provides for the forfeiture of: (1) any obscene material produced, transported, mailed, shipped or received in violation of the obscenity laws; (2) any property, real or personal, constituting or traceable to gross profits or other proceeds obtained from such offense; and (3) any property, real or personal, used or intended to be used to commit or to promote the commission of such offense, if the court in its discretion so determines, taking into consideration the nature, scope and proportionality of the use of the property in the offense.

         With respect to the realm of potential penalties facing an organization such as ours, the forfeiture provisions detailed above apply to corporate assets falling under the statute. In addition, a fine may be imposed, the amount of which is tied to the pecuniary gain to the organization from the offense or determined by a fine table tied to the severity of the offense. Also factored into determining the amount of the fine are the number of individuals in the organization and whether an individual with substantial authority participated in, condoned, or was willfully ignorant of the offense; whether the organization had an effective program to prevent and detect violations of the law; and whether the organization cooperated in the investigation and accepted responsibility for its criminal conduct. In addition, the organization may be subject to a term of probation of up to five years.

         Federal and state obscenity laws define the legality or illegality of materials by reference to the U.S. Supreme Court's three-prong test set forth in Miller v. California, 413 U.S. 1593 (1973). This test is used to evaluate whether materials are obscene and therefore subject to regulation. Miller provides that the following must be considered: (a) whether the average person, applying contemporary community standards would find that the work, taken as a whole, appeals to the prurient interest; (b) whether the work depicts or describes, in a patently offensive way, sexual conduct specifically defined by the applicable state law; and (c) whether the work, taken as a whole, lacks serious literary, artistic, political or scientific value. The Supreme Court has clarified the Miller test in recent years, advising that the prurient interest prong and patent offensiveness prong must be measured against the standards of an average person, applying contemporary community standards, while the value prong of the test is to be judged according to a reasonable person standard.

         We are engaged in the wholesale distribution of our products to U.S. wholesalers and/or retailers. We have taken steps to ensure compliance with all Federal, State and local regulations regulating the content of motion pictures and print products, by staying abreast of all legal developments in the areas in which motion pictures and print products are distributed and by specifically avoiding distribution of motion pictures and print products in areas where the local standards clearly or potentially prohibit these products. In light of our efforts to review, regulate and restrict the distribution of our materials, we believe that the distribution of our products does not violate any statutes or regulations.

         Many of the communities in the areas in which we offer or intend to offer products or franchises, have enacted zoning ordinances restricting the retail sale of adult entertainment products. We supply products only in locations where the retail sale of adult entertainment products is permitted.

         In February 1996, the U.S. Congress passed the Telecommunications Act. Some provisions of the Telecommunications Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to non-subscribing cable customers. This is called bleeding. The practical effect of Section 505 of the Telecommunications Act is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding, or to restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Telecommunications Act are significant and include fines and imprisonment. Surveying of cable operators and initial results indicate that most will choose to comply with Section 505 by restricting the hours of transmission. We believe that our revenues will be marginally adversely affected as a result of enforcement of
Section 505. However, as digital technology (which is unaffected by Section
505) becomes more available, we believe that ultimately the impact will be insignificant.

         As discussed above, federal and state government officials have targeted sin industries, such as tobacco, alcohol, and adult entertainment for special tax treatment and legislation. In 1996, U.S. Congress passed the Communications Decency Act of 1996, or the CDA. Recently, the U.S. Supreme Court, in ACLU v. Reno, held certain substantive provisions of the CDA unconstitutional. Businesses in the adult entertainment and programming industries expended millions of dollars in legal and other fees in overturning the CDA. Investors should understand that the adult entertainment industry may continue to be a target for legislation. In the event we must defend ourselves and/or join with other companies in the adult programming business to protect our rights, we may incur significant expenses that could have a material adverse effect on our business and operating results.

         Child Pornography and Non-Mainstream Content

         We believe that roughly 90% of the adult material produced and distributed over the past 15 years contains mainstream sexual acts between consenting adults. The rest could be classified as specialty material which does not contain explicit sex, but which still involves consenting adults (i.e. fetish, bondage, etc.). Mainstream sex acts means intercourse, oral sex, anal sex, group sex, etc. Our adult movies do not contain any depictions, let alone actual performances of rape, sex with coercion, animals, urination, defecation, violence, incest or child pornography.

         Since 1990, the Free Speech Coalition has worked with the U.S. government to create a workable regulatory system designated to prevent minors from working in the adult industry. Child Protection Restoration and Penalties Enhancement Act of 1990 (18 U.S.C. section 2257) requires, in essence, that no one can work without having copies of their passport or driver's license, and a declaration under perjury of their age and true name, on file with a designated Custodian of Records, and available for inspection by law enforcement.

         As indicated above, all of our products are all in compliance with 18 U.S.C. Section 2257 and all models performing in our productions are 18 years of age or older.

INTERNET REGULATION

         Government regulation of the Internet is a rapidly developing area and, therefore, adds additional uncertainty to our business. New laws or regulations relating to the Internet, or more aggressive application of existing laws, could decrease the growth of our websites, prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition and operating results. These new laws or regulations could relate to liability for information retrieved from or transmitted over the Internet, taxation, user privacy and other matters relating to our products and services. For example, the U.S. government has recently enacted laws regarding website privacy, copyrights and taxation. Moreover, the application to the Internet of other existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, employment and personal privacy is uncertain and developing.

         Regulation of the Internet outside the United States

         We may also be subject to claims based upon the content that is available on our websites through links to other sites and in jurisdictions that we have not previously distributed content in. For example, a recent French ruling banning the sale of Nazi memorabilia in France suggests that website operators may be forced to undertake expensive security measures to block certain users or face significant fines. Implementing such security measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our websites and/or their availability in various geographic areas, which could negatively impact their ability to generate revenue.

         Regulation of the Internet Gaming Industry

         We recently entered into a licensing and profit revenue sharing agreement with an online gaming company that offers sports betting and casino-style games online from facilities located outside the United States. In return for licensing our trade names and media content, we will receive a portion of the revenues derived from such gaming activities. Under this agreement, the online gaming company is responsible for compliance with all applicable laws and regulations governing its gaming services. We may nevertheless be deemed to be a principal in this venture and may be subject to the gaming related laws and regulations of each jurisdiction in which the online gaming company conducts its business. The application of these laws and regulations and the level of enforcement has been sporadic and the regulatory climate is uncertain. However, online sports and casino betting is unlawful in all states of the United States and very likely under any of several U.S. federal laws. Successful prosecutions have been brought at the state and federal level on both a corporate and individual basis. Accordingly, we risk possible prosecution as either a direct principal or on an aiding and abetting theory. Any prosecution in the United States or in other countries could have material adverse effect on our business, results or operations and financial condition.

         Finally, to the extent that we fail to qualify to do business as a foreign corporation in any state or jurisdiction that requires such qualification due to the availability of our online gaming and other activities within that state or jurisdiction, we could be subjected to a variety of penalties including fines on a corporate and individual level, an inability to enforce contracts and, in several jurisdictions, imprisonment. Any such penalties could have a material adverse effect on our business, results of operation and financial condition.

SEASONALITY

         Our businesses are generally not seasonal in nature. However, June, July and August are typically impacted by smaller orders from some European and U.S. distributors, due to the holiday season, while November and December sales are generally higher due to the printing of special issues such as The Best of Private.

ITEM 2.  DESCRIPTION OF PROPERTIES

PROPERTIES

         In 1997, we relocated our principal administrative and operating offices from Stockholm to Barcelona. The Barcelona facility houses our administrative, editorial and operational offices, the data center, customer service, and some of the warehouse and fulfillment facilities. With the acquisition of our French distributor at the end of 1997, we also inherited some office space in Paris, France. Currently, we lease office space in Barcelona, Spain, Knegsel, the Netherlands, and Paris, France.

         Since May 27, 1997, Milcap Media Group is a lessee under an initial five-year term representing its operating corporate office. The lease was effective from the May 27, 1997. It is located at Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain. Average monthly base rental expense is approximately $ 13,400. We recognize the rent expense on a straight-line basis over the extended term of the lease. Additionally, the lease requires us to pay our proportionate share of the building's real estate taxes and operating expenses. The majority of this space is used by all of our operating groups, primarily for post production.

         Private Benelux is the lessee under a lease which terminates on July 31, 2006 and July 31, 2008 located in Knegsel. Average monthly base rental expense is approximately $ 2,716. We recognize the rent expense on a straight-line basis over the extended term of the lease. Additionally, the lease requires us to pay our proportionate share of the building's real estate taxes and operating expenses. We use the majority of this space for operating our distribution in the Benelux countries.

         Private France is the lessee under an expired term lease, which is now currently month-to-month, for approximately 50 square meters of corporate headquarters space located at 17, rue Charles de Gaulle -78680 Epone, France. Subsequent to the term of the lease, the average monthly base rental expense is approximately $ 1,001. The rent expense is being charged to operations, on a monthly basis.

         Private North America is the lessee under a lease effective April 1, 2001, with a term of five years, for a 21,500 square foot office and warehouse facility located in Sun Valley, California. Average monthly base rental expense is $ 11,200, which amount increases by $ 400 on an annual basis. The rent expense is being charged to operations on a monthly basis. Additionally, the lease requires us to pay our proportionate share of the building's real estate taxes and operating expenses. Private Media Group maintains an office in the United States at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121. Presently, no office space is rented and the above address is simply a mailing address.

ITEM 3.  LEGAL PROCEEDINGS

         On June 7, 1999 the Swedish tax authority, Skattemyndigheten i Stockholm, instituted a proceeding against Milcap Media Limited, our wholly owned subsidiary, in the Administrative Court in Stockholm to seize assets as security in the event that the tax authority issues an assessment for corporate income tax against Milcap Media Limited. Although no tax assessment had been issued at that time, the Swedish tax authority alleged that Milcap Media Limited had a permanent establishment in Sweden and failed to withhold payroll tax, and therefore owed corporate income and payroll withholding taxes in Sweden for the income tax years 1995, 1996, 1997 and 1998. We believe that the opinion of the tax authority is without legal basis, as Milcap Media Limited conducts no operations in Sweden and has no permanent establishment in Sweden. Accordingly, we believe that the opinion of the tax authority is incorrect and that no tax will be due when the case is finally determined.

         For purposes of the seizure proceedings, the tax authority has filed a seizure request for an arbitrary amount of SEK 17.7 million, which is not based upon the actual financial results of Milcap Media Limited. As a consequence, the Swedish tax authority has filed and obtained an order from the Administrative Court in Stockholm, without prior notice to Milcap Media Limited, to seize assets of Milcap Media Limited having a value of up to SEK 17.7 million.

         On December 20, 1999, Milcap Media Limited received an official notification from the tax authority with a statement that the tax authority had arbitrarily assessed Milcap Media Limited with income for the tax years mentioned above for a total amount of SEK 150 million, which is not based upon the actual financial results of Milcap Media Limited. The effective tax on the arbitrary income assessment would amount to around SEK 42 million plus fines of SEK 16.8 million. In addition, interest, which could be significant, is payable on those amounts. However, Milcap Media Limited is appealing the assessment to the Administrative Court in Stockholm. The final outcome of the appeal is expected to take several years and we have applied for a postponement of payment of the taxes and fees until the case is settled. No final decision has been given.

         In March 2000, Milcap Media Group entered into an agreement with a construction contractor, ACOMO S.L., providing for the construction of a new office building and warehouse facility located in Barcelona, Spain. Under the terms of the agreement, Acomo was to construct the facility and transfer title to the land and building to Milcap Media Group for a total purchase price of approximately 2,705 million pesetas, approximately SEK 149.3 million. Subsequently, Milcap Media Group entered into an agreement with Viosland Trade S.L., a company deemed to be controlled by our principal shareholder, whereby Viosland agreed to acquire Milcap Media Group's interest in the project and to assume all financial obligations to Acomo. Milcap Media Group granted a guarantee to Acomo in the event of non-payment by Viosland. As of June 30, 2001, 972 million pesetas, approximately SEK 53.7 million, has been paid to Acomo in respect of construction in progress.

         In July 2001, Acomo filed a civil action against Milcap Media Group and Viosland in Barcelona (Common Trial N. 298/2001) for approximately 479 million pesetas, approximately SEK 26,4 million, which Acomo claims is due for payment under the agreement, plus all future amounts which may fall due for payment over the course of the agreement. Milcap Media Group has filed an answer to this action, contending, among other things, that Acomo has not complied with some terms in the agreement and that accordingly no payment has fallen due. On December 21, 2001, an agreement before the judge was reached between Milcap Media Group and Acomo. On January 25, 2002 notification of the formal resolution issued by the judge ratifying the agreement was received. With this agreement Milcap Media Group recovers the rights over the construction from Viosland Trade S.L., and enables it to assign these rights to a third party. Accordingly, Milcap assigned the rights over the building to Ceresland SL, an affiliate of Berth Milton, on January 30, 2002. Finally, on March 21, 2002, the deed of purchase of the building was signed before the Public Notary between Acomo SL and Ceresland SL.

         We are from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which we vigorously defend.

         We are presently engaged in litigation, most of which is generally incidental to the normal conduct of our business and is immaterial in amount. We believe that our reserves are adequate and that no such action will have a material adverse impact on our financial condition. However, there can be no assurance that our ultimate liability will not exceed our reserves.

         Except as disclosed above, neither Private Media Group, Inc. nor its subsidiaries is or has been, during the last two fiscal years, involved in any other litigation or arbitration proceedings which have had or might have a material influence on our financial condition or results of operations, nor are we aware of any such proceedings pending or being threatened.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR PRIVATE MEDIA GROUP, INC. COMMON STOCK

         The common stock of Private Media Group, Inc. has traded on the Nasdaq National Market since February 1, 1999 under the symbol "PRVT". Previously, our common stock traded on the NASD, Inc. OTC Bulletin Board since March 29, 1996. The following table sets forth the range of representative high and low bid prices for the common stock for the periods indicated, as reported by the Nasdaq National Market. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                              High      Low
                                              ----      ---
Fiscal 2001:
First Quarter............................     $8.88     $4.94
Second Quarter...........................     $9.40     $4.54
Third Quarter............................     $9.84     $6.46
Fourth Quarter...........................     $9.80     $7.05

Fiscal 2000:
First Quarter............................     $13.00     $5.82
Second Quarter...........................     $12.63     $8.19
Third Quarter............................     $10.13     $5.38
Fourth Quarter...........................     $10.93     $5.75

Fiscal 1999
First Quarter (from February 1, 1999)....      $4.83     $3.43
Second Quarter...........................      $8.93     $4.13
Third Quarter............................      $6.93     $3.93
Fourth Quarter...........................      $6.50     $4.50

         On March 14, 2002, the last sales price reported on the Nasdaq National Market was $6.44. On December 17, 2001, there were approximately 1,400 beneficial owners of our common stock.

DIVIDEND POLICY

         We did not pay any cash dividends during our last fiscal year and we do not contemplate doing so in the near future. We currently intend to retain all earnings to finance the development and expansion of our operations, and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our Board of Directors on the basis of various factors, including results of operations, financial condition, business opportunities and capital requirements. The payment of dividends will also be subject to the requirements of Nevada Law, as well as restrictive financial covenants which may be required in credit agreements.

STOCK DIVIDEND

         We implemented a 3:1 stock dividend whereby each holder of record of our common stock on May 30, 2000, received two additional shares of common stock for each share owned on the record date. Corresponding adjustments have been made to the warrants and options outstanding on the record date as well as the Series A Preferred Stock to reflect adjusted conversion and dividend terms. Accordingly, all share and per share values reflected have been adjusted to give effect to the stock dividend.

TRANSFER AGENT

         The transfer agent and registrar for our common stock is InterWest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

MISCELLANEOUS

         In July, 2000, our common stock was added to the Russell 2000 and 3000 Index.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected consolidated financial information for the five years ended December 31, 2001. The selected financial information has been derived from our consolidated financial statements which have been audited by Ernst & Young AB, independent auditors.

         This selected consolidated financial information should be read along with our historical consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in or appearing elsewhere in this Report.

                                                                            Years ended December 31,
                                                  -----------------------------------------------------------------------------
                                                     2001          2001      2000/(1)/    1999/(1)/    1998/(1)/     1997/(2)/
                                                  -----------  -----------  -----------  -----------  -----------  ------------
                                                     USD           SEK         SEK          SEK           SEK           SEK
                                                                     (in thousands, except per share data)
Statement of Income Data:
Net sales .....................................        33,799      360,632      258,084      175,426      166,317      144,543
Cost of sales .................................        11,990      127,928       98,770       84,624       72,851       75,674
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Gross Profit ..................................        21,809      232,704      159,314       90,802       93,465       68,869
Selling, general and administrative expenses...        14,525      154,963       96,878       65,661       53,738       33,682
Offering expenses .............................           731        7,801           --           --           --           --
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Operating income ..............................         6,553       69,919       62,436       25,141       39,729       35,187
Sale of controlled entity .....................         1,615       17,229           --           --           --           --
Interest expense ..............................           168        1,793        1,799        2,674          745          321
Interest income ...............................           132        1,407        3,077          975          483           69
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Income before income taxes ....................         8,131       86,763       63,714       23,442       39,468       34,935
Income taxes ..................................         1,180       12,589       10,705        3,875        4,404       (2,052)
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Net income ....................................         6,952       74,174       53,009       19,567       35,064       36,987
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Other Comprehensive Income:
Unrealized loss on short-term investment.......          (116)      (1,238)
Foreign currency translation adjustments.......           138        1,472         (818)         (98)         368          365
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Comprehensive income ..........................         6,974       74,408       52,191       19,469       35,432       37,352

Income applicable to common shareholders.......         5,555       59,275       40,162        7,292       29,422       36,987
                                                  ===========  ===========  ===========  ===========  ===========  ===========
Weighted average of shares outstanding:
Basic .........................................    28,137,817   28,137,817   27,002,220   25,269,792   23,372,505   22,500,000
Diluted .......................................    49,679,835   49,679,835   48,745,896   47,909,223   46,121,286   45,638,646
Basic income per share ........................          0.20         2.11         1.49         0.29         1.26         1.64
                                                  ===========  ===========  ===========  ===========  ===========  ===========
Fully diluted income per share ................          0.14         1.49         1.09         0.29         0.76         0.81
                                                  ===========  ===========  ===========  ===========  ===========  ===========
Dividends declared per common Share ...........            --           --           --           --           --           --

                                                                              As per December 31,
                                                  ----------------------------------------------------------------------------
                                                     2001         2001       2000/(1)/      1999(1)      1998(1)      1997(2)
                                                  -----------  -----------  -----------  -----------  -----------  -----------
                                                       USD          SEK          SEK          SEK           SEK         SEK
                                                                            (in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents .....................         5,657       60,357       14,381        7,370        4,165        3,698
Working capital ...............................        19,738      210,609      140,510       98,794       65,582       44,990
Total assets ..................................        50,225      535,890      388,063      256,654      215,797      172,264
Total debt ....................................         4,193       44,738        5,356        6,555        9,501       11,903
Total shareholders' Equity ....................        37,154      396,439      302,423      211,014      168,702      130,954

(1) We have revised our previously reported basic earnings per share presentation for the twelve month periods ended December 31, 2000, 1999 and 1998, respectively, to properly reflect the issuance of common shares as dividends earned on our outstanding convertible preferred stock. This reduced our previously reported basic earnings per share by SEK 0.47, SEK
     0.48 and SEK 0.24 per share for the twelve month periods ended December 31, 2000, 1999 and 1998, respectively. The restatement had no effect on previously reported diluted earnings per share for the twelve month periods ended December 31, 2000, 1999 and, 1998, respectively, except for the 1999 year for which there was a reduction of SEK 0.12 per share.

(2) The 1997 and 1996 figures are from the historical combined financial statements of Milcap Media Limited and Cine Craft.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section together with the consolidated financial statements and the notes and the other financial data in this Report. The matters that we discuss in this section, with the exception of historical information, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties relate to factors such as: (1) the timing of the introduction of new products and services and the extent of their acceptance in the market; (2) our expectations of growth in demand for our products and services; (3) our ability to successfully implement expansion and acquisition plans; (4) the impact of expansion on our revenue, cost basis and margins; (5) our ability to respond to changing technology and market conditions; (6) the effects of regulatory developments and legal proceedings with respect to our business; (7) the impact of exchange rate fluctuations; and
(8) our ability to obtain additional financing.

Overview

         We are an international provider of adult media content. We acquire still photography and motion pictures from independent directors and process these images into products suitable for popular media formats such as print publications, DVDs, video cassettes and electronic media content for Internet distribution. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties.

         In June 1998, we acquired Milcap Media Limited, its subsidiaries and Cine Craft. Prior to these acquisitions, we were a holding company. Milcap Media Limited, its subsidiaries and Cine Craft were the acquirees, but for accounting purposes were they were deemed to be the acquirors. We became a U.S. reporting company following the 1998 acquisitions.

         We operate in a highly competitive, service-oriented market and are subject to changes in business, economic and competitive conditions. Nearly all of our products compete with other products and services that utilize adult leisure time and disposable income.

         Due to the highly fragmented structure of the adult entertainment industry, we expect increasing consolidation. We believe that, as a public company with sufficient working capital and future financing capabilities, we are in a position to acquire several privately-held competitors.

         We generate revenues primarily through:

     .   sales of movies on DVD and videocassette formats;
     .   sales of adult feature magazines;
     .   Internet subscriptions and licensing;
     . broadcasting movies through cable, satellite and hotel television programming; and
     .   brand name and trademark licensing.

     The following table illustrates our net sales by product group for the periods indicated.

     Net sales by product group

                                                     Years ended December 31,
                                               -------------------------------------
                                                 1999          2000         2001
                                               ---------     ---------    ----------
                                                 SEK           SEK           SEK
                                                          (in millions)
    Magazine and video......................      136.8         135.8         150.1
    DVD's...................................        8.4          50.2         109.8
    Internet................................       16.6          50.7          71.6
    Broadcasting............................        3.1          17.4          26.2
    Other (1)...............................       10.5           4.0           2.9
                                               ---------     ---------    ----------
    Total...................................      175.4         258.1         360.6
                                               =========     =========    ==========

     /(1)/ Includes primarily net sales of CD-ROMs and licensing fees.

     The following table illustrates our net sales by region (based on the geographic location of our customers) for the periods indicated.

     Net sales by region as a percentage of total net sales

                                                       Years ended December 31,
                                                 -------------------------------------
                                                   1999          2000          2001
                                                 ---------     ---------    ----------
                                                   SEK           SEK            SEK
                                                            (in millions)
    Europe.....................................       75%           67%           61%
    North America..............................       19%           28%           34%
    South America..............................        3%            2%            2%
    Rest of World..............................        3%            3%            3%
                                                 ---------     ---------    ----------
    Total......................................      100%          100%          100%
                                                 =========     =========    ==========

         Over time, we expect net sales from magazines and videocassettes to continue to decline as a percentage of net sales in relation to total net sales from DVDs, the Internet and broadcasting.

         We recognize net sales from the sale of magazines, videocassettes, DVDs and other related products where we do not grant distributors rights-of-return upon transfer of title, which generally occurs upon delivery. We recognize net sales of magazines where we do grant distributors rights-of-return upon transfer of title, which generally occurs upon delivery and, we record a related allowance for estimated returns. We recognize net sales of videocassettes and DVDs under consignment agreements with distributors on the basis of reported sales by such distributors. We defer and recognize ratably revenues from the sale of subscriptions to our websites over the related subscription period. We also recognize revenues from the licensing of our magazines and use of our trademarks and photo and movie library. Virtually all of our net sales are made for cash or in cash equivalents such as checks, credit cards or electronic fund transfers.

         Even though we recognize net sales upon delivery, we generally provide extended payment terms to our distributors of between 90 and 180 days. Although our extended payment terms increase our exposure to accounts receivable write-offs, we believe our risk is minimized by our generally long-term relationships with our distributors. In addition, we view our extended payment terms as an investment in our distribution channels which are important to the growth of our business.

         Our primary expenses include:

     .   acquisition of content for our library of photographs and videos;
     .   printing, processing and duplication costs; and
     .   selling, general and administrative expenses.

         Our magazines and DVD and videocassette covers are printed by independent third-party printers in Spain and the United Kingdom. We introduced DVDs as a motion picture medium in 1999. The production of each DVD master disc, prior to duplication, costs approximately $10,000. DVDs have a relatively low cost of duplication, inclusive of box and packaging, of approximately $ 1.75 per unit. We released 119 titles on DVDs during 2001, 83 titles during 2000 and 19 titles during 1999, including both new and archival material. We plan to introduce approximately 120 titles on DVDs in 2002.

         Our cost of sales has decreased relative to net sales due to our use of new mediums for our products, such as the Internet, DVDs and broadcasting. These new media provide us with additional sales of our existing content. However, our selling, general and administrative expenses have increased in relation to these media due to, among other things, our Internet development costs and ongoing administrative costs. We maintain a staff of 40 full-time Internet employees and invest extensively in advanced computer and communications infrastructure.

         In addition, our selling, general and administrative costs have increased due to the expansion of our administrative headquarters in Barcelona.

         We also incur significant intangible expenses in connection with the amortization of our library of photographs and movies and capitalized development costs, which include the Internet and broadcasting. We amortize these tangible and intangible assets on a straight-line basis for periods of between three and ten years. In the future, we expect fewer capitalized development costs in relation to the Internet and cable, satellite and hotel television programming. We will increasingly expense future investments in these media as incurred.

Critical Accounting Policies

         General

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to impairment of the library of photographs and videos and other long lived assets, allowances for bad debt, income taxes and contingencies and litigation. Accounts receivable and sales related to certain products are, in accordance with industry practice, subject to distributors right of return to unsold items. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Management periodically reviews such estimates. Actual results may differ from these estimates.

          We believe the following critical accounting policies are significantly affected by judgments and estimates used in the preparation of our consolidated financial statements.

          Recognition of Revenue

          Revenues from the sale of magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned magazines. The allowances for returns from distributors are based on historical experience of such returns for various products. Actual results may differ from management's estimates.

          Inventories

          Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories principally consist of DVD's, videocassettes and magazines held for sale or resale. The inventory is written down to the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

          Impairment of Long-Lived Assets including Goodwill

          The Company periodically evaluates the carrying value of long-lived assets including its library of photographs and videos as well as goodwill for potential impairment. Upon indication of impairment, the company will record a loss on its long-lived assets if the undiscounted cash flows that are estimated to be generated by those assets are less than the related carrying value of the assets. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds the estimated discounted future cash flows. Management's estimated future revenues are based upon assumptions about future demand and market conditions and additional write downs may be required if actual conditions are less favorable than those assumed.

          Accounts receivable

          We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment.

Results of Operations

           2001 compared to 2000

         Net sales. Our net sales in 2001 were SEK 360.6 million compared to SEK
258.1 million in 2000, an increase of SEK 102.5 million, 39.7%. We attribute this change mainly to an increase in DVD, Internet (subscriptions and licensing) and broadcasting (cable, satellite and hotel-television programming) sales. Sales from broadcasting increased 51% to SEK 26.2 million compared 2000. DVD sales increased 119% to SEK 109.8 million compared to 2000. Sales of movies in videocassette format increased 12% to 85.0 million during 2001. Internet sales increased 41% to 71.6 million.

         In 2001, our total DVD, Internet and broadcasting sales increased SEK
89.4 million, or 76%, to SEK 207.7 million, compared to 2000. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We attribute the growth in broadcasting sales to the growing digital satellite and cable television market. We attribute the growth in Internet sales to the increasing number of people who are able to connect to the Internet. Sales from broadcasting, DVD and Internet provided additional net sales from content previously sold on videocassette. We believe that the growth in broadcasting, DVD and Internet sales will continue in 2002.

         Net sales of magazines increased slightly during 2001 compared to the 2000 fiscal year.

         In May, 2001 we sold our interest in our subsidiary, Private Circle, which engaged in the design, production and marketing of trendy apparel. Accordingly, revenues and expenses associated with Private Circle did not have a significant impact in the last three quarters of 2001. Also, during the second quarter of 2001 we acquired the assets of Private USA, our North American distributor. As a result of the change in ownership, revenues associated with Private USA during this quarter declined and operations were briefly suspended, causing a temporary decline in revenues from North American distribution activities. Our distribution activities in North America are now operating normally.

         Cost of Sales. Our cost of sales was SEK 127.9 million for 2001 compared to SEK 98.8 million for 2000, an increase of SEK 29.2 million, or 29.5%. The increase was primarily the result of an increase in sales volume. Cost of sales as a percentage of sales was 35.5% for 2001, a reduction of 2.8% compared to 2000. This improvement was the direct result of lower costs associated with DVD, Internet and broadcasting sales.

         Gross Profit. Our gross profit for 2001 was SEK 232.7 million, or 64.5% of net sales, compared to SEK 159.3 million, or 61.7% of net sales for 2000. This represented an increase of 46.1%, or 2.8% in gross profit in relation to net sales. We attribute this increase to increased sales in DVD, Internet and broadcasting which are areas with higher margins. These products generally have higher profit margins.

         Selling, general and administrative expenses. Our selling, general and administrative expenses were SEK 155.0 million for 2001 compared to SEK 96.9 million for 2000, an increase of SEK 58.1 million, or 60.0%. We attribute this increase to increased marketing efforts, the setting up and consolidation of our North American subsidiary, an overall expansion of operations and our management team and our continued investment in Internet, DVD and broadcasting related activities. We expect our investment in Internet, DVD and broadcasting related activities to continue in 2002.

        Offering expense. We reported offering expenses of SEK 7.8 million for 2001 for the activities related to the listing and secondary offering on the Frankfurt Stock Exchange, Neuer Markt in Germany. The offering was postponed in January, 2002 due to poor market conditions.

        Operating profit. We reported an operating profit of SEK 69.9 million for 2001 compared to SEK 62.4 million for 2000, an increase of SEK 7.5 million, or 12.0%. We attribute this increase primarily to increased sales and higher margins offset by offering expense and.

        Sale of controlled entity. We reported a net gain of SEK 17.2 million for 2001 for the sale of our subsidiary, Private Circle, Inc.

        Interest expense. Our interest expense was SEK 1.8 million for 2001, compared to SEK 1.8 million for 2000.

        Income taxes. Our income tax expense was SEK 12.6 million for 2001, compared to 10.7 million for 2000. We attribute this increase of 1.9 million to increased DVD, Internet and broadcasting sales, higher margins and a one-time tax provision of SEK 3.0 million relating to the sale of certain land and building offset by a decrease in tax as a result of lesser profits being recorded in jurisdictions with higher corporate tax rates.

        Net income. Our net income was SEK 74.2 million for 2001, compared to SEK 53.0 million for 2000. We attribute this increase in net income of 21.2 million, or 39.9%, primarily to increased DVD, Internet and broadcasting sales, higher margins from these sales and the net gain on the sale of our subsidiary Private Circle offset by offering expense.

        2000 compared to 1999

        Net sales. Our net sales in 2000 were SEK 258.1 million compared to SEK
175.4 million in 1999, an increase of SEK 82.7 million, or 47.1%. We attribute this increase primarily to sales of movies and Internet subscription and sales, offset by decreases in CD-Rom sales, magazine sales and sales of Private Circle. Sales from broadcasting for 2000 increased 467% to SEK 17.4 million compared to 1999. DVD sales increased 498% to SEK 50.2 million compared to 1999. Sales of movies in videocassette format increased slightly in 2000. Internet sales increased 206% to SEK 50.7 million. Sales of magazines decreased marginally in 2000 compared to 1999. Our acquisition of Extasy B.V. also contributed SEK 9.7 million to net sales for 2000. In 2000, our total DVD, Internet and broadcasting sales, increased SEK 90.3 million, or 322%, to SEK 118.3 million compared to 1999.

        Cost of Sales. Our cost of sales were SEK 98.8 million for 2000 compared to SEK 84.6 million for 1999, an increase of SEK 14.1 million, or 16.7%. The increase is primarily the result of an increase in sales volume.

        Gross Profit. Our gross profit for 2000 was SEK 159.3 million, or 61.7% of net sales, compared to SEK 90.8 million, or 51.8% of net sales for 1999, an increase of 9.9%. We attribute this increase in gross profit margin primarily to an increase in sales of movies on DVD, broadcasting and Internet sales.

         Selling, general and administrative expenses. Our selling, general and administrative expenses were SEK 96.9 million for 2000 compared to SEK 65.7 million for 1999, an increase of SEK 31.2 million, or 47.5%. We attribute this increase primarily to continued development expenses in connection with Internet related activities and the use of DVDs as a motion picture distribution medium.

         Interest expense. Our interest expense was SEK 1.8 million for 2000 compared to SEK 2.7 million for 1999, a decrease of SEK 0.9 million. We attribute this decrease to lower average short-term borrowings outstanding in 2000 compared to 1999.

         Income taxes. Our income tax expense was SEK 10.7 million for 2000 compared to SEK 3.9 million for 1999, an increase of SEK 6.8 million. We attribute this increase to more of our profits being recorded in jurisdictions with higher corporate tax rates.

         Net income. Our net income was SEK 53.0 million in 2000 compared to SEK
19.6 million for 1999, an increase of SEK 33.4 million. We attribute this increase primarily to increased DVD, Internet and broadcasting sales and higher margins on these products.

Liquidity and Capital Resources

         We generate cash from our operating activities, borrowings from third parties, the exercise of warrants and private sales of our equity securities. Our principal uses of cash typically include acquisitions and joint ventures, building our library of photographs and movies and Internet infrastructure development.

         We reported a working capital surplus of SEK 210.6 million at December 31, 2001, and increase of SEK 70.1 million compared to the year ended December 31, 2000. The increase is principally attributable to increased accounts receivable related to increased sales and increases in short-term investments, related party receivable and inventories.

         We reported a working capital surplus of SEK 140.5 million for the year ended December 31, 2000, an increase of SEK 41.7 million compared to the year ended December 31, 1999. The increase was principally attributable to increased accounts receivable related to increased sales and increased inventories and prepaid expenses and other current assets.

         Operating Activities

         Net cash provided by our operating activities was SEK 61.2 million for the fiscal year ended December 31, 2001, and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. We adjusted our net income of SEK 74.2 million to reconcile it to net cash flows from operating activities. Adjustments included (1) depreciation of SEK 5.6 million, (2) bad debt provision of SEK 5.0 million (3) tax provision on asset held for sale of SEK 3.0 million, (4) amortization of goodwill of SEK
3.2 million, and (5) amortization of photographs and videos of SEK 42.0 million offset by (6) deferred taxes of SEK 1.4 million, (7) translation difference of SEC 0.4 million, (8) gain on sale of asset held for sale of SEK 2.2 million and
(9) gain on sale of controlled entity of SEK 17.2 million, providing a total of SEK 111.6 million. We reduced the total of SEK 111.6 million by the increases in trade accounts receivable, related party receivable inventories, income taxes payable and accrued other liabilities totaling SEK 78.1 million, and we offset this reduction with SEK 27.7 million from prepaid expenses and other current assets, and accounts payable trade. Net cash provided by operating activities was SEK 68.4 million for the fiscal year ended December 31, 2000. The decrease in cash provided by operating activities for the fiscal year ended December 31, 2001 is principally the result of adjustments to reconcile net income to net cash flows from operating activities and changes in operating assets and liabilities.

       Net cash provided by our operating activities was SEK 68.4 million for 2000 compared to SEK 24.1 million for 1999, and primarily resulted from net income and adjustments to reconcile net income to net cash flows from operating activities. We adjusted our net income of SEK 53.0 million to reconcile it to net cash flows from operating activities. Adjustments included (1) stock-based compensation of SEK 0.2 million, (2) amortization of goodwill of SEK 1.6 million, (3) amortization of our library of photographs and movies of SEK 31.6 million, and (4) depreciation of SEK 7.9 million and were offset by deferred taxes of SEK 0.6 million, providing for a total of SEK 93.7 million. We reduced the total of SEK 93.7 million by the increases in trade accounts receivable, inventories and prepaid expenses and other current assets totalling SEK 71.3 million, and we offset this reduction by SEK 46.0 million from related party receivable, accounts payable trade, income taxes payable and accrued other liabilities.

       Investing Activities

       Net cash used in investing activities for the fiscal year ended
December 31, 2001 was SEK 61.1 million. The investing activities were principally investment in library of photographs and videos of SEK 72.0 million, which were carried out in order to maintain the 2001 and 2002 release schedules for magazines, videos, DVDs and broadband. In addition to investment in library of photographs and videos, SEK 26.8 million was invested in short-term investments, SEK 8.1 million in capital expenditures, SEK 5.7 million in investment in subsidiary offset by SEK 27.1 million from cash from sale of controlled entity, SEK 23.2 million from cash from sale of asset held for sale and SEK 1.2 million from sale of other assets. The decrease over the comparable twelve-month 2000 period is principally due to cash from sale of controlled entity, cash from sale of asset held for sale and sale of other assets offset by capital expenditures, investments in controlled entity, short-term investments and investments in library of photographs and videos in order to maintain inventory levels and expand DVD activities.

       Net cash used in our investing activities for 2000 was SEK 71.1 million compared to SEK 39.7 million in 1999. The investing activities were primarily investments in our library of photographs and videos of SEK 51.9 million, which were carried out in order to start up DVD sales, increase content quality and maintain the 2000-2001 release schedule. In addition to investing in our library of photographs and movies, we invested SEK 10.9 million in capital expenditures, SEK 0.9 million in assets held for sale and SEK 6.7 million in other assets. The increase over the comparable twelve-month 1999 period was due principally to increased investments in our library of photographs and movies, capital expenditures and investments in other assets.

       Financing Activities

       Net cash provided by our financing activities for the fiscal year ended December 31, 2001 was SEK 45.6 million, represented primarily by short-term borrowings and conversion of warrants during the year offset by repayments of long-term borrowings. We attribute the increase over the comparable twelve-month 2000 period to short-term borrowings which result from a loan provided by Commerzbank AG in December 2001.

       In December 2001 we borrowed $ 4.0 million from Commerzbank pursuant to a Note due December 20, 2002 in order to expand our product portfolio. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest due on December 20, 2002. The Note is prepayable in full upon the sale of equity by us. Upon the Note becoming prepayable, we are required to repay the entire principal amount of the Note together with the greater of (1) accrued interest payable on the Note or (2) a prepayment premium equal to $200,000. The Note is secured by a guaranty from Slingsby Enterprises and a pledge by Slingsby Enterprises of 5,600,000 shares of our Series A Preferred Stock. Commerzbank and Slingsby Enterprises have also agreed that if the Note remains unpaid at maturity, Commerzbank may elect to exchange the Note for Series A Preferred Stock or common stock owned by Slingsby Enterprises having a value of $ 5.0 million. Slingsby Enterprises is beneficially owned by Berth H. Milton, our Chief Executive Officer and a director.

       Net cash provided by our financing activities for 2000 was SEK 10.5 million compared to SEK 18.9 million for 1999, attributable to SEK 11.7 million from conversion of warrants and an increase in short-term borrowings of SEK 0.2 million on our line of credit, offset by our repayments on long-term borrowings of SEK 1.4 million. We attribute the decrease over the comparable 1999 period primarily to fewer conversions of warrants.

Outlook

       We expect continued growth in 2002, particularly in the DVD, Internet and broadcasting segments. We believe that our recently introduced broadband website, www.privatespeed.com, will ultimately generate strong net sales growth with favorable margins. We also plan to introduce animated movie productions and video content accessible by mobile devices in 2002. We expect increases in the rate of production of new movies in 2002 and beyond to result in improved revenue growth.

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

Euro Conversion

       Historically a significant portion of our revenues and operating expenditures have been in Swedish Kronor, our reporting currency. Over time, due to internal growth, new business developments and acquisitions, our business activities are being increasingly conducted in countries of the European Union who have adopted the euro as their currency. As a result, for all future fiscal periods beginning after December 31, 2001, we are submitting our accounting reports using the euro as our primary reporting currency. The transitional period for the introduction of the euro ended on January 1, 2002 when the euro replaced all local currencies in eleven of the member states. Although the euro conversion may affect cross-competition by creating cross-border price transparency, we believe that this development is unlikely to affect our business due to the low per item cost of our magazines, movies and other products.

New Accounting Standards Not Yet Adopted

       On July 20, 2001, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS
141) and No. 142 Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the use of the pooling-of interests method of accounting for business combinations and clarifies the criteria used to recognize intangible assets separately from goodwill in accounting for a business combination under the purchase method. SFAS 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and this statement supersedes APB Opinion No. 16 Business Combinations and related interpretations.

       Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment (or more frequently if indicators of impairment arise). Further separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives (with no maximum life specified; whereas under prior rules a maximum life of 40 years was required).

       The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in fiscal years beginning after December 15, 2001 (i.e. January 1, 2002 for Private Media Group). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. Adoption of these new standards may have a material impact on our reported goodwill amortization expense and potentially on the carrying value of goodwill. Goodwill amortization expense for the years ended December 31, 2001 and December 31, 2000 amounted to SEK 2.9 million and SEK 1.6 million, respectively and the net carrying value of goodwill as of December 31, 2001 was SEK 21.0 million.

       In August 2001 the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 143 Asset Retirement Obligations (SFAS 143) regarding non-temporary removal of long-lived asset from service, whether by sale, abandonment, recycling or other method of disposal.

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

       SFAS 143 will become effective the first day of fiscal years beginning after June 15, 2002, which for Private Media Group will be January 1, 2003, with early application permitted. The transition impact will be recorded as a cumulative change in accounting policy as of the beginning of the fiscal year. Management does not expect that the adoption of SFAS 143 will have a material impact on our results of operations or financial position.

       In October 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of (SFAS 121) and those sections of Accounting Principle Board Standard No. 30 Reporting the Results of Operations (APB 30), related to discontinued operations. The scope of SFAS 144 includes long-lived assets, or groups of assets, to be held and used as well as those which are to be disposed of by sale or by other method, but excludes a number of long-lived assets such as goodwill and intangible assets not being amortized under the application of SFAS 142. Under SFAS 144 the impairment test methodologies of SFAS 121 are essentially unchanged as the standard requires testing for impairment when indicators of impairment are in evidence, and that impairment losses are recognized only if the assets carrying value is not recoverable (based on undiscounted cash flows) and the carrying value of the long lived asset (group) is higher than the fair value.

       SFAS 144 is effective the first day of fiscal years beginning after December 15, 2001, which for Private Media Group will be January 1, 2002, with early application encouraged. We do not expect that the adoption of SFAS 144 will have a material impact on our results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We do not use derivative financial instruments for trading purposes and were not a party to any derivative, swap or option contracts during 2001. We do not hedge our interest rate or foreign currency exchange rate exposures.

       As our cash and cash equivalent and short-term investments consist principally of money market securities and investments in short-term debt or equity securities and we have only a limited amount of borrowings which are primarily at fixed rates of interest our market risk related to fluctuations in interest rates is limited. Accordingly, a one percentage change in market interest rates would not have a material impact on our results of operations.

       We transact our business in various foreign currencies, principally the Swedish Kronor, U.S. Dollar and the Euro and certain Euro-zone currencies. We generally attempt to limit exposure to currency rate fluctuations by matching transaction currencies (revenues/expenses) to the functional currency of its operating subsidiaries. Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to fluctuations in the Euro versus the U.S. Dollar. We monitor our exposure to foreign exchange rate fluctuations and do not believe that a 10% change in exchange rates would have a material impact on operating results or cash flows.

                                   PART III

ITEM 10.  DIRECTOR AND EXECUTIVE

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth all of the current directors, executive officers and key employees of Private Media Group, Inc., their age and the office they hold with Private Media Group, Executive officers and employees serve at the discretion of the Board of Directors, All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.



Name                                                Age        Position With the Company or Subsidiary
----------------------------------------------     -----       ----------------------------------------------------------------
Directors
Berth H, Milton                                    46          Chief Executive Officer, President and Director
Bo Rodebrant                                       49          Director
Ferran Mirapeix                                    44          Director

Other Executive Officers and Key Employees
---------------------------------------------
Claes Henrik Marten Kull                           36          Chief Marketing Officer, Private Media Group, Inc.; Marketing
                                                               Manager, Milcap Media Group
Javier Sanchez                                     40          Chief Operating Officer, Private Media Group,
                                                               Inc.; General Manger, Milcap Media Group
Johan Gillborg                                     39          Secretary and Chief Financial Officer, Private Media Group, Inc.;
                                                               Chairman Private France S.A.; Chairman, Private Benelux;
                                                               Administrator, Milcap Media Group
Philip Christmas                                   40          Vice President, Private Media Group, Inc.; Chief Financial Officer,
                                                               Milcap Media Group
Ad Heesbeen                                        46          Managing Director of Private Benelux B.V.
Jean Pierre Michel                                 46          Managing Director of Private France S.A.


          The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers or key employees of Private Media Group, Inc.;

Berth H. Milton was appointed to the Board of Directors of Private Media Group, Inc. in February 1998 and was the Corporate Secretary from June 1998 until February 1999. In February 1999 Mr. Milton was appointed Chairman of the Board and Chief Executive Officer. Mr Milton has been Administrator of Milcap Media Group from its inception until June 2000 and has been acting as an advisor to the Milcap Media Group since 1991. Mr. Milton is active in several international industry and real estate projects and developments.

Bo Rodebrant was appointed as a Director of Private Media Group, Inc. in August 1998, Mr. Rodebrant has operated his own accountancy and management consulting services, R&S Ekonomiservice, since 1986. Prior to that time he co-founded an ice cream business, Hemglass, which was the largest of its kind in Stockholm, Sweden. The business was sold by My. Rodebrant in 1986. Mr. Rodebrant holds a degree in construction engineering which he received in 1974.

Ferran Mirapeix was appointed to the Board of Directors in December 2001. Mr. Mirapeix joined the Meriden

Group, a private holding company, in 1990 and has been its President since 1996. Between 1985 and 1990, he lived in Spain and worked as Director of Marketing and Director of New Business Development for a large consumer goods company. Prior to 1985, he worked for a management consulting firm in the United States for two years. Mr. Mirapeix holds a Law Degree from the University of Barcelona, a Diploma in Economics from the London School of Economics and a Master in Business Administration from Northwestern University.

Claes Henrik Marten Kull joined the Milcap Media Group in 1992 as a sales manager, and has been Milcap Media Group's Marketing Manager since 1993, and was appointed Chief Marketing Officer of Private Media Group in August 1998, with his main responsibilities being to identify and open up new markets and negotiate with distributors. Since he began working for the Private Media Group, Inc. in 1992, it has commenced distribution in approximately 25 new countries. From 1991 to 1992 he operated his own business (his business partner was Johan Gillborg) which acted as a sub-contracted sales force for Securitas Direct of Sweden. From 1988 to 1991 he managed a private import and trading corporation, which became the start of his career as an entrepreneur and sales professional.

Javier Sanchez was appointed as the Chief Operating Officer of Private
Media Group, Inc. in August 1998, and has been the General Manager of Milcap Media Group, member of the Board of Milcap Media Group and Private France, and minority shareholder of Milcap Media Group since its incorporation in 1991. He has been a member of the Board of Milcap Publishing Group AB since its incorporation in 1994 until 1997. From 1988 to 1991 he was the Operations Director of a mid-size printing company near Barcelona. From 1984 to 1987 he was the Production Manager of a major printing company in Barcelona.

Johan Gillborg was appointed as Chief Financial Officer of Private Media Group, Inc. in August 1998. During the year 2000 he became Chairman of Private
Benelux and Private France. Mr. Gillborg joined the group in 1992 as Marketing Consultant. From 1991 to 1992 he operated his own business which acted as sub-contracting sales force for Securitas Direct of Sweden (together with Mr. Kull). From 1988 to 1990, Mr. Gillborg served as a general manager in the hotel business in the United Kingdom and Portugal.Mr. Gillborg holds a Bachelor's Degree in Business Administration from Schiller International University in London.

Philip Christmas was appointed Vice President in August 2001. Prior to this time Mr. Christmas was employed by PricewaterhouseCoopers and its predecessor firm, Coopers & Lybrand, since 1988. While employed by PricewaterhouseCoopers he was responsible for carrying out audits of multinational and local companies and, more recently, he has provided transaction services to clients acquiring businesses in Spain.Mr. Christmas is a member of the Institute of Chartered Accountants of England and Wales and of ROAC (Official Register of Auditors) in Spain.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors currently has three committees: (1) an Audit Committee, a Compensation Committee, and (3) an Executive Committee.

         The Audit Committee is currently comprised of two directors, Bo Rodebrant and Ferran Mirapeix. The Audit Committee reviews and recommends to the Board, as it deems necessary, our internal accounting and financial controls and the accounting principles and auditing practices and procedures to be employed in preparation and review of our financial statements. The Audit Committee makes recommendations to our board of directors concerning the engagement of independent public accountants and the scope of the audit to be undertaken by the accountants.

         The Compensation Committee is currently comprised of Messrs. Milton and Sanchez. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board of Directors policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It exercises all authority under any employee stock option plans as the Committee therein specified, unless the Board of Directors resolution appoints any other committee to exercise such authority, and advises and consults with our officers as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board of Directors.

         The Executive Committee is comprised of Messrs. Milton, Kull and Sanchez. The Executive Committee is authorized, subject to certain limitations, to exercise all of the powers of the Board of Directors during periods between board meetings.

COMPENSATION OF DIRECTORS

         No director received any compensation during the most recent fiscal year in consideration of his service as a director. No plans have been adopted to compensate directors in the future. However, in 1999, we adopted the 1999 Employee Stock Option Plan, which authorizes stock options to be issued to directors. We may in the future compensate directors for attending board of directors and committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 furnished to Private Media Group covering its 2001 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of our directors other than Bo Rodebrant and Ferran Mirapeix, and officers and beneficial owners of more than 10% of the our common stock who are identified in the table appearing in Item 12 of this Report did not file Form 5 on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid to our Chief Executive Officer and to our other most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"), for services rendered in all capacities to Private Media Group during the fiscal years ended December 31, 2001, 2000, and 1999. No other executive officer earned compensation in excess of $100,000 in each of these periods.

SUMMARY COMPENSATION TABLE

                                                                                         Annual Compensation Salary
Name and Principal Position During Fiscal 2001                       Fiscal Year                   ($)
---------------------------------------------------------           --------------   --------------------------------

Berth H. Milton.......................................                      2001                             170,000
   President and CEO..................................                      2000                             151,000
                                                                            1999                             151,000

Javier Sanchez.................................                             2001                             150,262
   Chief Operating Officer, Private Media Group, Inc.                       2000                             150,262
   General Manager, Milcap Media Group................                      1999                             150,262

Aggregate  compensation for all executive officers and
directors as a group /(7)/                                                  2001                             740,959
                                                                            2000                             678,953
                                                                            1999                             491,769

-------------------

COMPENSATION COMMITTEE REPORT

         We maintain a Compensation Committee, which currently consists of one director, who is also our Chief Executive Officer, Berth H. Milton, and our Chief Operating Officer, Javier Sanchez. The Compensation Committee approves salary practices for the Chief Executive Officer, and sets performance objectives and establishes the compensation of the Chief Executive Officer, subject to the review and approval of our board of directors' outside independent directors. The compensation of other executive officers is reviewed and set by the Chief Executive Officer, after review and consultation with the other members of the Compensation Committee.

         Our policy in compensating executive officers is to establish methods and levels of compensation that will provide strong incentives to promote our profitability and growth and reward superior performance. Compensation of executive officers includes salary as well as stock-based compensation in the form of stock options under our Employee Stock Option Plan. In 2001, salary accounted for all the executive officers' direct compensation. No new stock option grants were made. However, initial stock option grants in 1999 to executive officers continue to vest quarterly. We believe that the existing compensation of our executive officers should be sufficient to attract and retain highly qualified personnel and also provide meaningful incentives for measurably superior performance.

         To date we have relied upon cash flow from operations as our principal source of working capital. As a result, we have placed special emphasis on equity-based compensation, in the form of options, to preserve our cash for operations. This approach also serves to match the interests of our executive officers with the interest of our shareholders. We seek to reward achievement by our executive officers of long and short-term performance goals, which are measured by factors including improvements in revenue and profitability, and successfully developing new products and markets.

         Included in the factors considered by the Compensation Committee in setting the compensation of our Chief Executive Officer were growth in sales, and the development new products, expansion of our markets and establishing strategic business relationships.

         During 2001, we made significant progress in connection with our efforts to increase sales, develop new products and establish strategic business relationships. In addition, although we made substantial progress in the growth of our business in 2000, Mr. Milton, our Chief Executive Officer, voluntarily elected to forego any increase in his compensation for 2000, in order to maximize our use of working capital. In recognition of our continued success in 2001, and taking into account Mr. Milton's desire to conserve our working capital, Mr. Milton's salary was increased by $20,000 in 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our Compensation Committee is currently comprised of Messrs. Milton and Sanchez, who are our Chief Executive Officer and Chief Operating officer, respectively, and served in these capacities during the 2001 fiscal year. During the last fiscal year, none of our executive officers served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

PERFORMANCE GRAPH

         The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the three fiscal years in (a) the total shareholder return on common stock of Private Media Group, Inc. with (b) the total return on the Standard & Poors SmallCap 600 index and (c) the total return on a peer group. The Standard & Poors SmallCap 600 index includes companies with an average market capitalization of approximately $ 615.6 million, with the largest company having a capitalization of approximately $ 3.4 billion. The peer group is an index weighted by the relative market capitalization of the following two companies, which were selected for being in an industry related to that of Private Media Group, Inc. (provider of adult content). The two are Playboy and New Frontier Media. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of Private Media Group, Inc. common stock.

                                     [CHART]

             COMPARISON OF CUMULATIVE TOTAL RETURN SINCE LISTING(*)

                                          February 28,           December 31,        December 31,          December 31,
                                              1999                   1999              2000                   2001
                                      ------------------     ------------------    ----------------    -------------------
Private Media Group, Inc.                           100                    152                 195                    248
S&P SmallCap 600 Index                              100                    124                 138                    146
Peer Group                                          100                     90                  40                     70

(*) $ 100 invested on February 28, 1999 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

EMPLOYEE STOCK OPTION PLAN

         The 1999 Employee Stock Option Plan was adopted by the Board of Directors and shareholders of Private Media Group, Inc. in 1999. The Plan allows us to grant options to purchase common stock to designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers of Private Media Group.

         The Plan authorizes us to grant stock options exercisable for up to an aggregate of 3,600,000 shares of common stock. No stock options may be granted under the Plan, after the Plan expires, on March 1, 2004. If a stock option expires, terminates or is cancelled for any reason without having been exercised in full, the shares of common stock not purchased under the Plan are available for future grants.

         The purchase price (exercise price) of option shares must be at least equal to the fair market value of such shares on the date the stock option is granted or such later date we may specify. The stock option is exercisable for a period of ten years from the date of grant or such shorter period as is determined by us. Each stock option may provide that it is exercisable in full or in cumulative or non-cumulative installments, and each stock option is exercisable from the date of grant or any later date specified in the option. The Board of Directors has the authority under the Plan to take certain actions, including the authority to accelerate vesting schedules and to otherwise waive or adjust restrictions applicable to the exercise of stock options.

         Unless otherwise provided by us, an optionee may not exercise a stock option unless from the date of grant to the date of exercise the optionee remains continuously in our employ. If the employment of the optionee terminates for any reason other than death, disability or retirement at or after the age of 65, (1) the stock options then currently exercisable will remain exercisable for a period of 90 days after that termination of employment (except that the 90 day period is extended to 12 months if the optionee dies during such 90 day period), unless those stock options expire prior to the expiration of 90 days, and (2) the stock options then not exercisable will terminate as of the date of termination of employment.

         The Board of Directors may at any time suspend, amend or terminate the Plan. Shareholder approval is required, however, to (1) materially increase the benefits accruing to optionees, (2) materially increase the number of securities which may be issued (except for adjustments under anti-dilution clauses), or (3) materially modify the requirements as to eligibility for participation. The Plan authorizes us to include in stock options provisions which permit the acceleration of vesting in the event of a change in control of Private Media Group, Inc. as defined under the Plan.

         As of January 3, 2002, 2,379,368 options were outstanding under the Plan with an average exercise price of $5.61. Options for 967,641 shares of common stock remained available for grant as of such date. Future grants under the Plan will be made at our discretion.

OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth certain information at December 31, 2001, and for the year then ended, with respect to stock options granted to the individuals named in the Summary Compensation Table above. No options have been granted at an option price below the fair market value of the Common Stock on the date of grant.

         The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of Private Media Group, Inc. held by the Chief Executive Officer and those other executive officers named in the Summary Compensation Table.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

                                                                                                        Value of
                                                                                                        --------
                                                                      Number of Securities            Unexercised
                                                                      --------------------            -----------
                                                                           Underlying                In-the-Money
                                                                           ----------                ------------
                                                                           Unexercised               Options/SARs
                                                                           -----------               ------------
                                                                         Options/SARs At             At Fiscal Year
                                                                         ---------------             --------------
                               Shares                                    Fiscal Year End                End($)*
                               ------                                    ---------------                -------
                             Acquired On        Value Realized             Exercisable/               Exercisable/
                             -----------        --------------             ------------               ------------
         Name                  Exercise               ($)                 Unexercisable              Unexercisable**
         ----                  --------               ---                 -------------              ---------------

Berth H. Milton                   -                    -                  150,000 30,000             394,387 131,462
Javier Sanchez                    -                    -                  150,000 30,000             394,387 131,462

(*) Based on the closing price of our common stock on the last trading day of the fiscal year ended December 31, 2001.

(**) Weighted average exercise price for vested options only has been used.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information as of January 3, 2002, regarding the beneficial ownership of our common stock by (i) each of our directors and executive officers individually, (ii) all persons known by us to be beneficial owners of five percent or more of our common stock, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares.

                                                                                                       Percent
                                                                      Number of Shares             Beneficially
Name and Address /(1)/                                             Beneficially Owned /(1)/           Owned
-------------------------------------------------------------    ----------------------------  ---------------------

Berth H. Milton /(2)/........................................             23,856,130                  48.1%

Senate Limited /(3)/
3 Bell Lane, Gibraltar.......................................              5,025,000                  17.7%

Chiss Limited /(4)/
3 Bell Lane, Gibraltar.......................................              4,200,000                  14.8%

Pressmore Licensing Limited
P.O. Box N-341, Nassau, Bahamas..............................              1,875,000                   6.6%

Solidmark (Gibraltar) Ltd.
3 Bell Lane, Gibraltar.......................................              1,875,000                   6.6%

Claes Henrik Marten Kull /(5)/...............................                367,500                   1.3%

Johan Gillborg /(6)/.........................................                247,500                      *

Javier Sanchez /(7)/.........................................                180,000                      *

Philip Christmas.............................................                 S     -                      -

Bo Rodebrant /(8)/...........................................                 60,000                      *

Ferran Mirapeix..............................................                 50,000                      *

All Executive Officers and Directors
as a group (7 persons) /(9)/.................................             24,761,130                  49.4%

..    Denotes less than 1%

  /(1)/ Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of common stock which may be acquired upon exercise or conversion of warrants or Preferred Stock which are currently exercisable or exercisable within 60 days of January 3, 2002, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of Private Media Group, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

  /(2)/ Includes 21,000,000 shares of Common Stock issuable upon conversion of 7,000,000 shares of our $4.00 Series A Convertible Preferred Stock and 42,126 shares of common stock which have accrued as dividends on the Preferred Stock. Mr. Milton is indirectly the beneficial owner of the 7,000,000 shares of the $4.00 Series A Convertible Preferred Stock and 768,004 shares of Common Stock owned of record by Slingsby Enterprises Limited. 5,600,000 shares of $4.00 Convertible Preferred Stock have been pledged by Slingsby Enterprises Limited pursuant to a pledge agreement dated December 21, 2001, in connection with our $ 4.0 million bridge loan from Commerzbank AG. See "Certain Relationships and Related Transactions -- Related Party Transactions." This amount also includes
         (i) 1,875,000 shares of common stock owned by Bajari Properties Limited, of which Mr. Milton is the sole shareholder, and (ii) 150,000 shares issuable upon exercise of options issued under our Employee Stock Option Plan. His address is c/o Private Media Group, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

  /(3)/ Kate Bentley is the sole shareholder of Senate Limited and, therefore, may be deemed to be the beneficial owner of these shares.

  /(4)/ Andrea Armas is the sole shareholder of Chiss Limited and, therefore, may be deemed to be the beneficial owner of these shares

  /(5)/ Includes 142,500 shares issuable upon exercise of options issued under the Employee Stock Option Plan. His address is c/o the Private Media Group, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

  /(6)/ Includes 142,500 shares issuable upon exercise of options issued under the Employee Stock Option Plan. His address is c/o Private Media Group, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

  /(7)/ Includes 150,000 shares issuable upon exercise of options issued under the Employee Stock Option Plan. His address is c/o Private Media Group, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

   /(8)/ Includes 60,000 shares issuable upon exercise of options issued under the Employee Stock Option Plan. His address is c/o Private Media Group, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

  /(9)/ Includes 21,000,000 shares of Common Stock issuable upon conversion of 7,000,000 shares of our outstanding Series A Preferred Stock, 42,126 shares of common stock which have accrued as dividends on the Preferred Stock, 768,004 shares of Common Stock owned of record by Slingsby Enterprises Ltd.,

         1,875,000 shares of common stock owned by Bajari Properties Ltd. and 695,000 shares issuable upon exercise of outstanding options under the Employee Stock Option Plan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS

         No Director or executive officer of Private Media Group is related to any other Director or executive officer. None of our officers or Directors hold any directorships in any other public entity. There are currently three outside directors on our Board of Directors.

RELATED TRANSACTIONS

         We have a short-term loan to an entity controlled by Mr. Milton in the amount of SEK 6.8 million, SEK 4.5 million and 14.7 million at December 31, 1999, 2000 and 2001, respectively. The loan bears interest at the rate of 10% per annum and has no maturity date.

         In December 2001 we borrowed $4.0 million from Commerzbank AG pursuant to a Note due December 20, 2002 in order to expand our product portfolio. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest due on December 20, 2002. The Note is prepayable in full upon the sale of equity by us. Upon the Note becoming prepayable, we are required to repay the entire principal amount of the Note together with the greater of (1) accrued interest payable on the Note or (2) a prepayment premium equal to $200,000. The Note is secured by a guaranty from Slingsby Enterprises and a pledge by Slingsby Enterprises of 5,600,000 shares of our Series A Preferred Stock. The lender and Slingsby Enterprises have also agreed that if the Note remains unpaid at maturity, Commerzbank may elect to exchange the Note for Series A Preferred Stock or common stock owned by Slingsby Enterprises to the value of $5.0 million. Slingsby Enterprises is beneficially owned by Berth H. Milton, our Chief Executive Officer and a director.

         On March 31, 1998, two of our wholly owned subsidiaries, together with Zebra Forvaltings AB, Sweden, or Zebra, an affiliated company of Berth Milton, purchased all of the outstanding capital stock of Viladalt, Spain from its shareholders, none of whom is related to Private Media Group or Mr. Milton, for the sum of approximately $2.7 million. It was agreed that our subsidiaries would own 69% of the Viladalt shares, Zebra would own 31% of the Viladalt shares, and that each party would be responsible for its proportionate share of the purchase price. To avoid the appearance of a conflict of interest, Zebra agreed to sell its interest in Viladalt to us at Zebra's cost when and if the Viladalt interest was sold by us. The principal asset of Viladalt is a country house in the Barcelona, Spain area known as Casa Retol de la Sarra. The Viladalt property was acquired by us as a real estate investment and has been utilized as a filming location for certain of our movie and video productions. In July, 2001, Viladalt entered into an agreement to sell certain land and building for a consideration of SEK 29.0 million. The sale closed in July, 2001 and we received the cash consideration and repaid related outstanding long-term borrowings of SEK 9.5 million.

         Our Spanish subsidiary, Milcap Media Group, has issued a guarantee of indebtedness to Viosland, a company deemed to be controlled by our principal shareholder. The guarantee relates to the financing of the construction of a new office and warehouse located in Barcelona, Spain, part of which is proposed to be leased by us at its fair rental value upon completion of construction. The guarantee requires Milcap Media Group to pay the general contractor for costs of construction if not paid by Viosland. We do not believe that Milcap Media Group will be required to pay any significant amounts related to this guarantee.

         The foregoing transactions were approved by a majority of our disinterested directors and are believed to be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arms-length basis.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  DOCUMENTS FILED AS PART OF THIS FORM 10-K:


   1.   FINANCIAL STATEMENTS.

        See Consolidated Financial Statements.

   2.   FINANCIAL STATEMENT SCHEDULES.

        See Consolidated Financial Statements.

   3.   EXHIBITS.

        See Exhibit Index.

   (b)  REPORTS ON FORM 8-K:

        There were no reports on Form 8-K filed by the Registrant in the last quarter of fiscal 2001.

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT

 No.     DESCRIPTION OF DOCUMENT
 ---     -----------------------

 ***3.1  Restated Articles of Incorporation

 ***3.2  Articles of Amendment to the Articles of Incorporation

 ***3.3  Bylaws

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

  *10.10 Agreement dated March 31, 1998, by and between Milcap
         Media Ltd. and certain shareholders of Viladalt, S.L.

 **10.11 1999 Employee Stock Option Plan.

 **10.12 Production Agreement dated as of March 29, 1999, by and between Milcap Media Ltd. And Pierre Woodman.

 **10.13 Final Agreement dated as of March 22, 1999, by and among Private Media Group, Inc., Danny Cook and Qamilla
         Carlsson.

***10.14 7% Note Due 2002 from the Registrant to Commerzbank AK.

   21    Subsidiaries of the Registrant

   23.1  Consent of Ernst & Young AB

   23.2  Consent of Bruce E. Waldman, C.P.A.

         *Incorporated by reference from the registrant's
         Registration Statement on Form SB-2 (SEC File No.
         333-62075).

         **Incorporated by reference from the registrant's Annual
         Report on Form 10-KSB for the year ended December 31, 1998.

         ***Incorporated by reference from the registrant's
         Registration Statement on Form S-1 (SEC File No.
         333-69654).

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 15, 2002                   PRIVATE MEDIA GROUP, INC.


                                         By:/s/ Berth H. Milton
                                            -------------------
                                                Berth H. Milton, Chief Executive
                                                Officer

         In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Name                     Title                         Date
             ----                     -----                         ----
/s/ Berth H. Milton           Chairman of the Board, Chief     April 15, 2002
-------------------
    Berth H. Milton           Executive Officer and Director

/s/ Johan Gillborg            Chief Financial Officer, Chief   April 15, 2002
--------------------------
    Johan Gillborg            Accounting Officer

/s/ Ferran Mirapeix           Director                         April 15, 2002
--------------------------
    Ferran Mirapeix

/s/ Bo Rodebrant              Director                         April 15, 2002
--------------------------
    Bo Rodebrant

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and

Shareholders of Private Media Group, Inc.


     We have audited the accompanying consolidated balance sheets of Private Media Group, Inc, as of December 31, 2000 and 2001 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Private North America Inc., a wholly-owned subsidiary incorporated in 2001, which statements reflect total assets constituting 6% and total revenues constituting 12% in 2001 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Private North America Inc., is based solely on the report of other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in Sweden and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc, at December 31, 2000 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

Stockholm, Sweden

April 11, 2002



Ernst & Young AB
----------------


/s/ Tom Bjorklund
-----------------
Tom Bjorklund

                           PRIVATE MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                     -----------------------------------
                                                                        2000         2001        2001
                                                                     ------------  ----------  ---------
                                                                         SEK          SEK        USD
                                                                               (in thousands)
ASSETS
Cash and cash equivalents......................................           14,381      60,357      5,657
Short-term investments.........................................                -      26,841      2,516
Trade accounts receivable - net (Note 4).......................          116,555     150,041     14,062
Related party receivable (Note 13).............................            4,515      14,718      1,379
Inventories - net  (Note 5)....................................           56,677      77,722      7,284
Deferred income tax asset (Note 12)............................                -       1,502        141
Prepaid expenses and other current assets (Note 6).............           29,340      16,811      1,576
                                                                     -----------   ---------   --------
TOTAL CURRENT ASSETS...........................................          221,468     347,992     32,615

Library of photographs and videos - net (Note 7)...............          104,183     134,138     12,571
Property, plant and equipment - net (Note 8)...................           18,150      26,241      2,459
Goodwill  and other intangible assets (Note 3 and 9)...........           15,843      25,444      2,385
Asset held for sale (Note 3)...................................           20,976           -          -
Other assets...................................................            7,443       2,075        195
                                                                     -----------   ---------   --------
Total assets...................................................          388,063     535,890     50,225
                                                                     ===========   =========   ========

liabilities and shareholders' equity
Short-term borrowings (Note 10)................................              674      42,670      3,999
Accounts payable trade.........................................           49,022      64,749      6,069
Income taxes payable (Note 12).................................           21,403      22,895      2,146
Deferred income taxes (Note 12)................................              130         210         20
Accrued other liabilities (Note 11)............................            9,729       6,859        643
                                                                     -----------   ---------   --------
total current liabilities......................................           80,958     137,383     12,877

Long-term borrowing (Note 10)..................................            4,682       2,068        194

SHAREHOLDERS' EQUITY (Note 14)
$4.00 Series A Convertible Preferred Stock
10,000,000 shares authorized, 7,000,000
shares issued and outstanding....................................              -           -          -
Common Stock, $.001 par value, 100,000,000 shares authorized
27,750,920 and 28,370,857 issued and outstanding
at December 31, 2000 and 2001, respectively.......................         8,310       8,316        779
Additional paid-in capital.........................................       88,127     125,622     11,773
Stock dividends to be distributed..............................            6,728       3,735        350
Retained earnings..............................................          199,838     259,112     24,284
Accumulated other comprehensive income............................          (580)       (346)       (32)
                                                                     -----------   ---------   --------
total shareholders' equity.....................................          302,423     396,439     37,154
                                                                     -----------   ---------   --------
total liabilities AND shareholders' equity.....................          388,063     535,890     50,225
                                                                     ===========   =========   ========

         See accompanying notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME

                                                                   Years ended December 31,
                                                          -------------------------------------------
                                                            1999        2000        2001      2001
                                                          ----------  ----------  ---------  --------
                                                             SEK         SEK         SEK       USD
                                                                        (in thousands)
  Net sales..............................................  175,426     258,084     360,632    33,799
  Cost of sales..........................................   84,624      98,770     127,928    11,990
                                                          --------    --------    --------   -------
  Gross profit...........................................   90,802     159,314     232,704    21,809
  Selling, general and administrative expenses...........   65,661      96,878     154,983    14,525
  Offering expenses......................................        -           -       7,801       731
                                                          --------    --------    --------   -------
  Operating income.......................................   25,141      62,436      69,919     6,553
  Sale of controlled entity..............................        -           -      17,229     1,615
  Interest expense.......................................    2,674       1,799       1,793       168
  Interest income........................................      975       3,077       1,407       132
                                                          --------    --------    --------   -------
  Income before income taxes.............................   23,442      63,714      86,763     8,131
  Income taxes...........................................    3,875      10,705      12,589     1,180
                                                          --------    --------    --------   -------
  Net income.............................................   19,567      53,009      74,174     6,952
                                                          --------    --------    --------   -------
  Other comprehensive income:
      Unrealized loss on short-term investment...........        -           -      (1,238)     (116)
      Foreign currency translation adjustments...........      (98)       (818)      1,472       138
                                                          --------    --------    --------    ------
      Comprehensive income...............................   19,469      52,191      74,408     6,974
                                                          ========    ========    ========    ======

      Income applicable to common shares.................    7,292      40,162      59,275     5,555
                                                          ========    ========    ========    ======

  Net income per share:
      Basic..............................................     0.29        1.49        2.11      0.20
                                                          ========    ========    ========    ======
      Diluted............................................     0.29        1.09        1.49      0.14
                                                          ========    ========    ========    ======


         See accompanying notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                Accu-
                                                                                                               mulated
                                                                             Addi-      Stock                   other     Total
                                 Common stock          Preferred stock      tional    dividends                compre-    share-
                             ----------------------  ---------------------  paid-in     to be      Retained    hensive   holder's
                               Shares      Amounts     Shares     Amounts   capital   distributed  earnings     income     equity
                             -----------  ---------  ----------  ---------  --------  -----------  ---------   --------  ---------
                                             SEK                    SEK        SEK        SEK         SEK         SEK       SEK
Balance at January 1, 1999    24,395,007      8,281   7,000,000          -     2,060        5,642    152,384        336    168,703
Translation Adjustment                 -          -           -          -         -            -          -        (98)       (98)
Conversion of warrants         1,950,000         16           -          -    21,826            -          -          -     21,842
Stock-based compensation               -          -           -          -     1,000            -          -          -      1,000
Stock dividends                  256,859          2           -          -     8,546       (5,642)         -          -      2,906
Stock dividends to be
distributed                            -          -           -          -         -        9,368    (12,275)          -    (2,906)
Net income                             -          -           -          -         -            -     19,567          -     19,567
                             -----------  ---------  ----------  ---------  --------  -----------  ---------   --------  ---------
Balance at December 31, 1999  26,601,866      8,299   7,000,000          -    33,432        9,368    159,675        238    211,013
Shares and warrants
issued in acquisition            208,464          2           -          -    27,275            -          -          -     27,277
Translation Adjustment                 -          -           -          -         -            -          -       (818)      (818)
Conversion of warrants
and options                      677,722          6           -          -    11,735            -          -          -     11,741
Stock-based compensation               -          -           -          -       200            -          -          -        200
Stock dividends                  262,868          2           -          -    15,485       (9,368)         -          -      6,119
Stock dividends to be
distributed                            -          -           -          -         -        6,728    (12,847)         -     (6,119)
Net income                             -          -           -          -         -            -     53,009          -     53,009
                             -----------  ---------  ----------  ---------  --------  -----------  ---------   --------  ---------
Balance at December 31, 2000  27,750,920      8,310   7,000,000          -    88,127        6,728    199,838       (580)   302,423
Shares issued in acquisition     248,889          2           -          -    13,354            -          -          -     13,356
Translation Adjustment                 -          -           -          -         -            -          -      1,472      1,472
Unrealized loss on
short-term investment                                                                                            (1,238)    (1,238)
Conversion of warrants
and options                      122,769          1           -          -     6,251            -          -          -      6,252
Stock dividends                  248,279          2           -          -    17,891       (6,728)         -          -     11,165
Stock dividends to be
distributed                            -          -           -          -         -        3,735    (14,900)         -    (11,165)
Net income                             -          -           -          -         -            -     74,174          -     74,174
                             -----------  ---------  ----------  ---------  --------  -----------  ---------   --------  ---------
Balance at December 31, 2001  28,370,857      8,316   7,000,000          -   125,622        3,735    259,113       (346)   396,439
                             ===========  =========  ==========  =========  ========  ===========  =========   ========  =========

         See accompanying notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years ended December 31,
                                                                               ----------------------------------------------------
                                                                                  1999          2000          2001          2001
                                                                               ----------    ----------    ----------    ----------
                                                                                   SEK           SEK           SEK           USD
                                                                                                   (in thousands)
Cash flows from operating activities:
Net income..................................................................     19,567        53,009        74,174         6,952
Adjustment to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes.......................................................        125          (625)       (1,422)         (133)
Depreciation................................................................      2,879         7,876         5,567           522
Stock-based compensation ...................................................      1,000           200             -             0
Translation difference .....................................................          -             -          (373)          (35)
Bad debt provision..........................................................          -             -         4,974           466
Tax provision on asset held for sale .......................................          -             -         2,989           280
Amortization of goodwill and other intangible assets........................          -         1,599         3,164           297
Gain on sale of asset held for sale.........................................          -             -        (2,227)         (209)
Gain on sale of controlled entity...........................................          -             -       (17,229)       (1,615)
Amortization of photographs and videos......................................     29,362        31,627        42,016         3,938
Changes in operating assets and liabilities:
Trade accounts receivable...................................................    (12,342)      (46,139)      (46,950)       (4,400)
Related party receivable....................................................     (1,643)        2,306       (10,203)         (956)
Inventories.................................................................     (9,320)      (12,862)      (16,586)       (1,554)
Prepaid expenses and other current assets...................................     (6,877)      (12,336)       12,543         1,176
Accounts payable trade......................................................        776        28,353        15,126         1,418
Income taxes payable........................................................      2,890        11,507        (1,497)         (140)
Accrued other liabilities...................................................     (2,302)        3,876        (2,871)         (269)
                                                                               ----------    ----------    ----------    ----------
Net cash provided by operating activities...................................     24,116        68,391        61,196         5,735

Cash flows used in investing activities:
Purchase of short-term investments..........................................          -             -        26,841         2,516
Investment in library of photographs and videos.............................     33,683        51,925        71,971         6,745
Capital expenditures........................................................      5,305        10,918         8,077           757
Investment in controlled entity.............................................          -             -         5,695           534
Cash from sale of controlled entity.........................................          -             -       (27,139)       (2,543)
Investments in (cash from sale of) asset held for sale......................     (1,640)          907       (23,203)       (2,175)
Investment in (cash from sale of) other assets..............................      2,362         6,682        (1,155)         (108)
Cash acquired in acquisition................................................          -           673             -             0
                                                                               ----------    ----------    ----------    ----------
Net cash used in investing activities.......................................     39,710        71,105        61,087         5,725

Cash flow provided by financing activities:
Conversion of stock options and warrants....................................     21,842        11,741         6,251           586
Long-term borrowings (repayments on loans), net.............................     (1,619)       (1,398)       (2,613)         (245)
Short-term borrowings(repayments), net......................................     (1,327)          199        41,996         3,936
                                                                               ----------    ----------    ----------    ----------
Net cash (used in) provided by financing activities.........................     18,896        10,542        45,634         4,277
Foreign currency translation adjustment.....................................        (98)         (818)          234            22
                                                                               ----------    ----------    ----------    ----------
Net increase in cash and cash equivalent....................................      3,204         7,011        45,976         4,309
Cash and cash equivalents at beginning of the year..........................      4,165         7,370        14,381         1,348
                                                                               ----------    ----------    ----------    ----------
Cash and cash equivalents at end of the year................................      7,370        14,381        60,357         5,657
                                                                               ==========    ==========    ==========    ==========

Cash paid for interest......................................................      1,017           413         1,255           118
                                                                               ==========    ==========    ==========    ==========
Cash paid for taxes.........................................................        646         1,638        11,097         1,040
                                                                               ==========    ==========    ==========    ==========

         See accompanying notes to consolidated financial statements.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The company and basis of presentation

     Private Media Group, Inc. ("the Company") was originally incorporated on September 23, 1980 as Glacier Investment Company, Inc. under the laws of the State of Utah and, effective November 24, 1997, after a series of interim name changes, changed its name to Private Media Group Inc. Effective June 12, 1998 the Company acquired Cine Craft Limited ("Cine Craft"), a Gibraltar corporation and Milcap Media Limited ("Milcap"), a Republic of Cyprus corporation. Prior to the acquisitions the Company was a holding company with no operations. Milcap and its subsidiaries and Cine Craft operate under common control and are engaged in the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies (videocassettes and DVD's) through distributors and via the Internet. The acquisition was accounted for as a reverse acquisition whereby the Company was considered to be the acquiree even though legally it is the acquiror. Accordingly, the accompanying financial statements present the historical combined financial statements of Cine Craft and Milcap from January 1, 1998 through the acquisition date of June 12, 1998 and the consolidated financial statements of the Company, Cine Craft and Milcap since that date. Since the fair value of the net assets of the Company were equal to their net book values on June 12, 1998, the assets and liabilities of the Company remained at their historical cost following the acquisition. During the year ended December 31, 2000, the Company established two new wholly owned subsidiaries, one in Sweden (Peach Entertainment Distribution AB, "Peach") and one in the Republic of Cyprus (Fraserside Holdings Ltd., "Fraserside"). These subsidiaries were formed to carry on the business of Milcap Publishing Group AB (Sweden) and Milcap (Cyprus), respectively.

     The accompanying financial statements have been presented in Swedish Kronor ("SEK") which is the principal currency in which the Company's principal operating subsidiaries have generated their cash flows. Due to internal growth, new business developments and acquisitions the Company's operations have been increasingly conducted in countries of the European Union who have adopted the euro. As a result of this change the Company intends present its financial statements using the euro as its primary reporting currency for all periods beginning after December 31, 2001.

     Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2001 and for the twelve months then ended have been translated into United States dollars ("USD") at the rate of SEK
10.67 per USD 1.00 the exchange rate of the Swedish Riksbank on December 31, 2001. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into USD at that or any other rate.

2.   Summary of significant accounting policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries and of companies which the Company is deemed to control. All significant intercompany transactions and balances have been eliminated in consolidation.

     Foreign Currency

     The financial statements of the Company's operations based outside of Sweden have been translated into Swedish Kronor in accordance with FASB Statement No. 52, "Foreign Currency Translation." Management has determined that the functional currency for each of the Company's

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreign operations is its applicable local currency. When translating functional currency financial statements into Swedish Kronor, year-end exchange rates are applied to the balance sheet accounts, while average annual rates are applied to income statement accounts. Translation gains and losses are recorded in other comprehensive income as a component of shareholders' equity.

     Transactions involving foreign currencies are translated into Swedish Kronor or functional currencies using exchange rates in effect at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at period end exchange rates and the resulting gain or loss is charged to income in the period.

     The aggregate exchange gain/(loss) included in determining net income amounted to SEK (1,456) thousand, SEK 5,240 thousand and SEK 11,132 thousand for the year ended December 31, 1999, 2000 and 2001, respectively

     Recognition of Revenue

     The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Revenues from the sale of magazines, videocassettes, DVD's and other related products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned magazines. Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company's distributors. Revenues from the sale of subscriptions to the Company's internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company's video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured.

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

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In March 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward. Capitalized website development costs including graphics and related software are being amortized on a straight-line basis over 5 years and are included in property, plant and equipment in the accompanying balance sheet (see Note 8).

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the businesses acquired (see Note 3). Amortization expense is calculated on a straight-line basis over 10 years.

     Other Intangible Assets represents the excess of the purchase price over the fair value of the net tangible assets acquired from one of the Company's distributors in the U.S. in 2001 (see Note 3 and 9). Amortization expense is calculated on a straight-line basis over 10 years.

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

     Advertising Costs

     Advertising costs are charged to income as incurred. The total advertising costs were SEK 2,559 thousand, SEK 4,059 thousand and SEK 12,019 thousand for the years ended December 31, 1999, 2000 and 2001, respectively.

     Shipping and Handling Costs

     Shipping and handling costs related to the Company's products are recognized in cost of sales.

     Income Taxes

     The Company accounts for certain income and expense items differently for financial

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Short-Term Investments

     Short-term investments are classified by the Company as available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company does not require collateral on these financial instruments.

     Cash and cash equivalents are maintained principally with major financial institutions in Spain and Sweden that have high credit standings and the Company's policy is to limit exposure to any one institution. Management attempts to limit credit risk on trade receivables mainly through establishment and monitoring of credit controls.

     Basic and Diluted Earnings Per Share

     Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (Note 15).

     Derivative Financial Instruments

     As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133). Under FAS 133 all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, are required to be recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.

     The Company does not use derivative financial instruments for purposes of hedging foreign currency exposures, net investments in foreign subsidiaries or any other purposes and accordingly the adoption of this standard had no effect on the Company's financial position or results of operations.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fair Value of Financial Instruments.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Short-term investments: The fair values for available-for-sale debt and equity securities are based on quoted market prices.

     Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values.

     Long-and short-term debt: The carrying amounts of the Company's borrowings under its short-term credit arrangements approximate their fair value. The fair value of the Company's long-term debt and leasing contracts are estimated to be equivalent to their carrying values as the rates of interest in these contract represents rates available to the Company for similar types of arrangements.

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

3.   Transactions

     Coldfair Holdings Ltd.

     On September 20, 2000 the Company entered into a Share Purchase Agreement to acquire all of the outstanding shares of Coldfair Holdings Ltd. ("Coldfair") for total consideration of US$1,400,000 (SEK 13,356,000). The consideration consisted of 248,889 shares of the Company's common stock. The transaction was effectively closed on January 1, 2001. The excess of the purchase price over the fair market value of the net assets acquired has resulted in goodwill of SEK 7,760,246.

     The allocation of the purchase price is as follows:

                                                             SEK
                                                        -------------
     Current assets...............................          615,819
     Fixed assets and other intangibles...........        5,580,900
     Current liabilities..........................         (600,965)
     Goodwill.....................................        7,760,246
                                                        -------------
                                                         13,356,000
                                                        =============

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Coldfair has been included in the Company's consolidated financial statements since the date of closing. Goodwill is being amortized on a straight line basis over 10 years.

     Anton Enterprises, Inc. d.b.a. Private USA

     On February 27, 2001 the Company entered into an Asset Purchase Agreement to acquire certain inventory and distribution contracts of its U.S. distributor, Anton Enterprises, Inc. (d.b.a. Private USA) ("Anton") a company partially owned by a member of the Company's Board of Directors. The transaction was effectively closed on April 1, 2001. Consideration for the transaction (SEK 9,091,250) was taken as a reduction of certain indebtedness owed by Anton to the Company. The excess of the purchase price over the fair value of the net tangible assets acquired resulted in the recognition of an intangible asset of SEK 4,631,259 which is being amortized on a straight line basis over 10 years.

     The allocation of the purchase price is as follows:

                                                    SEK
                                                 ---------
     Current assets...........................   4,459,991
     Intangible asset.........................   4,631,259
                                                 ---------
                                                 9,091,250
                                                 =========

     The Company's pro forma revenues and net income, assuming these acquisitions occurred on January 1, 2000 and 2001, respectively would not have been materially different from reported results.

     Sale of controlled entity

     On April 8, 2001, the Company's Swedish subsidiary Peach Entertainment Distribution AB entered into an agreement to sell its interest in Private Circle, Inc. a company, the activities of which, the Company was deemed to control for cash of SEK 21,444 plus reimbursement of an additional SEK 5,695 thousand for advances made by the Company to Private Circle, Inc. during 2001. This agreement was consummated on May 3, 2001 and the final consideration received in cash was SEK 27,139 thousand. The Company realized a net gain of SEK 17,229 thousand from the sale.

     Sale of land and building

     In July 2001, the Company's Spanish subsidiary Viladalt S.L. entered into an agreement to sell certain land and building for a consideration of SEK 29.0 million. The sale closed in July, 2001 and the Company received the cash consideration and repaid related outstanding long-term borrowings of SEK 9.5 million.

     Extasy Video B.V. acquisition

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

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The allocation of the purchase price to the net assets acquired is as follows:

                                                    SEK
                                                 ----------
     Current assets............................   8,614,530
     Fixed assets..............................   3,141,461
     Current liabilities.......................  (1,922,768)
     Goodwill..................................  17,441,970
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

4.   Trade accounts receivable

     Trade accounts receivable consist of the following:

                                                     December 31,
                                                ----------------------
                                                  2000          2001
                                                --------      --------
                                                   SEK           SEK
                                                    (in thousands)
     Trade accounts receivable................   119,176       162,314
     Allowance for doubtful accounts..........    (2,621)      (12,273)
                                                --------      --------
     Total trade accounts receivable, net.....   116,555       150,041
                                                ========      ========

                                                     December 31,
                                                ----------------------
                                                  2000          2001
                                                --------      --------
                                                   SEK           SEK
                                                    (in thousands)
     Allowance at beginning of year..........     (2,007)       (2,621)
     Provision for bad debt..................       (614)       (9,652)
     Charge-offs.............................          -             -
                                                --------      --------
     Allowance at end of year................     (2,621)      (12,273)
                                                ========      ========

5.   Inventories

     Inventories consist of the following:

                                                     December 31,
                                                ----------------------
                                                  2000          2001
                                                --------      --------
                                                   SEK           SEK
                                                    (in thousands)
     Magazines for sale and resale...........     23,585        24,031
     Video cassettes.........................     20,516        27,587
     DVDs....................................      8,210        23,205
     Other...................................      4,366         2,899
                                                --------      --------
                                                  56,677        77,722
                                                ========      ========

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Prepaid expenses and other current assets

     Included in prepaid expenses and other current assets at December 31, 2000 and 2001, is an amount of SEK 16,683 thousand and SEK 4,015 thousand respectively representing VAT receivable from the Spanish Tax Authority.

7.   Library of photographs & videos

     Library of photographs & videos consist of the following:

                                                                      December 31,
                                                                 -----------------------
                                                                   2000           2001
                                                                 --------       --------
                                                                    SEK           SEK
                                                                     (in thousands)
     Gross:
     Photographs .............................................     34,994         41,178
     Videos ..................................................    165,422        206,415
     Translations, Sound Dubbing, & Sub-Titles ...............     40,092         47,887
     Digital Manipulation for DVD Masters ....................      9,203         21,077
     Digital Manipulation for Broadband Masters ..............          -          5,125
                                                                 --------       --------
                                                                  249,711        321,682
                                                                 ========       ========
     Less accumulated depreciation:
     Photographs .............................................     26,950         32,556
     Videos ..................................................     93,786        117,407
     Translations, Sound Dubbing, & Sub-Titles ...............     23,622         30,843
     Digital Manipulation for DVD Masters ....................      1,170          6,049
     Digital Manipulation for Broadband Masters ..............          -            689
                                                                 --------       --------
                                                                  145,528        187,544
                                                                 ========       ========
     Net:
     Photographs .............................................      8,044          8,622
     Videos ..................................................     71,636         89,008
     Translations, Sound Dubbing, & Sub-Titles ...............     16,470         17,044
     Digital Manipulation for DVD Masters ....................      8,033         15,028
     Digital Manipulation for Broadband Masters ..............          -          4,436
                                                                 --------       --------
                                                                  104,183        134,138
                                                                 ========       ========

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                                                December 31,
                                                                         ---------------------------
                                                                            2000            2001
                                                                         ------------    -----------
                                                                             SEK            SEK
                                                                               (in thousands)
       Equipment & Furniture.........................................         28,932         35,396
       Website Development...........................................          5,715          7,328
       E-commerce software system....................................              -          5,581
       Accumulated Depreciation......................................        (16,497)       (22,064)
                                                                         ------------    -----------
       Total Property, Plant and Equipment, net......................         18,150         26,241
                                                                         ============    ===========


       In March 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). EITF 00-2 requires that all costs incurred in the website planning stage should be expensed as incurred.

       The EITF also concluded that costs incurred in the website application and infrastructure development stage (including the initial graphics) and costs relating to software used to operate a website are to be accounted for in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") unless a plan exists or is being developed to market the website software externally.

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

       In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward and accordingly in the years ended December 31, 2000 and 2001 the Company has capitalized SEK 5,715 thousand and SEK 1,613 thousand respectively of costs related to the development of its website including graphics and related software.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consist of the following:

                                                                        Years ended December 31,
                                                                ------------------------------------------
                                                                  2000       2001       2000       2001
                                                                --------------------  --------------------
                                                                                             Other
                                                                                          Intangible
                                                                     Goodwill               Assets
                                                                --------------------  --------------------
                                                                  SEK        SEK         SEK        SEK
                                                                             (in thousands)
         Beginning of year..............................                      17,442
         Acquisition value (cost).......................           17,442      7,760                 4,631
         Translation differences........................                         258                    53
                                                                ---------  ---------  ----------  --------
         End of year....................................           17,442     25,460           -     4,684

         Accumulated amortization, beginning............                      (1,599)
         Depreciation and amortization..................           (1,599)    (2,886)                 (278)
         Translation differences........................                          58                     5
         Accumulated amortization, ending...............           (1,599)    (4,427)          -      (273)
                                                                ---------  ---------  ----------  --------
         Net book value.................................           15,843     21,033           -     4,411
                                                                =========  =========  ==========  ========

10.      Borrowings

         In December 2001 the group's holding company, Private Media Group, Inc., borrowed $ 4.0 million (SEK 42,670 thousand) from Commerzbank under a 7% Note agreement. Note interest is payable quarterly with note principal plus accrued interest due at maturity, December 20, 2002. The Note may be pre-paid at the option of the Company after June 20, 2002 and the Note requires mandatory prepayment upon the closing of certain defined equity offerings by the Company including a public offering of the Company's shares. Under the terms of the Note, if mandatory repayment is triggered the Company must pay the Note principal and the greater of (i) accrued interest thereon, or (ii) $200,000. The
Note is secured by a guaranty and share pledge from Slingsby Enterprises. Slingsby Enterprises is beneficially owned by Berth H. Milton, the Company's Chairman, Chief Executive Officer and principal shareholder. Under the terms of the Note agreement the Company is restricted from incurring additional indebtedness under debt or lease obligations in excess of $2.0 million and $1.0 million respectively and is also restricted from the sale of assets, payment of dividends and entering into certain merger transactions.

         The Company's Spanish subsidiary has an existing bank line of credit agreement under which this subsidiary may borrow up to EUR 60 thousand. Borrowings under the line of credit during 2001 were charged interest at 5.50%. At December 31, 2000 and 2001, respectively there were no borrowings outstanding under this agreement.

         At December 31, 2001 the Company's Swedish subsidiary has an outstanding bank loan totaling SEK 950 thousand. Interest on the loan at December 31, 2001 was 8.75% which was equal to the Swedish banks' official interest rate at that time. This loan requires principal repayments of

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEK 50 thousand quarterly plus accrued interest and the loan matures on September 30, 2006. The loan has been guaranteed by the Company's principal shareholder.

         At December 31, 2001, the Company's Spanish subsidiary had a total debt of SEK 1,118 thousand under several long term leasing agreements under which the subsidiary has acquired certain equipment, machinery and fixtures. The leasing arrangements carry an average 6.00% rate of interest and cover 24 month periods. Payments under these lease agreements are made monthly in an approximate aggregate amount of SEK 47 thousand.


11.    Accrued other liabilities

       Accrued other liabilities are comprised of the following:

                                                                          December 31,
                                                                       --------------------
                                                                        2000        2001
                                                                       --------    --------
                                                                         SEK         SEK
                                                                           (in thousands)
       Accrued expenses..........................................        2,563       1,411
       Deferred income...........................................        3,153       2,673
       Taxes and social security.................................        1,956       2,660
       Other.....................................................        2,057         115
                                                                       --------    --------
                                                                         9,729       6,859
                                                                       ========    ========

12.      Income taxes


         Following is a summary of income before income taxes of U.S. and international operations:

                                                                    Years ended December 31,
                                                            ------------------------------------------
                                                               1999            2000           2001
                                                            ------------    -----------    -----------
                                                                SEK            SEK            SEK
                                                                         (in thousands)
       USA...........................................           (13,484)       (13,615)       (18,751)
       International.................................            36,926         77,032        105,514
                                                            ------------    -----------    -----------
                                                                 23,442         63,714         86,763
                                                            ============    ===========    ===========

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The provision for income taxes consisted of the following in the years ended December 31, 1999, 2000, and 2001:

                                         Years ended December 31,
                                     --------------------------------
                                       1999        2000        2001
                                     --------    --------    --------
                                        SEK         SEK         SEK
                                               (in thousands)
     Current
          Federal.............          1,802       3,268       2,695
          State...............              -           -         282
          Foreign.............          1,948       7,307      11,035
                                     --------    --------    --------
     Current tax expense                3,750      10,575      14,012

     Deferred
          Federal.............              -           -        (148)
          State...............              -           -         (24)
          Foreign.............            125         130      (1,251)
                                     --------    --------    --------
     Deferred tax expense/(benefit)       125         130      (1,423)
                                     --------    --------    --------
                                        3,875      10,705      12,589
                                     ========    ========    ========

         A reconciliation of income taxes determined using the United States corporate statutory rate of 35% to actual income taxes provided is as follows:

                                                                      Years ended December 31,
                                                                  --------------------------------
                                                                    1999        2000        2001
                                                                  --------    --------    --------
       US federal statutory income tax rate...............          35.00%     35.00%       35.00%

       Aggregate effect of foreign tax rates .............         (38.14%)   (19.44%)     (26.67%)

       Permanent differences
           Items not deductible for tax purposes .........           0.71%      0.38%        0.48%
           Prior period adjustments ......................           0.00%      0.00%        1.21%
           Other .........................................           3.35%      0.80%        4.35%

       Movement in valuation allowances...................          15.61%      0.06%        0.14%
                                                                  --------    -------     --------
       Total tax provision................................          16.53%     16.80%       14.51%
                                                                  ========    =======     ========

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

                                                             December 31,
                                                       -----------------------
                                                         2000           2001
                                                       ---------      --------
                                                          SEK            SEK
                                                              (in thousands)
     Deferred Tax Assets:
          Deferred revenue........................             -           242
          Provisions for sales returns ...........             -           583
          Provision for bad debts ................             -           142
          Differences in fixed assets ............             -            31
          Deferred expenses ......................             -           453
          NOL carryforwards ......................             -            95
                                                        --------      --------
                                                               -         1,546
          Less: Valuation allowance ..............             -           (44)
                                                        --------      --------
                                                                         1,502
     Deferred Tax Liabilities:
          Investment Incentives ..................             -           (23)
          Swedish Tax Reserves ...................          (130)         (187)
                                                        --------      --------
     Net deferred tax asset/(liability)...........          (130)        1,292
                                                       =========      ========

     At December 31, 2001, the Company had NOLs in Cyprus amounting to SEK 1,341 thousand which expire in 2005. Utilization of these NOL's is limited to future earnings of the Cyprus companies.

     No provision has been made for United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that all such earnings will be permanently reinvested in these foreign operations. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of these earnings.

13.  Related party transactions

     The Company has short-term loans receivable from entities controlled by the Company's principal shareholder of SEK 5,955 thousand, SEK 3,933 thousand and SEK 14,718 thousand at December 31, 1999, 2000 and 2001 respectively. The loans bear interest at a rate of 10% payable annually. The balance of these loans at December 31, 2001 totaled SEK 14,718 thousand which includes accrued interest.

     Peach Entertainment Distribution AB ("PED"), a wholly owned subsidiary of the Company, is a party to an exclusive Distribution Agreement with Sundance Associates, Inc. ("Sundance"). A former member of the Company's Board of Directors was the sole shareholder of Sundance through December 31, 2001. Under the terms of the Distribution Agreement, PED granted to Sundance the exclusive rights to distribute specified products of the Company in the United States at prices consistent with prices charged to other distributors. This agreement was terminated in April 2001. During the 12 month periods ended December 31, 1999 and 2000 sales to Sundance and related

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entities from PED totaled SEK 17,556 thousand and SEK 25,987 thousand, respectively. As of December 31, 1999 and 2000 receivables owed to the Company by entities related to Sundance totaled SEK 9,764 thousand and SEK 17,921 thousand, respectively.

     In April 2001, the Company acquired certain tangible and intangible assets from Anton Enterprises, Inc. (d.b.a. Private USA) ("Anton") a company partially owned by a former member of the Company's Board of Directors who also held an ownership interest in Sundance (Note 3).

14.  Shareholders' equity

     Retained Earnings

     The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd, Milcap Media Ltd. and Fraserside Holdings Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company is not currently aware of any significant restrictions that would inhibit its ability to pay dividends should it choose to do so, although the Company's current intention is to re-invest the unremitted earnings of its foreign subsidiaries. In addition the Company is restricted from payment of dividends under the terms of its short-term note agreement (Note 10).

     Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. The common stock is not redeemable and has no conversion or pre-emptive rights.

     In June, 2000, the Company's shareholders and board of directors approved an increase in the Company's authorized capital stock, consisting of an increase in the number of authorized common shares from 50,000,000 to 100,000,000. This increase was effected in August 2001 upon the filing of a Certificate of Amendment of the Company's articles of incorporation with the Nevada Secretary of State.

     During 2000 the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares. Such purchases may be made from time to time in the open market for an indefinite period of time. As of December 31, 2001 no shares had been repurchased.

     Stock Dividend

     The Company implemented a 3:1 stock dividend whereby each holder of record of Common Stock on May 30, 2000, received two additional shares of Common Stock for each share owned. Corresponding adjustments have been made to the Warrants and Options outstanding on the record date as well as the Series A Preferred Stock to reflect the dividend. Accordingly, all share and per share values reflected in the accompanying consolidated financial statements have been adjusted to give effect to the stock dividend.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock with relative rights, preferences and limitations determined at the time of issuance. The Company has issued 7,000,000 shares of $4.00 Series A convertible preferred stock. The Series A convertible preferred stock is non-voting and provides for a 5% annual stock dividend beginning in 1998 to be paid quarterly in common stock at the average closing price of the Company's common stock for the twenty consecutive days prior to the quarterly record date. Each preferred share is convertible at any time into common shares on a one-for-three basis (post-split). Additionally, at any time the common stock of the Company has a closing price of less than $1.33 per share for twenty consecutive days the preferred stock may be converted at the option of the holder thereof into common stock at a 20% discount to the five day average closing price prior to the date of conversion. In accordance with the terms of the Series A Preferred Stock Agreement, 45,662 shares of common stock will be distributed in 2002 with respect to dividends on preferred shares. This amount is shown in the accompanying Statement of Shareholders' Equity under stock dividend to be distributed.

     Common Stock Warrants

     The Company has issued 208,464 common stock warrants in connection with the acquisition of Extasy Video B.V., see note 3. The warrants are exercisable until January 28, 2004 at an exercise price of USD 9.63 per share.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   Earnings per share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Years ended December 31,
                                                               ----------------------------------------------
                                                                    1999            2000             2001
                                                               --------------- --------------  --------------
         Numerator: (SEK in thousands)

         Net income (numerator diluted EPS)                           19,567          53,009           74,174
                                                               =============   =============   ==============

         Less: Dividends on preferred stock                           12,275          12,847           14,900
                                                               -------------   -------------   --------------

         Income applicable to common shares
         (numerator basic EPS)                                         7,292          40,162           59,275
                                                               =============   =============   ==============

         Denominator:

         Denominator for basic earnings per share -
         Weighted average shares outstanding                      25,269,792      27,002,220       28,137,817

         Effect of dilutive securities:
         Preferred stock                                            n/a           21,000,000       21,000,000
         Common stock warrants, options and other dilutive
             securities                                             n/a              743,676          542,018
                                                               -------------   -------------   --------------

         Denominator for diluted earnings per share -
         weighted average shares and assumed conversions            n/a           48,745,896       49,679,835
                                                               =============   =============   ==============

         Earnings per share (in SEK)
         Basic                                                          0.29            1.49             2.11
                                                               =============   ==============  ==============
         Diluted                                                        0.29            1.09             1.49
                                                               =============   ==============  ==============

         For 1999 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic earnings per share are SEK 0.29.


16.      Commitments and contingent liabilities

         The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent in the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 1999, 2000 and 2001 amounted to SEK 3,321 thousand, SEK 4,341 thousand and SEK 6,468 thousand, respectively.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Future minimum payments under non-cancelable leases as of December 31, 2001 are as follows:

                                            SEK
                Year                   (in thousands)
         -------------------------  ---------------------
                2002                        5 784
                2003                        5 372
                2004                        4 326
                2005                        3 318
                2006                        3 052
                2007                        2 081
                                    ---------------------
                                           23,933
                                    =====================

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

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Information concerning the Company's geographic locations is summarized as follows:

                                                                   Years ended December 31,
                                                         ----------------------------------------------
                                                             1999              2000           2001
                                                         -------------     -------------   ------------
                                                             SEK                SEK              SEK
         Net Sales                                                         (in thousands)
                  USA...............................            4,332            9,292          43,592
                  Gibraltar.........................            6,639           11,922          16,818
                  Cyprus............................           66,391          119,220         169,736
                  Sweden............................          113,325          163,252         223,783
                  Spain.............................          137,918          176,913         226,576
                  France............................            9,035            9,144          13,623
                  Benelux...........................                -           19,541          34,222
                  Eliminations......................         (162,214)        (251,200)       (367,718)
                                                         ------------     ------------     -----------
         Total......................................          175,426          258,084         360,632
                                                         ============     ============     ===========

         Eliminations principally relates to inter-group revenue arising from trademark, license and distribution agreements between the Company's subsidiaries in USA, Gibraltar, Cyprus, France, Sweden, Spain and the Netherlands.

                                                                   Years ended December 31,
                                                           ------------------------------------------
                                                              1999           2000           2001
                                                           -----------    -----------    ------------
                                                              SEK            SEK             SEK
                                                                        (in thousands)
         Operating profit
                  USA.................................        (12,953)       (13,596)        (24,716)
                  Gibraltar...........................          6,579         11,830          16,818
                  Cyprus..............................         28,732         51,985          66,288
                  Sweden..............................            456         (1,544)            717
                  Spain...............................          2,267         12,976           7,493
                  France..............................            152            313             930
                  Benelux.............................              -            572           2,506
                  Other...............................            (92)          (100)           (116)
                                                           ----------     ----------     -----------
         Total........................................         25,141         62,436          69,919
         Sale of subsidiary...........................              -              -          17,229
         Interest income (expense), net...............         (1,699)         1,278            (386)
                                                           ----------     ----------     -----------
         Income before income taxes...................         23,442         63,714          86,763
                                                           ==========     ==========     ===========

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  December 31,
                                                            ---------------------------
                                                               2000            2001
                                                            ------------    -----------
                                                               SEK             SEK
                                                                 (in thousands)
       Long-lived assets
                USA.......................................       15,843         25,444
                Cyprus....................................      104,098        114,121
                Sweden....................................       31,289         34,209
                Spain.....................................       12,426         11,463
                France....................................            -            169
                Benelux...................................        2,728          2,424
                Other.....................................          211             68
                                                            ------------    -----------
       Total..............................................      166,595        187,898
                                                            ============    ===========

                                                                  December 31,
                                                            ---------------------------
                                                               2000            2001
                                                            ------------    -----------
                                                               SEK             SEK
                                                                 (in thousands)
       Additions to long-lived assets
                USA.......................................       17,442         12,391
                Cyprus....................................       47,654         61,091
                Sweden....................................       17,575         19,669
                Spain.....................................        5,196          4,869
                Benelux...................................        3,142              -
                                                            ------------    -----------
       Total..............................................       91,009         98,020
                                                            ============    ===========

       Additions to long-lived assets include long-lived assets and goodwill acquired in business acquisitions in each year

       Export sales from Sweden to unaffiliated customers amounted to SEK
109.6 million, SEK 149.0 million and SEK 166,3 million for the years ended December 31, 1999, 2000 and 2001, respectively. Export sales from Spain to unaffiliated customers amounted to SEK 17.6 million, SEK 17.8 million and SEK
19.8 million for the years ended December 31, 1999, 2000 and 2001, respectively. Export sales from Cyprus to unaffiliated customers amounted to SEK 14.9 million, SEK 56.5 million and SEK 85.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Export sales from other geographic areas are not significant.

       A significant portion of the Company's business is transacted with four customers. These customers accounted for 32%, 26% and 17% of consolidated revenues for the years ended December 31, 1999, 2000 and 2001, respectively. One customer accounted for 10%, 11% and 8% of consolidated revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table illustrates our net sales by product group for the periods indicated.

                                                         Years ended December 31,
                                                 -----------------------------------------
                                                    1999           2000           2001
                                                 -----------    -----------    -----------
                                                    SEK            SEK            SEK
    Net sales by product group                                (in thousands)
           Magazine and video..................     136,762        135,843        150,107
           DVD's...............................       8,375         50,190        109,830
           Internet............................      16,558         50,726         71,616
           Broadcasting........................       3,051         17,362         26,239
           Other/(1)/..........................      10,680          3,963          2,840
                                                 -----------    -----------    -----------
           Total...............................     175,426        258,084        360,632
                                                 ===========    ===========    ===========

    /(1)/ Includes primarily net sales of CD-ROMs and licensing fees.


18.  Stock-based compensation

     On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan ("the Plan"). The Plan provides for the issuance of up to 3,600,000 shares of the Company's common stock to employees, consultants and advisors of the company. At December 31, 2001, stock options to purchase an aggregate of 2,379,368 shares of the Company's common stock were outstanding under the Plan and these options have a weighted average contractual remaining life of approximately 7.4 years as of December 31, 2001. Options for 1,711,368 shares were exercisable with exercise prices ranging from $4.17 to $11.71 per share and the weighted average exercise price of vested options equals $6.05 as of December 31, 2001. Vested options for 1,122,493 shares have exercise prices ranging from $4.17 to $6.00 per share and a weighted average exercise price of $4.54 per share as of December 31, 2001. Vested options for 588,875 shares have exercise prices ranging from $7.16 to $11.71 per share and a weighted average exercise price of $8.94 per share as of December 31, 2001. Granted and outstanding options for 618,000 shares will vest in 8 equal quarterly installments from March 31, 2002 through December 31, 2003 with the exercise price for each installment of options vesting equal to the fair market value of the Company's common stock on the date of vesting. Also at December 31, 2001 options for 50,000 shares granted during 2001 at $8.00 per share will vest two years from the date of grant. At December 31, 2001, options for 967,641 shares were available for future grant under the Plan. Share options become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company's compensation committee. Options granted under the Plan generally expire 10 years following the date of grant, certain options grants may have shorter lives.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the years ended December 31, 1999, 2000 and 2001 is a follows:

                                                                           Weighted
                                                                           average
                                                                           exercise
                                                        Number of           price
                                                         Shares             in USD
                                                     ----------------   ---------------
        Granted..............................              2,971,500          4.46/(1)/
        Exercised............................                      -             -
        Forfeited............................                      -             -
                                                     ----------------
        Outstanding December 31, 1999........              2,971,500          4.46/(1)/

        Granted..............................                156,750          7.30/(1)/
        Exercised............................                160,222          4.30
        Forfeited............................                377,043          6.18/(1)/
                                                     ----------------
        Outstanding December 31, 2000........              2,590,985          5.38/(1)/

        Granted..............................                100,000          8.50
        Exercised............................                 92,769          4.33
        Forfeited............................                218,848          7.56/(1)/
                                                     ----------------
        Outstanding December 31, 2001........              2,379,368          6.11/(1)/
                                                     ================

        /(1)/ Weighted average information relates only to options vested and priced through December 31, 2001. As of December 31, 2001 share options for a total of 718,000 shares were outstanding and unvested. The exercise prices of options for 618,000 share options will be determined based upon the market price of the Company's stock on the respective vesting dates of these options which vest in equal quarterly installments from March 31, 2002 through December 31, 2003.

        The Company applies APB 25, and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees. Had compensation cost for the Company's stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's pro forma net income (loss) for 2001, 2000 and 1999 would have been pro forma net income of SEK 58,767 thousand, pro forma net income of SEK 30,586 thousand and a pro forma net loss of SEK (14,808) thousand, respectively. The Company's pro forma income applicable to common shares for 2001, 2000 and 1999 would have been pro forma income of SEK 43,867 thousand, pro forma income of SEK 17,739 thousand and a pro forma loss of SEK (27,083) thousand, respectively. Pro forma basic income per share would have been SEK 1.56 for 2001 and pro forma diluted income per share would have been SEK 1.18. Pro forma basic income per share would have been SEK
0.66 for 2000 and pro forma diluted income per share would have been SEK 0.63. Pro forma basic and diluted loss per share would have been SEK (1.07) for 1999.

        The weighted average fair value of options granted during 2001 was estimated at $3.68 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 70%, risk-free interest rate of 4.87% to 4.96% and expected life of 9.5-10 years. The weighted average fair value of options granted during 2000

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was estimated at $7.10 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 67-111%, risk-free interest rate of 5.1-6.0% and expected life of 9.5-10 years. The weighted average fair value of options granted during 1999 was estimated at $8.91 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 46-70%, risk-free interest rate of 5.24-6.44% and expected life of 9.5-10 years.

19.    Selected quarterly financial data (unaudited)

       Selected quarterly financial data for the years ended December 31, 2001 and 2000 is summarized as follows:

                                                                      For the year 2001
                                           ------------------------------------------------------------------------
                                              First          Second         Third         Fourth
                                             Quarter        Quarter        Quarter        Quarter        Total
                                           -------------  ------------- -------------- -------------- -------------
                                                SEK            SEK           SEK            SEK            SEK
                                                           (in thousands, except per share data)
           Net sales.....................       99,016         75,057         84,666        101,892       360,631
           Gross profit..................       62,023         49,087         60,946         60,647       232,703
           Net income....................       24,263         22,042         20,249          7,619        74,173

           Net income per share:
               Basic.....................         0.74           0.65           0.59           0.14          2.11
                                           =============  ============= ============== ============== =============
               Diluted...................         0.49           0.45           0.41           0.15          1.49
                                           =============  ============= ============== ============== =============

           Weighted average shares
           outstanding:
               Basic.....................   28,012,362     28,132,794     28,142,565     28,258,694     28,137,817
                                           =============  ============= ============== ============== =============
               Diluted...................   49,551,663     49,663,649     49,649 601     49,997,518     49,679,835
                                           =============  ============= ============== ============== =============

                                                                     For the year 2000
                                          -------------------------------------------------------------------------
                                             First            Second          Third         Fourth
                                            Quarter           Quarter        Quarter       Quarter        Total
                                          ------------  ----------------- ------------- ------------- -------------
                                               SEK             SEK             SEK           SEK           SEK
                                                           (in thousands, except per share data)
           Net sales.....................       61,714            55,115       67,408        73,847        258,084
           Gross profit..................       34,500            30,337       44,561        49,916        159,314
           Net income....................       13,266             7,902       16,730        15,111         53,009

           Net income per share:
               Basic.....................         0.38            0.18           0.49          0.43          1.49
                                          ============= ================= ============= ============= =============
               Diluted...................         0.27            0.16           0.34          0.31          1.09
                                          ============= ================= ============= ============= =============

           Weighted average shares
           outstanding:
               Basic.....................   26,751,444        27,079,927    27,173,869    27,570,884    27,002,220
                                          ============= ================= ============= ============= =============
               Diluted...................   48,961,050        49,317,203    48,905,514    49,196,091    48,745,896
                                          ============= ================= ============= ============= =============

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (i) As a result of circumstances related to the acquisition of certain assets from Anton Enterprises, Inc., the Company has determined it to be more appropriate accounting to reverse certain revenues and sales return provisions recorded in the first - fourth quarters of 2001. The impact of these adjustments reduced previously recorded first quarter revenues by SEK 5,768 thousand, net income by SEK 5,523 and basic and diluted earnings per share by SEK 0.20 and SEK 0.12 respectively. The impact of these adjustments reduced previously recorded second quarter revenues by SEK 376 thousand and net income by SEK 360, and did not impact previously reported second quarter basic or diluted earnings per share. The impact of these adjustments reduced previously recorded third quarter revenues and by SEK 2,000 thousand, net income by SEK 1,915 by and basic and diluted earnings per share by SEK 0.00 and SEK 0.04, respectively. In the fourth quarter the Company reversed product returns related to these transactions of SEK 3,120 thousand and increased its provision for uncollectible receivables by SEK 4,974 thousand (see Note 21).

           Prior to the transaction described above, Anton Enterprises, Inc. (d.b.a. Private USA), was the Company's North American distributor. Following the transaction, operations of Private USA were briefly suspended, causing a temporary decline in revenues from North American distribution activities. The Company began full distribution operations in May, 2001.

     (ii) In connection with the preparation of the year end provision for income taxes the Company has revised its previously estimated effective tax rate from 17.4% to 14.5% which decreased tax expense for the year by SEK 3,917 thousand and increased net income by SEK 3,917 thousand in the fourth quarter and which increased basic and diluted earnings per share by SEK 0.12 and SEK 0.08 respectively.

     (iii) On April 8, 2001, the Company's Swedish subsidiary Peach Entertainment Distribution AB entered into an agreement to sell its interest in Private Circle, Inc. a company, the activities of which, the Company may be deemed to control. This agreement was consummated on May 3, 2001 and the final consideration received in cash was SEK 27,139 thousand. The Company realized a net gain of SEK 17,229 thousand from the sale.

     (iv) In the fourth quarter of 2001 the Company reported offering expenses of approximately SEK 7.8 million for the activities related to the planned listing and secondary offering on the Frankfurt Stock Exchange, Neuer Markt in Germany. The offering was postponed in January, 2002 due to poor market conditions and costs related to the offering were expensed.

     (v) On January 28, 2000, the Company acquired all of the outstanding shares of Extasy Video B.V. ("Extasy"). The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Extasy has been included in the Company's consolidated financial statements since the date of acquisition.

20.        Recent accounting pronouncements

           In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the use of the pooling-of interests method of accounting for business combinations and clarifies the criteria used to recognize intangible assets separately from goodwill in accounting for a business combination under the purchase method. SFAS 141 was effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and this statement supercedes APB Opinion No. 16 "Business Combinations" and related interpretations.

           Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment (or more frequently if indicators of impairment arise). Further separable intangible assets that are not deemed to have an indefinite life will continue to amortized over their expected useful lives with no maximum life specified; whereas under prior rules a maximum life of 40 years was required.

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in fiscal years beginning after December 15, 2001 (i.e., January 1, 2001 for calendar year companies). Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during the transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

         The Company will apply the new rules on accounting for goodwill and indefinite lived intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income by approximately SEK 2,9 million due to non-amortization of goodwill. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

                           PRIVATE MEDIA GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the carrying value of the long lived asset (group) is higher than the fair value.

         SFAS 144 is effective the first day of fiscal years beginning after December 15, 2001, which for the Company will be January 1, 2002, with early application encouraged. Management does not expect that the adoption of SFAS 144 will have a material impact on the of the Company's results of operations or financial position

21.      Subsequent event (unaudited)

         During the fourth quarter the Company provided a reserve against accounts receivable from Anton Enterprises, Inc. (Notes 3 and 13) in the amount of SEK 4,974 thousand. During April 2002, this balance was paid on behalf of Anton by a another party. The Company acquired certain assets from Anton Enterprises, Inc. (d.b.a. Private USA) during 2001 and, as a result, no longer contracts for any significant third party distribution in the US.