Form 10-Q
period 2002-03-31
PRIVATE MEDIA GROUP INC
filed 2002-05-20
CIK 1068084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

     For the quarterly period ended .........................March 31, 2002
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

        For the transition period from ................. to .............
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

  Yes  X   No _______
     ----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                              Outstanding at May 17, 2002
             -----                              ---------------------------

 Common Stock, par value $.001                       28,436,152

                                     PART I.

Item 1.  Financial Statements

                            PRIVATE MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,                 March 31,
                                                                                                   (Unaudited)
                                                                      --------------      ---------------------------

                                                                           2001               2002            2002
                                                                      --------------      -----------      ----------
                                                                           EUR                EUR             USD
                                                                                  (in thousands)
    ASSETS
    Cash and cash equivalents  ......................................          6,408            2,402           2,089
    Short-term investment ...........................................          2,850            2,844           2,473
    Trade accounts receivable .......................................         15,930           16,000          13,913
    Related party receivable ........................................          1,563            5,384           4,682
    Inventories - net (Note 3) ......................................          8,252            8,809           7,660
    Deferred tax asset ..............................................            159              159             138
    Prepaid expenses and other current assets .......................          1,785            2,256           1,962
                                                                       -------------      -----------      ----------
    TOTAL CURRENT ASSETS ............................................         36,946           37,855          32,917

    Library of photographs and videos - net .........................         14,241           15,522          13,498
    Property,  plant and equipment - net ............................          2,786            3,250           2,826
    Goodwill and other intangible assets (Note 5) ...................          2,892            2,893           2,516
    Other assets ....................................................            220              216             188
                                                                       -------------      -----------      ----------
    TOTAL ASSETS ....................................................         57,086           59,736          51,945
                                                                       =============      ===========      ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Short-term borrowings ...........................................          4,530            4,580           3,983
    Accounts payable trade ..........................................          6,874            7,681           6,679
    Income taxes payable ............................................          2,431            2,209           1,921
    Deferred tax liability ..........................................             22               21              18
    Accrued other liabilities .......................................            728            2,128           1,850
                                                                       -------------      -----------      ----------
    TOTAL CURRENT LIABILITIES .......................................         14,586           16,619          14,451

    Long-term borrowings ............................................            220              226             196

    SHAREHOLDERS' EQUITY
    $4.00 Series A Convertible Preferred Stock ......................              -                -               -
    10,000,000 shares authorized, 7,000,000
    shares issued and outstanding
    Common Stock, $.001 par value, 100,000,000 ......................            863              863             751
    shares authorized 28,370,857 and 28,426,152
    issued and outstanding at December 31, 2001
    and March 31, 2002, respectively
    Additional paid-in capital ......................................         14,351           14,548          12,651
    Stock dividends to be distributed ...............................            381              797             693
    Retained earnings ...............................................         29,782           28,181          24,505
    Accumulated other comprehensive income ..........................         (3,097)          (1,497)         (1,302)
                                                                       -------------      -----------      ----------
    TOTAL SHAREHOLDERS' EQUITY ......................................         42,280           42,892          37,297
                                                                       -------------      -----------      ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................         57,086           59,736          51,945
                                                                       =============      ===========      ==========

               See accompanying notes to consolidated statements.

                            PRIVATE MEDIA GROUP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                              Three-months ended
                                                                   March 31,
                                                                  (unaudited)
                                                      ----------------------------------
                                                         2001        2002        2002
                                                      ----------  ----------  ----------
                                                       Restated
                                                          EUR         EUR         USD
                                                                (in thousands)
Net sales ...........................................     11,004       9,262       8,054
Cost of sales .......................................      4,111       3,517       3,058
                                                      ----------   ---------  ----------
Gross profit ........................................      6,893       5,745       4,996
Selling, general and administrative expenses ........      3,671       5,770       5,017
Offering expenses ...................................          -       1,401       1,219
                                                      ----------  ----------  ----------
Operating profit (loss) .............................      3,221      (1,426)     (1,240)
Interest expense ....................................         62         279         242
Interest income .....................................         19         162         141
                                                      ----------  ----------  ----------
Income (loss) before income tax .....................      3,178      (1,542)     (1,341)
Income tax expense (benefit) ........................        455        (324)       (282)
                                                      ----------  ----------  ----------
Net income (loss) ...................................      2,724      (1,218)     (1,059)
                                                      ----------  ----------  ----------

Other comprehensive income:
     Unrealized loss on short-term investment .......          -         124         108
     Foreign currency translation adjustments .......       (976)      1,724       1,499
                                                      ----------  ----------  ----------
     Comprehensive income  ..........................      1,748         382         332
                                                      ==========  ==========  ==========

     Income applicable to common shares .............      2,327      (1,619)     (1,408)
                                                      ==========  ==========  ==========


Net income per share:
     Basic ..........................................       0.08       (0.06)      (0.05)
                                                      ==========   =========  ==========
     Diluted ........................................       0.05       (0.06)      (0.05)
                                                      ==========   =========  ==========

               See accompanying notes to consolidated statements.

                            PRIVATE MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three-months ended
                                                                               March 31,
                                                                              (unaudited)
                                                                   ---------------------------------
                                                                      2001      2002       2002
                                                                   ----------  ---------  ----------
                                                                    Restated
                                                                      EUR       EUR        USD
                                                                           (in thousands)
   Cash flows from operating activities:
   Net income ...................................................    2,724     (1,218)     (1,059)
   Adjustment to reconcile net income to net cash
     flows from operating activities:
     Depreciation ...............................................      222        139         121
     Bad debt provision .........................................        -        686         597
     Provision for offering expenses ............................        -      1,000         870
     Amortization of goodwill ...................................       76          -           -
     Amortization of photographs and videos .....................    1,017        614         534
   Effects of changes in operating assets and liabilities:
     Trade accounts receivable ..................................   (3,265)      (757)       (658)
     Related party receivable ...................................      216     (3,821)     (3,323)
     Inventories ................................................     (139)      (557)       (485)
     Prepaid expenses and other current assets ..................     (120)      (471)       (410)
     Accounts payable trade .....................................      212        807         701
     Income taxes payable .......................................      500       (222)       (193)
     Accrued other liabilities ..................................      639        400         348
                                                                   ----------  ---------  ----------
   Net cash provided by operating activities ....................    2,083     (3,401)     (2,958)
   Cash flows from investing activities:
   Short-term investments .......................................        -         (5)         (5)
   Investment in library of photographs and videos ..............    1,339      1,895       1,648
   Capital expenditures .........................................      138        607         528
   Investments in asset held for sale ...........................      (42)         -           -
   Investments in (sale of) other assets ........................      688         (4)         (4)
                                                                   ----------  ---------  ----------
   Net cash used in investing activities ........................    2,124      2,493       2,168
   Cash flow from financing activities:
   Conversion of warrants .......................................      114        232         202
   Long-term loan (repayments on loan) ..........................      (55)         6           5
   Short-term borrowings (repayments) ...........................       47         50          43
                                                                   ----------  ---------  ----------
   Net cash (used in) provided by financing activities ..........      106        288         251
   Foreign currency translation adjustment ......................     (976)     1,600       1,391
                                                                   ----------  ---------  ----------
   Net (decrease) increase in cash and cash equivalents .........     (910)    (4,006)     (3,483)
   Cash and cash equivalents at beginning of the period .........    1,624      6,408       5,572
                                                                   ----------  ---------  ----------
   Cash and cash equivalents at end of the period ...............      713      2,402       2,089
                                                                   ==========  =========  ==========

   Cash paid for interest .......................................       44        195         170
                                                                   ==========  =========  ==========

   Cash paid for taxes ..........................................       96       (102)        (89)
                                                                   ==========  =========  ==========

               See accompanying notes to consolidated statements.

                           PRIVATE MEDIA GROUP, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)
1.      Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2001.

      Effective January 1, 2002, the Company changed its reporting currency from the Swedish Kronor (SEK) to the euro ("EUR"). On that date, the euro became the principal currency in which Private Media Group generates its cash flows. The assets and operations of the Company's US based operations are currently not significant. The accompanying financial statements have been recast for all periods presented using methodology consistent with SFAS # 52.

      Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2001 and for the three months then ended have been translated into United States dollars ("USD") at the rate of EUR 1.15 per USD 1.00 the interbank exchange rate on March 31, 2002. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.      Restatement

      As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, in connection with the preparation of the Company's 2001 annual financial statements, management of the Company determined, as a result of circumstances related to the acquisition of certain assets from Anton Enterprises, Inc., it to be more appropriate accounting to reverse certain revenues and sales return provisions recorded in the first - fourth quarters of 2001. The impact of these adjustments reduced previously recorded first quarter revenues by EUR 641 thousand, net income by EUR 614 thousand and basic and diluted earnings per share by EUR 0.04 and EUR 0.02.

                              PRIVATE GROUP, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.      Inventories

        Inventories consist of the following:

                                                                           December 31,          March 31,
                                                                        -------------------  -------------------
                                                                               2001                 2002
                                                                        -------------------  -------------------
                                                                               EUR                  EUR
                                                                                    (in thousands)
      Magazines for sale and resale .............................               2,551                2,366
      Video cassettes ...........................................               2,929                3,090
      DVDs ......................................................               2,464                3,011
      Other .....................................................                 308                  342
                                                                        -------------------  -------------------
                                                                                8,252                8,808
                                                                        ===================  ===================

4.       Earnings per share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Three-months ended
                                                                          March 31,
                                                                 -----------------------------
                                                                      2001             2002
                                                                 ---------------  ------------
                                                                    Restated
         Numerator: (EUR in thousands)

         Net income (loss) (numerator diluted EPS)                       2,724        (1,218)
                                                                 =============== =============

         Less: Dividends on preferred stock                                397           401
                                                                 --------------- -------------

         Income applicable to common shares
         (numerator basic EPS)                                           2,327        (1,619)
                                                                 =============== =============

         Denominator: (EUR in thousands)

         Denominator for basic earnings per share -
         Weighted average shares .......................            28,012,362    28,462,709

         Effect of dilutive securities:
               Preferred stock .........................            21,000,000        n/a
               Common stock warrants, options and other
               dilutive securities .....................               539,301        n/a
                                                                 --------------- -------------

         Denominator for diluted earnings per share
         - weighted average shares and assumed
         conversions ...................................            49,551,663        n/a
                                                                 =============== =============

         Earnings (loss) per share (EUR)
         Basic .........................................                  0.08         (0.06)
                                                                 =============== =============
         Diluted .......................................                  0.05         (0.06)
                                                                 =============== =============

                               PRIVATE GROUP, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

     For 2002 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.06.

5.     New accounting standards

     Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, the Company adopted the additional provisions of Statement No. 142 relating to business combinations completed prior to June 30, 2001. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. The Company is currently in the process of completing the initial impairment review, but does not believe any significant impairments will be recognized. As a result of adoption, the Company realized a benefit of approximately EUR 73 thousand of annual amortization reductions in the first quarter of 2002 relative to the first quarter of 2001.

     The Company's pro forma comparative earnings and earnings per share would not have been materially different from reported results had the non-amortization provisions of Statement No. 142 been adopted for all periods presented.

     The following table provides the gross carrying amount of all intangible assets and the related accumulated depreciation for intangible assets subject to amortization at March 31, 2002 and December 31, 2001, respectively.

                                                                                March 31, 2001
                                                                   ------------------------------------------
                                                                      Gross carrying         Accumulated
                                                                          amount             amortization
                                                                   ---------------------  -------------------
                                                                           EUR                   EUR
                                                                                (in thousands)
     Amortized intangible assets:
        Other intangible assets ............................                 506                  38
                                                                   ---------------------  -------------------
                                                                             506                  38
                                                                   =====================  ===================

     Unamortized intangible assets:

        Goodwill ...........................................               2,900                 475
                                                                   ---------------------  -------------------
                                                                           2,900                 475
                                                                   =====================  ===================

     Total amortization expense for the three months ended March 31, 2002 was EUR 13 thousand as compared to EUR 73 thousand for the three months ended March 31, 2001.

                               PRIVATE GROUP, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following table provides estimated depreciation expense for other intangible assets for each of the five succeeding fiscal years.

                                            Estimated
                                          amortization
       Fiscal year                          expense
       -----------------------------    --------------------
                                               EUR
                                         (in thousands)

         2002 ......................             51
         2003 ......................             51
         2004 ......................             51
         2005 ......................             51
         2006 ......................             51

There has been no change in the carrying amount of goodwill for the three months ended March 31, 2002.

6.   Contingent Liability

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

     As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2001, in connection with the preparation of our 2001 annual financial statements, our management determined that the previously issued 2001 interim consolidated financial statements, including the consolidated financial statements contained in our Form 10-Qs for the quarters ended March 31, June 30 and September 30, 2001, required restatement. Accordingly, the previously issued interim financial statements for the three months ended March 31, 2001, have been restated in this Report as described in Note 2 to the accompanying Consolidated Financial Statements to reflect (i) decrease in previously reported income tax expense, and (ii) decreased revenues. All amounts and percentages in the following discussions reflect the effects of such restatements.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Depreciation expense

     Depreciation expense decreased to EUR 13 thousand in the first quarter of 2002 from EUR 73 thousand in the first quarter of 2001. The decrease in expense for the first quarter of 2002 is primarily a result of the Company's adoption on January 1, 2002 of Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets". The Company is currently in the process of completing the initial impairment review, but does not believe any significant impairments will be recognized. As a result of adoption of Statement No. 142, the Company realized a pre-tax benefit of approximately EUR 73 thousand of annual depreciation reductions in the first quarter of 2002.

Results of Operations

     Three months ended March 31, 2002 compared to the three months ended March 31, 2001

     Net sales. For the three months ended March 31, 2002, we had net sales of EUR 9,262 thousand compared to net sales of EUR 11,004 thousand for the three months ended March 31, 2001, a decrease of 15.8%. We attribute this change mainly to a decrease in Video and Magazine sales of 41% as a result of Easter taking place in the first quarter this year as opposed to the second quarter last year. Internet sales decreased by 28% to EUR 1,552 thousand as a result of a non-recurring drop in Internet license sales. The decrease in Video, Magazine and Internet sales was offset by an increase in DVD and Broadcasting sales. DVD sales increased 39% to EUR 3,630 thousand and Broadcasting sales increased 22% to EUR 784 thousand for the three months ended March 31, 2002. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD and Broadcasting sales will continue through the remainder of 2002.

     Cost of Sales. Our cost of sales was EUR 3,517 thousand for the three months ended March 31, 2002 compared to EUR 4,111 thousand for the three months ended March 31, 2001, a decrease of EUR 595 thousand, or 14.5%. The decrease was primarily the result of a decrease in sales volume. Cost of sales as a percentage of sales was 38.0% for the three months ended March 31, 2002, compared to 37.4% for the three months ended March 31, 2001.

     Gross Profit. In the three months ended March 31, 2002, we realized a gross profit of EUR 5,745 thousand, or 62.0% of net sales compared to EUR 6,893 thousand, or 62.6% of net sales for the three months ended March 31, 2001.

     Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 5,770 thousand for the three months ended March 31, 2002 compared to EUR 3,671 thousand for the three months ended March 31, 2001, an increase of EUR 2,098 thousand, or 57.1%. We attribute this change to increased provisions for bad debts of EUR 686 thousand, increased selling, general and administrative expenses of EUR 576 thousand related to our expansion in the United States through our new subsidiary Private North America which began operating April 1 last year and our continued investment in Internet, Broadband, DVD and broadcasting related activities which we expect to continue through 2002.

     Offering expense. We reported offering expenses of EUR 1,401 thousand for the three months ended March 31, 2002 for the activities related to the listing and secondary offering on the Frankfurt Stock Exchange, Neuer Markt in Germany. The offering was postponed in January, 2002 due to poor market conditions.

     Operating profit/ loss. We reported an operating loss of EUR 1,426 thousand for the three months ended March 31, 2002 compared to an operating profit of EUR 3,221 thousand for the three months ended March 31, 2001, a decrease of EUR 4,647 thousand, or 144.3%. We attribute this change primarily to decreased sales, offering expense and provisions for bad debts.

     Interest expense. We reported interest expense of EUR 279 thousand for the three months ended March 31, 2002, compared to EUR 62 thousand for the three months ended March 31, 2001, an increase of EUR 216 thousand. We attribute this increase to higher short-term borrowings outstanding during the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

     Income tax expense/benefit. We reported income tax benefit of EUR 324 thousand for the three months ended March 31, 2002, compared to EUR 455 thousand for the three months ended March 31, 2001. We attribute this change to decreased operating profit.

     Net income/loss. We reported a net loss of EUR 1,218 thousand for the three months ended March 31, 2002, compared to net income of EUR 2,724 thousand for the three months ended March 31, 2001. We attribute this change in net income in 2002 of EUR 3,942 thousand, or 144.7%, to decreased operating profit.

Liquidity and Capital Resources

     We reported a working capital surplus of EUR 21,236 thousand at March 31, 2002, a decrease of EUR 1,124 thousand compared to the year ended December 31, 2001. The decrease is principally attributable to increased accrued other liabilities and accounts receivable offset by increased inventories and prepaid expenses and other current assets.

Operating Activities

     Net cash used in operating activities was EUR 3,401 thousand for the three months ended March 31, 2002, and was primarily the result of changes in operating assets and liabilities. The net loss of EUR 1,218 thousand offset by adjustments to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 139 thousand, bad debt provision of EUR 686 thousand, provision for offering expense of EUR 1,000 thousand and amortization of photographs and videos of EUR 614 thousand provided a total of EUR 1,221 thousand. The total of EUR 1,221 thousand was then primarily reduced by the increases in trade accounts receivable, related party receivable, inventories, prepaid expenses and other current assets and income taxes payable totaling EUR 5,829 thousand, offset by EUR 1,206 thousand from accounts payable trade, and accrued other liabilities. Net cash used by operating activities was EUR 3,401 thousand for the three months ended March 31, 2001. The decrease in cash provided by operating activities for the three months ended March 31, 2002 compared to the same period last year is both the result of net income and adjustments to reconcile net income to net cash flows from operating activities and changes in operating assets and liabilities.

Investing Activities

     Net cash used in investing activities for the three months ended March 31, 2002 was EUR 2,493 thousand. The investing activities were principally investment in library of photographs and videos of EUR 1,895 thousand, which are carried out in order to maintain the 2002 release schedules for both magazines, video and DVD. In addition to investment in library of photographs and videos,

EUR 606 thousand was invested in capital expenditures. The increase over the comparable three-month 2001 period is principally due to increased investments in library of photographs and videos and capital expenditures related to the opening up of a new warehouse and shipping facilities.

Financing Activities

     Net cash provided by financing activities for the three months ended March 31, 2002 was EUR 288 thousand, represented primarily by conversion of warrants. The increase over the comparable three-month 2001 period is primarily due to conversion of warrants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     We transact our business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The principal currencies in which our revenues and expenses are incurred are Euro, U.S. dollar and Swedish Kronor. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material.

     We do not use financial instruments or derivatives to hedge our operations in foreign currencies or for speculative trading purposes.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote by Securityholders

     Our 2001 Annual Meeting of Shareholders was held on February 11, 2002. At the Annual Meeting each of the Company's nominees was elected to serve as a director until the next Annual Meeting of Shareholders. The election results are as follows:

Name                      For           Against         Abstain
----                      ---           -------         -------

Berth H. Milton           23,085,199     76,621          23,629
Ferran Mirapeix           23,161,795         25          23,629
Bo Rodebrant              23,161,820          0          23,629
Robert L. Tremont         23,085,199     76,621          23,629


Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits
          None

     b.   Reports on Form 8-K:
          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRIVATE MEDIA GROUP, INC.
                                           (Registrant)

Date:   May 20, 2002                /s/ Johan Gillborg
                                    --------------------------------------------
                                    Johan Gillborg
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)