Form 10-Q
period 2002-06-30
PRIVATE MEDIA GROUP INC
filed 2002-08-14
CIK 1068084

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

 For the quarterly period ended____________________________June 30, 2002
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from_____________to_____________
                        Commission file number 000-25067

                            PRIVATE MEDIA GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                   NEVADA                             87-0365673
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification Number)

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

Yes X   No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     Class                    Outstanding at August 13, 2002
                     -----                    ------------------------------

           Common Stock, par value $.001                28,608,609

================================================================================

                            PRIVATE MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                                                                                    JUNE 30,
                                                                        DECEMBER 31,               (UNAUDITED)
                                                                        ------------           ----------------------
                                                                            2001                2002            2002
                                                                        ------------           ------          ------
                                                                             EUR                EUR             USD
                                                                                        (IN THOUSANDS)
    ASSETS
    Cash and cash equivalents .....................................            6,408            1,391           1,379
    Short-term investment .........................................            2,850            2,850           2,825
    Trade accounts receivable......................................           15,930           15,572          15,433
    Related party receivable.......................................            1,563            4,814           4,771
    Inventories - net (Note 3).....................................            8,252            9,153           9,072
    Deferred tax asset.............................................              159              159             158
    Prepaid expenses and other current assets......................            1,785            2,517           2,494
                                                                        ------------           ------          ------
    TOTAL CURRENT ASSETS...........................................           36,946           36,456          36,131

    Library of photographs and videos - net........................           14,241           16,737          16,588
    Property, plant and equipment - net............................            2,786            3,342           3,312
    Goodwill and other intangible assets (Note 5)..................            2,892            2,892           2,866
    Other assets...................................................              220              210             208
                                                                        ------------           ------          ------
    TOTAL ASSETS...................................................           57,086           59,636          59,104
                                                                        ============           ======          ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Short-term borrowings..........................................            4,530            4,036           4,000
    Accounts payable trade.........................................            6,874            8,624           8,547
    Income taxes payable...........................................            2,431            1,384           1,372
    Deferred tax liability.........................................               22               21              21
    Accrued other liabilities......................................              728              762             755
                                                                        ------------           ------          ------
    TOTAL CURRENT LIABILITIES......................................           14,586           14,827          14,695

    Long-term  borrowings..........................................              220              208             206

    SHAREHOLDERS' EQUITY
    $4.00 Series A Convertible Preferred Stock.....................                -                -               -
    10,000,000 shares authorized, 7,000,000
     shares issued and outstanding
    Common Stock, $.001 par value, 100,000,000.....................              863              863             855
    shares authorized 28,370,857 and 28,426,152
     issued and outstanding at December 31, 2001
     and June 30, 2002, respectively
    Additional paid-in capital ....................................           14,351           14,548          14,418
    Stock dividends to be distributed..............................              381            1,150           1,140
    Retained earnings..............................................           29,782           29,794          29,528
    Accumulated other comprehensive income.........................           (3,097)          (1,754)         (1,739)
                                                                        ------------           ------          ------
    TOTAL SHAREHOLDERS' EQUITY.....................................           42,280           44,601          44,203
                                                                        ------------           ------          ------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................           57,086           59,636          59,104
                                                                        ============           ======          ======

                See accompanying notes to consolidated statements.

                            PRIVATE MEDIA GROUP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                        THREE-MONTHS ENDED                 SIX-MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                            (UNAUDITED)                       (UNAUDITED)
                                                        -------------------       ---------------------------------
                                                        2001          2002          2001          2002        2002
                                                        -----        ------       -------        ------      ------
                                                         EUR          EUR           EUR           EUR          USD
                                                                              (IN THOUSANDS)
Net sales .....................................         8,228        11,027        19,233        20,289      20,108
Cost of sales..................................         2,847         4,592         6,958         8,109       8,036
                                                        -----        ------       -------        ------      ------
Gross profit...................................         5,381         6,435        12,274        12,180      12,072
Selling, general and administrative expenses...         3,677         4,457         7,348        10,226      10,135
Offering expenses..............................             -             -             -         1,401       1,389
                                                        -----        ------       -------        ------      ------
Operating profit (loss)........................         1,705         1,978         4,926           553         548
Sale of controlled entity......................         1,889             -         1,889             -           -
Interest expense...............................            95            74           157           353         350
Interest income................................            49            13            68           175         173
                                                        -----        ------       -------        ------      ------
Income before income tax.......................         3,548         1,917         6,727           375         371
Income taxes (benefit).........................         1,130           (47)        1,585          (372)       (368)
                                                        -----        ------       -------        ------      ------
Net income.....................................         2,418         1,964         5,142           746         740
                                                        -----        ------       -------        ------      ------
Other comprehensive income:
     Foreign currency adjustments..............          (479)         (257)       (1,455)        1,343       1,330
                                                        -----        ------       -------        ------      ------
     Comprehensive income......................         1,939         1,707         3,687         2,089       2,070
                                                        =====        ======       =======        ======      ======

Income applicable to common shares.............         2,006         1,611         4,333            (7)         (7)
                                                        =====        ======       =======        ======      ======

Net income per share:
Basic (restated)...............................          0.07          0.06          0.15          0.00        0.00
                                                        =====        ======       =======        ======      ======
Diluted........................................          0.05          0.04          0.10          0.00        0.00
                                                        =====        ======       =======        ======      ======

                See accompanying notes to consolidated statements.

                            PRIVATE MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         SIX-MONTHS ENDED
                                                                             JUNE 30,
                                                                           (UNAUDITED)
                                                                  ----------------------------
                                                                   2001       2002       2002
                                                                  ------     ------     ------
                                                                   EUR        EUR        USD
                                                                          (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................          5,142        746.       740
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH
 FLOWS FROM OPERATING ACTIVITIES:
 Depreciation............................................            374        309        307
 Bad debt provision......................................              -        686        680
 Provision for offering expenses.........................              -        134        133
 Tax provision on asset held for sale....................            442          -          -
 Amortization of goodwill ...............................            156          -          -
 Gain on sale of controlled entity ......................         (1,902)         -          -
 Amortization of photographs and videos .................          2,103      2,808      2,783
EFFECTS OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Trade accounts receivable ..............................         (1,829)      (329)      (326)
 Related party receivable ...............................            (16)    (3,251)    (3,222)
 Inventories ............................................           (538)      (902)      (894)
 Prepaid expenses and other current assets ..............            (85)      (732)      (725)
 Accounts payable trade .................................            180      1,619      1,604
 Income taxes payable ...................................          1,075     (1,047)    (1,037)
 Accrued other liabilities ..............................             66         34         33
                                                                  ------     ------     ------
Net cash provided by operating activities ...............          5,169         77         76
CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments ..................................          1,739          -          -
Investment in library of photographs and videos .........          3,024      5,304      5,257
Capital expenditures ....................................            317        869        861
Investment in subsidiary ................................            990          -          -
Cash from sale of controlled entity .....................         (2,367)         -          -
Investments in asset held for sale ......................             79          -          -
Investments in (sale of) other assets ...................           (146)       (11)       (11)
                                                                  ------     ------     ------
Net cash used in investing activities ...................          3,636      6,163      6,108
CASH FLOW FROM FINANCING ACTIVITIES:
Conversion of warrants ..................................            142        232        230
Long-term loan (repayments on loan) .....................            496        (12)       (12)
Short-term borrowings (repayments) ......................             59       (494)      (490)
                                                                  ------     ------     ------
Net cash (used in) provided by financing activities .....            697       (274)      (271)
Foreign currency translation adjustment .................         (1,455)     1,343      1,330
                                                                  ------     ------     ------
Net (decrease) increase in cash and cash equivalents ....            775     (5,017)    (4,972)
Cash and cash equivalents at beginning of the period ....          1,624      6,408      6,351
                                                                  ------     ------     ------
Cash and cash equivalents at end of the period ..........          2,398      1,391      1,379
                                                                  ======     ======     ======

Cash paid for interest ..................................            110        247        245
                                                                  ======     ======     ======

Cash paid for taxes .....................................            235        675        669
                                                                  ======     ======     ======

                See accompanying notes to consolidated statements.

                            PRIVATE MEDIA GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                 ACCU-
                                                                                                                 MULATED
                                                                              ADDI-       STOCK                  OTHER       TOTAL
                                   COMMON STOCK          PREFERRED STOCK      TIONAL    DIVIDENDS                COMPRE-     SHARE-
                             ----------------------  ---------------------   PAID-IN      TO BE       RETAINED   HENSIVE    HOLDER'S
                                SHARES      AMOUNTS     SHARES     AMOUNTS    CAPITAL  DISTRIBUTED    EARNINGS   INCOME     EQUITY
                             ----------    --------  ---------     -------   --------  -----------    --------   -------    --------
                                             EUR                     EUR        EUR        EUR          EUR        EUR        EUR
Balance at January 1, 2001   27,750,920         862  7,000,000           -     10,166          774      23,372      (980)    34,194
Shares issued in acquisition    248,889           1          -           -      1,512            -           -         -      1,513
Translation Adjustment                -           -          -           -          -            -           -    (1,983)    (1,983)
Unrealized loss on
short-term investment                 -           -          -           -          -            -           -      (134)      (134)
Conversion of warrants and
options                         122,769           -          -           -        672            -           -         -        672
Stock dividends                 248,279           -          -           -      1,966         (774)          -         -     11,165
Stock dividends to be
distributed                           -           -          -           -          -          396      (1,588)        -     (1,192)
Net income                            -           -          -           -          -            -       8,017         -      8,017
                             ----------    --------  ---------     -------   --------  -----------    --------   -------    --------
Balance at December 31, 2001 28,370,857         863  7,000,000           -     14,316          396      29,802    (3,097)    42,280
Translation Adjustment                -           -          -           -          -            -           -     1,343      1,343
Conversion of warrants and
options                          55,295           -          -           -        232            -           -         -        232
Stock dividends to be
distributed                           -           -          -           -          -          754        (754)        -          -
Net income                            -           -          -           -          -            -         746         -        746
                             ----------    --------  ---------     -------   --------  -----------    --------   -------    --------
Balance at June 30, 2002     28,426,152         863  7,000,000           -     14,548        1,150      29,794    (1,754)    44,601
                             ==========    ========  =========     =======   ========  ===========    ========   =======    ========

                See accompanying notes to consolidated statements.

                            PRIVATE MEDIA GROUP, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2001.

     Effective January 1, 2002, the Company changed its reporting currency from the Swedish Krona (SEK) to the euro ("EUR"). On that date, the euro became the principal currency in which Private Media Group generates its cash flows. The assets and operations of the Company's US based operations are currently not significant. The accompanying financial statements have been recast for all periods presented using methodology consistent with SFAS # 52.

     Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2002 and for the six months then ended have been translated into United States dollars ("USD") at the rate of EUR 1.01 per USD 1.00 the interbank exchange rate on June 30, 2002. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.     SECOND QUARTER REVENUES AND EXPENSES

     As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, in connection with the preparation of the Company's 2001 annual financial statements, management of the Company determined, as a result of circumstances related to the acquisition of certain assets from Anton Enterprises, Inc., it to be more appropriate accounting to reverse certain revenues and sales return provisions recorded in the first to the fourth quarters of 2001. The impact of these adjustments reduced previously recorded first six months revenues in 2001 by EUR 678 thousand, net income by EUR 649 thousand and basic and diluted earnings per share by EUR 0.02 and EUR
                                                                           0.01.

     In April 2002, the Company assigned its rights to amounts due from Anton Enterprises related to certain products sold to Anton during 2001 and 2000 to an unrelated third party for EUR 1,076 thousand in cash. A portion of this amount related to accounts receivable from Anton written off in 2001 and the balance

                            PRIVATE MEDIA GROUP, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

related to the 2001 sales to Anton was not recognized for financial reporting purposes since certain criteria for the recognition of these sales as revenue had not been met.

     As a result of this transaction, the Company recorded the previously unrecognized sales to Anton of EUR 548 thousand and a recovery (reduction of selling, general and administrative expenses) of previously written off accounts receivable of EUR 528 thousand during the quarter ended June 30, 2002.

3.     Inventories

       Inventories consist of the following:

                                          DECEMBER 31,      JUNE 30,
                                          ------------      --------
                                              2001            2002
                                          ------------      --------
                                               EUR             EUR
                                                 (IN THOUSANDS)
       Magazines for sale and resale......       2,551         2,829
       Video cassettes....................       2,929         2,979
       DVDs...............................       2,464         3,124
       Other..............................         308           220
                                          ------------      --------
                                                 8,252         9,153
                                          ============      ========

4.     Earnings per share

       The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE-MONTHS ENDED             SIX-MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                          -------------------------     -------------------------
                                                             2001           2002            2001          2002
                                                          ----------     ----------     ----------     ----------
NUMERATOR: (EUR IN THOUSANDS)

Net income (numerator diluted EPS)...............              2,418          1,964          5,142            746
                                                          ==========     ==========     ==========     ==========
Less:  Dividends on  preferred  stock............                412            353            809            754
                                                          ----------     ----------     ----------     ----------

Income applicable to common shares
 (numerator basic EPS)...........................              2,006          1,611          4,333             (7)
                                                          ==========     ==========     ==========     ==========

DENOMINATOR:

Denominator for basic earnings per share -
 Weighted average shares.........................         28,180,462     28,566,982     28,098,477     28,535,966

Effect of dilutive securities:
      Preferred stock............................         21,000,000     21,000,000     21,000,000            N/A
      Common stock warrants and options..........            483,187        166,533        543,373            N/A

Denominator for diluted earnings per share -
 weighted average shares and assumed conversions.         49,663,649     49,733,515     49,641,850            N/A
                                                          ==========     ==========     ==========     ==========

EARNINGS PER SHARE (EUR)
      Basic......................................               0.07           0.06           0.15           0.00
                                                          ==========     ==========     ==========     ==========
      Diluted....................................               0.05           0.04           0.10           0.00
                                                          ==========     ==========     ==========     ==========

      For the six month period ended June 30, 2002 the impact of potentially dilutive securities (convertible preferred shares and outstanding options and warrants for common shares) is anti-dilutive therefore reported diluted and basic income (loss) per share are EUR 0.00.

5.       New accounting standards

      Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, the Company adopted the additional provisions of Statement No. 142 relating to business combinations completed prior to June 30, 2001. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. The Company has completed its initial impairment review and no impairment of goodwill is currently anticipated. Total amortization expense for the six months ended June 30, 2002 was EUR 26 thousand as compared to EUR 156 thousand for the six months ended June 30, 2001. As a result of adoption of the non-amortization provision of Statement 142, the Company's reported net income increased by EUR 130 thousand in the first six months of 2002 as compared to the same period in 2001. The Company's comparative basic and diluted earnings per share for the six months ended June 30, 2001 would have been EUR 0.16 per share and EUR 0.11 per share, respectively had the non-amortization provisions of Statement No. 142 been adopted in 2001.

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

7.       Related Party Transaction

      During 2002 the Company has loaned approximately EUR 1,908 thousand to a company controlled by the Company's principal shareholder in connection with the construction of certain commercial office and warehouse facilities in Spain. The Company's Spanish subsidiary, Milcap Media Group S.L. ("Milcap") has issued a guarantee of indebtedness to Acomo S.L. an independent construction development company related to the financing of the construction.

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

      As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2001, in connection with the preparation of our 2001 annual financial statements, our management determined that the previously issued 2001 interim consolidated financial statements, including the consolidated financial statements contained in our Form 10-Qs for the quarters ended March 31, June 30 and September 30, 2001 required restatement. Accordingly, the previously issued interim financial statements for the six months ended June 30, 2001, have been restated in this Report as described in Note 2 to the accompanying Consolidated Financial Statements to reflect (i) decrease in previously reported income tax expense, and (ii) decreased revenues. All amounts and percentages in the following discussions reflect the effects of such restatements.

      The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Amortization of Goodwill and Other Intangible Assets

      Amortization of goodwill and other intangible assets decreased to EUR 26 thousand in the first six months of 2002 from EUR 156 thousand in the first six months of 2001. The decrease in expense for the first six months of 2002 is primarily a result of the Company's adoption on January 1, 2002 of Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets". The Company is currently in the process of completing the initial impairment review, but does not believe any significant impairments will be recognized. As a result of adoption of Statement No. 142, the Company realized a pre-tax benefit of approximately EUR 130 thousand of annual depreciation reductions in the first six months of 2002.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

      Net sales. For the three months ended June 30, 2002, we had net sales of EUR 11,027 thousand compared to net sales of EUR 8,228 thousand for the three months ended June 30, 2001, an increase of EUR 2,799 thousand, or 34%. We attribute this change to an increase in Video and Magazine, and DVD and Broadcasting sales. Video and Magazine sales increased 42% to EUR 4,296 thousand, DVD sales increased 62% to EUR 3,673 thousand and Broadcasting sales increased 54% to EUR 1,436 thousand for the three months ended June 30, 2002. The increase in Video, Magazine, DVD and Broadcasting sales was offset by a decrease in Internet sales of 19% to EUR 1,623 thousand as a result of a non-recurring drop in Internet subscription sales related to technical problems which have now been resolved.

      We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD and Broadcasting sales will continue through the remainder of 2002.

      Net sales in general were affected by unfavorable changes in exchange rates.

      Cost of Sales. Our cost of sales was EUR 4,592 thousand for the three months ended June 30, 2002 compared to EUR 2,847 thousand for the three months ended June 30, 2001, an increase of EUR 1,745 thousand, or 61%. Cost of sales as a percentage of sales was 42% for the three months ended June 30, 2002, compared to 35% for the three months ended June 30, 2001. The increase was primarily the result of decreased margins as a result of exchange rate changes.

      Gross Profit. In the three months ended June 30, 2002, we realized a gross profit of EUR 6,435 thousand, or 58% of net sales compared to EUR 5,381 thousand, or 65% of net sales for the three months ended June 30, 2001, an increase of EUR 1,054 thousand, or 20%.

      Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 4,457 thousand for the three months ended June 30, 2002 compared to EUR 3,677 thousand for the three months ended June 30, 2001, an increase of EUR 780 thousand, or 21%. We attribute this change to our continuing investment in marketing and promotion activities related to Internet, Broadband, DVD and broadcasting, which we expect to continue through 2002.

      Operating profit. We reported an operating profit of EUR 1,978 thousand for the three months ended June 30, 2002 compared to an operating profit of EUR 1,705 thousand for the three months ended June 30, 2001, an increase of EUR 274 thousand, or 16%.

      Interest expense. We reported interest expense of EUR 74 thousand for the three months ended June 30, 2002, compared to EUR 95 thousand for the three months ended June 30, 2001, a decrease of EUR 21 thousand. We attribute this decrease to lower short-term borrowings outstanding during the three months ended June 30, 2002, compared to the three months ended June 30, 2001.

      Income tax expense/benefit. We reported income tax benefit of EUR 47 thousand for the three months ended June 30, 2002, compared to an income tax expense of EUR 1,130 thousand for the three months ended June 30, 2001.

      Net income. We reported net income of EUR 1,964 thousand for the three months ended June 30, 2002, compared to net income of EUR 2,418 thousand for the three months ended June 30, 2001. We attribute this decrease in net income in 2002 of EUR 454 thousand, or 19%, was primarily due to the absence of a non-recurring gain of EUR 1,889 thousand from the sale of subsidiary in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

      Net sales. For the six months ended June 30, 2002, we had net sales of EUR 20,289 thousand compared to net sales of EUR 19,233 thousand for the six months ended June 30, 2001, an increase of 5%, or EUR 1,056 thousand. Video and Magazine sales decreased 12%, to EUR 7,592 thousand and Internet sales decreased 24% to EUR 3,175 thousand as a result of a non-recurring drop in Internet license sales and Internet subscription sales related to technical problems which have now been resolved. The decrease in Video and Magazine, and Internet sales was offset by an increase in DVD and Broadcasting sales. DVD sales increased 49% to EUR 7,302 thousand and Broadcasting sales increased 41% to EUR 2,220 thousand for the six months ended June 30, 2002.

      We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD and Broadcasting sales will continue through the remainder of 2002.

      Net sales in general were affected by unfavorable changes in exchange rates.

      Cost of Sales. Our cost of sales was EUR 8,109 thousand for the six months ended June 30, 2002 compared to EUR 6,958 thousand for the six months ended June 30, 2001, an increase of EUR 1,150 thousand, or 16%. The increase was primarily the result of decreased margins as a result of exchange rate changes. Cost of sales as a percentage of sales was 40% for the six months ended June 30, 2002, compared to 36% for the six months ended June 30, 2001.

      Gross Profit. In the six months ended June 30, 2002, we realized a gross profit of EUR 12,180 thousand, or 60% of net sales compared to EUR 12,274 thousand, or 64% of net sales for the six months ended June 30, 2001.

      Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 10,226 thousand for the six months ended June 30, 2002 compared to EUR 7,348 thousand for the six months ended June 30, 2001, an increase of EUR 2,878 thousand, or 39%. We attribute this change to increased provisions for bad debts of EUR 686 thousand, increased selling, general and administrative expenses of EUR 576 thousand related to our expansion in the United States through our new subsidiary Private North America which began operating last year and our continuing investment in marketing and promotion activities related to Internet, Broadband, DVD and broadcasting, which we expect to continue through 2002.

      Offering expense. We reported offering expenses of EUR 1,401 thousand for the six months ended June 30, 2002 for the activities related to the listing and secondary offering on the Frankfurt Stock Exchange, Neuer Markt in Germany. The offering was postponed in January, 2002 due to poor market conditions.

      Operating profit. We reported an operating profit of EUR 553 thousand for the six months ended June 30, 2002 compared to an operating profit of EUR 4,926 thousand for the six months ended June 30, 2001, a decrease of EUR 4,373 thousand, or 89%. We attribute this change primarily to the increased selling, general and administrative expenses and the offering expense.

      Interest expense. We reported interest expense of EUR 353 thousand for the six months ended June 30, 2002, compared to EUR 157 thousand for the six months ended June 30, 2001, an increase of EUR 196 thousand. We attribute this increase to higher long and short-term borrowings outstanding during the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

      Income tax expense/benefit. We reported income tax benefit of EUR 372 thousand for the six months ended June 30, 2002, compared to an income tax expense of EUR 1,585 thousand for the six months ended June 30, 2001. We attribute this change to decreased operating profit and a tax credit related to our offering expense.

      Net income. We reported net income of EUR 746 thousand for the six months ended June 30, 2002, compared to net income of EUR 5,142 thousand for the six months ended June 30, 2001. We attribute this change in net income in 2002 of EUR 4,396 thousand, or 85%, to decreased operating profit and the absence of a non-recurring gain of EUR 1,889 thousand from the sale of subsidiary in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      We reported a working capital surplus of EUR 21,626 thousand at June 30, 2002, a decrease of EUR 734 thousand compared to the year ended December 31, 2001. The decrease is principally attributable to increased accounts payable trade and related party receivable offset by decreased cash and cash equivalents and prepaid expenses and income taxes payable.

Operating Activities

      Net cash provided by operating activities was EUR 77 thousand for the six months ended June 30, 2002, and was primarily the result of cash flows from operating activities and adjustments to reconcile net income to net cash flows from operating activities. The net income of EUR 746 thousand and adjustments to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 309 thousand, bad debt provision of EUR 686 thousand, provision for offering expense of EUR 134 thousand and amortization of photographs and videos of EUR 2,808 thousand provided a total of EUR 4,684 thousand. The total of EUR 4,684 thousand was then primarily reduced by the increases in trade accounts receivable, related party receivable, inventories, prepaid expenses and other current assets and income taxes payable totaling EUR 6,260 thousand, offset by EUR 1,652 thousand from accounts payable trade, and accrued other liabilities. Net cash provided by operating activities was EUR 5,169 thousand for the six months ended June 30, 2001. The decrease in cash provided by operating activities for the six months ended June 30, 2002 compared to the same period last year is both the result of net income and changes in operating assets and liabilities.

Investing Activities

      Net cash used in investing activities for the six months ended June 30, 2002 was EUR 6,163 thousand. The investing activities were principally investment in library of photographs and videos of EUR 5,304 thousand, which are carried out in order to maintain the 2002 release schedules for both magazines, video and DVD. In addition to investment in library of photographs and videos, EUR 869 thousand was invested in capital expenditures. The increase over the comparable six-month 2001 period is principally due to increased investments in library of photographs and videos.

Financing Activities

      Net cash used in financing activities for the six months ended June 30, 2002 was EUR 274 thousand, represented primarily by repayments of short-term borrowings offset by conversion of warrants. The decrease over the comparable six-month 2001 period is primarily due to repayments of short-term borrowings.

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

                                            PRIVATE MEDIA GROUP, INC.
                                                  (Registrant)

Date:   August 14, 2002                      /s/ Johan Gillborg
                                            ------------------------------------
                                            Johan Gillborg
                                            Chief Financial Officer