Form 10-Q
period 2002-09-30
PRIVATE MEDIA GROUP INC
filed 2002-11-13
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended_____________________September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________

Commission file number 000-25067

PRIVATE MEDIA GROUP, INC.
(Exact Name of Issuer as Specified in its Charter)

Nevada	87-0365673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Carrettera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain
(Address of principal executive offices)

34-93-590-7070

Issuer’s telephone number

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 12, 2002

Common Stock, par value $.001	28,608,609

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30, (Unaudited)

	2001	2002	2002

	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	6,408	1,559	1,529
Short-term investment	2,850	2,850	2,794
Trade accounts receivable	15,930	15,216	14,918
Related party receivable	1,563	5,687	5,576
Inventories - net (Note 3)	8,252	8,738	8,567
Deferred tax asset	159	159	156
Prepaid expenses and other current assets	1,785	2,029	1,989

TOTAL CURRENT ASSETS	36,946	36,239	35,528
Library of photographs and videos - net	14,241	17,079	16,744
Property, plant and equipment – net	2,786	3,771	3,697
Goodwill and other intangible assets (Note 5)	2,892	2,854	2,798
Other assets	220	221	217

TOTAL ASSETS	57,086	60,165	58,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	4,530	4,568	4,478
Accounts payable trade	6,874	7,781	7,628
Income taxes payable	2,431	370	363
Deferred tax liability	22	21	20
Accrued other liabilities	728	1,208	1,184

TOTAL CURRENT LIABILITIES	14,586	13,948	13,674
Long-term borrowings	220	202	198
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, 7,000,000 shares issued and outstanding	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 28,370,857 and 28,608,609 issued and outstanding at December 31, 2001 and September 30, 2002, respectively	863	863	846
Additional paid-in capital	14,316	15,698	15,390
Stock dividends to be distributed	396	356	349
Retained earnings	29,802	30,966	30,358
Accumulated other comprehensive income (loss)	(3,097)	(1,867)	(1,830)

TOTAL SHAREHOLDERS’ EQUITY	42,280	46,016	45,114

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	57,086	60,165	58,985

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)

	2001	2002	2001	2002	2002

	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	8,999	11,060	28,231	31,349	30,734
Cost of sales	2,521	5,575	9,479	13,684	13,416

Gross profit	6,478	5,485	18,752	17,665	17,319
Selling, general and administrative expenses	4,059	4,018	11,407	14,244	13,965
Offering expenses	—	—	—	1,401	1,374

Operating profit (loss)	2,419	1,467	7,345	2,020	1,980
Sale of controlled entity	—	—	1,889	—	—
Interest expense	—	81	157	264	259
Interest income	56	114	124	119	117

Income before income tax	2,475	1,500	9,201	1,875	1,838
Income taxes (benefit)	313	29	1,898	(401)	(393)

Net income	2,161	1,529	7,303	2,276	2,231

Other comprehensive income:
Foreign currency adjustments	(2,044)	(113)	(3,499)	1,230	1,206

Comprehensive income	117	1,416	3,804	3,506	3,437

Income applicable to common shares	1,778	1,173	6,111	1,166	1,143

Net income per share:
Basic	0.06	0.04	0.22	0.04	0.04

Diluted	0.04	0.03	0.15	0.04	0.04

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-months ended September 30, (unaudited)

	2001	2002	2002

	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income	7,303	2,276	2,231
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	463	453	444
Bad debt provision	—	686	673
Provision for offering expenses	—	170	166
Tax provision on asset held for sale	436	—	—
Amortization of goodwill and other intangible assets	235	38	38
Gain on sale of controlled entity	(1,878)	—	—
Amortization of photographs and videos	3,466	4,306	4,222
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(2,633)	27	27
Related party receivable	(700)	(4,124)	(4,044)
Inventories	(242)	(487)	(477)
Prepaid expenses and other current assets	270	(244)	(239)
Accounts payable trade	34	733	718
Income taxes payable	382	(2,060)	(2,020)
Accrued other liabilities	783	480	470

Net cash provided by operating activities	7,918	2,253	2,209
Cash flows from investing activities:
Short-term investments	2,880	—	—
Investment in library of photographs and videos	4,644	7,144	7,004
Capital expenditures	408	1,438	1,410
Investment in subsidiary	933	—	—
Cash from sale of controlled entity	(2,337)	—	—
Investments in asset held for sale	(2,368)	—	—
Investments in (sale of) other assets	(198)	1	1

Net cash used in investing activities	3,963	8,584	8,416
Cash flow from financing activities:
Cash from conversion of warrants	189	232	228
Long-term loan (repayments on loan)	(529)	(18)	(18)
Short-term borrowings (repayments)	46	38	37

Net cash (used in) provided by financing activities	(294)	252	247
Foreign currency translation adjustment	(3,499)	1,230	1,206

Net (decrease) increase in cash and cash equivalents	163	(4,849)	(4,754)
Cash and cash equivalents at beginning of the period	1,624	6,408	6,282

Cash and cash equivalents at end of the period	1,786	1,559	1,529

Cash paid for interest	110	185	181

Cash paid for taxes	232	1,659	1,626

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Addi- tional paid-in capital	Stock dividends to be distributed	Retained earnings	Accu- mulated other compre- hensive income	Total share- holder’s equity

	Common stock		Preferred stock

	Shares	Amounts	Shares	Amounts

		EUR		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2001	27,750,920	862	7,000,000	—	10,166	774	23,372	(980)	34,194
Shares issued in acquisition	248,889	1	—	—	1,512	—	—	—	1,513
Translation Adjustment	—	—	—	—	—	—	—	(1,983)	(1,983)
Unrealized loss on short-term investment	—	—	—	—	—	—	—	(134)	(134)
Conversion of warrants and options	122,769	—	—	—	672	—	—	—	672
Stock dividends	248,279	—	—	—	1,966	(774)	—	—	11,165
Stock dividends to be distributed	—	—	—	—	—	396	(1,588)	—	(1,192)
Net income	—	—	—	—	—	—	8,017	—	8,017

Balance at December 31, 2001	28,370,857	863	7,000,000	—	14,316	396	29,802	(3,097)	42,280
Translation Adjustment	—	—	—	—	—	—	—	1,230	1,230
Conversion of warrants and options	55,295	—	—	—	232	—	—	—	232
Stock dividends	182,457	—	—	—	1,150	(1,150)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	1,110	(1,110)	—	—
Net income	—	—	—	—	—	—	2,274	—	2,274

Balance at September 30, 2002	28,608,609	863	7,000,000	—	15,698	356	30,966	(1,867)	46,016

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED INERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.          Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2001.

          Effective January 1, 2002, the Company changed its reporting currency from the Swedish Krona (SEK) to the euro (“EUR”). On that date, the euro became the principal currency in which Private Media Group generates its cash flows. The assets and operations of the Company’s US based operations are currently not significant. The accompanying financial statements have been recast for all periods presented using methodology consistent with SFAS # 52.

          Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2002 and for the nine months then ended have been translated into United States dollars (“USD”) at the rate of EUR 1.02 per USD 1.00 the Interbank Exchange Rate on September 30, 2002. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.           Third Quarter Revenues and Expenses

          As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, in connection with the preparation of the Company’s 2001 annual financial statements, management of the Company determined, as a result of circumstances related to the acquisition of certain assets from Anton Enterprises, Inc., it to be more appropriate accounting to reverse certain revenues and sales return provisions recorded in the first to the fourth quarters of 2001. The impact of these adjustments reduced previously recorded first nine months revenues in 2001 by EUR 888 thousand, net income by EUR 850 thousand and basic and diluted earnings per share by EUR 0.03 and EUR 0.02.

          In April 2002, the Company assigned its rights to amounts due from Anton Enterprises related to certain products sold to Anton during 2001 and 2000 to an unrelated third party for EUR 1,076 thousand in cash. A portion of this amount related to accounts receivable from Anton written off in 2001 and the

PRIVATE MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED INERIM FINANCIAL STATEMENTS
(UNAUDITED)

balance related to the 2001 sales to Anton was not recognized for financial reporting purposes since certain criteria for the recognition of these sales as revenue had not been met.

          As a result of this transaction, the Company recorded the previously unrecognized sales to Anton of EUR 548 thousand and a recovery (reduction of selling, general and administrative expenses) of previously written off accounts receivable of EUR 528 thousand during the quarter ended June 30, 2002.

3.          Inventories

          Inventories consist of the following:

	December 31,	September 30,

	2001	2002

	EUR	EUR
	(in thousands)
Magazines for sale and resale	2,551	2,961
Video cassettes	2,929	2,644
DVDs	2,464	3,086
Other	308	46

	8,252	8,738

PRIVATE MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED INERIM FINANCIAL STATEMENTS
(UNAUDITED)

4.          Earnings per share

          The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,

	2001	2002	2001	2002

Numerator: (EUR in thousands)
Net income (numerator diluted EPS)	2,161	1,529	7,303	2,276

Less: Dividends on preferred stock	383	356	1,192	1,110

Income applicable to common shares (numerator basic EPS)	1,778	1,173	6,111	1,166

Denominator:
Denominator for basic earnings per share – Weighted average shares	28,186,067	28,493,537	28,177,496	28,437,859
Effect of dilutive securities:
Preferred stock	21,000,000	21,000,000	21,000,000	N/A
Common stock warrants and options	463,533	4,083	347,625	N/A
Denominator for diluted earnings per share – weighted average shares and assumed conversions	49,649,601	49,497,621	49,525,121	N/A

Earnings per share (EUR)
Basic	0.06	0.04	0.22	0.04

Diluted	0.04	0.03	0.15	0.04

          For the nine month period ended September 30, 2002 the impact of potentially dilutive securities (convertible preferred shares and outstanding options and warrants for common shares) is anti-dilutive therefore reported diluted and basic income per share are EUR 0.04.

5.          New accounting standards

          Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, the Company adopted the additional provisions of Statement No. 142 relating to business combinations completed prior to June 30, 2001. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. The Company has completed its initial impairment review and no impairment of goodwill is currently anticipated. Total amortization expense for the nine months ended September 30, 2002 was EUR 38 thousand as compared to EUR 235 thousand for the nine months ended September 30, 2001. As a result of adoption of the non-amortization provision of Statement 142, the Company’s reported net income increased by EUR 197 thousand in the first nine months of 2002 as compared to the same period in 2001. The Company’s comparative basic and diluted earnings per share for the nine months ended September 30, 2001 would have been EUR 0.22 per share and EUR 0.15 per share, respectively had the non-amortization provisions of Statement No. 142 been adopted in 2001.

6.          Contingent Liability

          In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 plus fines amounting to SEK 16,800,000 plus interest. The Company believes the assessment is without merit and has appealed the assessment to the Administrative Court in Stockholm. The Administrative Court has not yet decided any assessment but concluded that the Company has a permanent establishment in Sweden, giving Sweden a right to tax the Company. The decision has been appealed by the Company to the Administrative Court of Appeal. The final outcome of the appeal, including the final assessments, is expected to take several years. The Company has asked for a postponement of payment of the taxes and fees until the case is settled. No final decision has been given. Due to the early stages of this matter and the uncertainty regarding the ultimate resolution, no amounts have been provided in the Company’s financial statements for this dispute.

7.          Related Party Transaction

          During 2002 the Company has loaned approximately EUR 2,196 thousand to a company controlled by the Company’s principal shareholder in connection with the construction of certain commercial offices in Spain. At June 30, 2002, the Company’s Spanish subsidiary, Milcap Media Group S.L. (“Milcap”) had issued a guarantee of indebtedness to Acomo S.L. an independent construction development company related to the financing of the construction. In October, 2002, the parties renegotiated the agreement with Acomo S.L. Under the terms of the new agreement the guarantee of indebtedness to Acomo S.L was withdrawn.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

          You should read this section together with the consolidated financial statements and the notes and the other financial data in this Report. The matters that we discuss in this section, with the exception of historical information, are “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties relate to factors such as (1) the timing of the introduction of new products and services and the extent of their acceptance in the market; (2) our expectations of growth in demand for our products and services; (3) our ability to successfully implement expansion and acquisition plans; (4) the impact of expansion on our revenue, cost basis and margins; (5) our ability to respond to changing technology and market conditions; (6) the effects of regulatory developments and legal proceedings with respect to our business; (7) the impact of exchange rate fluctuations; and (8) our ability to obtain additional financing.

          As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2001, in connection with the preparation of our 2001 annual financial statements, our management determined that the previously issued 2001 interim consolidated financial statements, including the consolidated financial statements contained in our Form 10-Qs for the quarters ended March 31, June 30 and September 30, 2001 required restatement. Accordingly, the previously issued interim financial statements for the nine months ended September 30, 2001, have been restated in this Report as described in Note 2 to the accompanying Consolidated Financial Statements to reflect (i) decrease in previously reported income tax expense, and (ii) decreased revenues. All amounts and percentages in the following discussions reflect the effects of such restatements.

          The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Amortization of Goodwill and Other Intangible Assets

          Amortization of goodwill and other intangible assets decreased to EUR 38 thousand in the first nine months of 2002 from EUR 235 thousand in the first nine months of 2001. The decrease in expense for the first nine months of 2002 is primarily a result of the Company’s adoption on January 1, 2002 of Financial Accounting Standards Board (FASB) Statement No. 142, “Goodwill and Other Intangible Assets”. The Company is currently in the process of completing the initial impairment review, but does not believe any significant impairments will be recognized. As a result of adoption of Statement No. 142, the Company realized a pre-tax benefit of approximately EUR 197 thousand of annual depreciation reductions in the first nine months of 2002.

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

Recognition of Revenue

          Revenues from the sale of magazines, videocassettes, DVD’s and other related products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned magazines. Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured.

Inventories

          Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories principally consist of DVD’s, videocassettes and magazines held for sale or resale. The inventory is written down to the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

Goodwill and Other Intangible Assets

          On January 1, 2002 the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company is currently in the process of completing the initial impairment review, but does not believe any significant impairments will be recognized. If the factors taken into account by Management for this purpose were to vary, or if additional factors were to arise, losses for impairment may occur in future periods.

Impairment of Long-Lived Assets

          The Company periodically evaluates the carrying value of long-lived assets including its library of photographs and videos for potential impairment. Upon indication of impairment, the company will record a loss on its long-lived assets if the undiscounted cash flows that are estimated to be generated by those assets are less than the related carrying value of the assets. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds the estimated discounted future cash flows. Management’s estimated future revenues are based upon assumptions about future demand and market conditions and additional write downs may be required if actual conditions are less favorable than those assumed.

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

Results of Operations

          Three months ended September 30, 2002 compared to the three months ended September 30, 2001

          Net sales. For the three months ended September 30, 2002, we had net sales of EUR 11,060 thousand compared to net sales of EUR 8,999 thousand for the three months ended September 30, 2001, an increase of EUR 2,061 thousand, or 23%. We attribute this change to an increase in Video and Magazine, and DVD and Broadcasting sales. Video and Magazine sales increased 39% to EUR 3,978 thousand, DVD sales increased 18% to EUR 4,401 thousand and Broadcasting sales increased 158% to EUR 1,351 thousand for the three months ended September 30, 2002. The increase in Video, Magazine, DVD and Broadcasting sales was offset by a decrease in Internet sales of 29% to EUR 1,329 thousand as a result of decreased license sales.

          We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD and Broadcasting sales will continue through the remainder of 2002.

          Net sales in general were affected by unfavorable changes in exchange rates.

          Cost of Sales. Our cost of sales was EUR 5,575 thousand for the three months ended September 30, 2002 compared to EUR 2,521 thousand for the three months ended September 30, 2001, an increase of EUR 3,054 thousand, or 121%. Cost of sales as a percentage of sales was 50% for the three months ended September 30, 2002, compared to 28% for the three months ended September 30, 2001. The increase was primarily the result of sales mix with an increase in consumer ready products and a decrease in higher margin Internet sales. Unfavorable exchange rate changes also affected the cost of sales.

          Gross Profit. In the three months ended September 30, 2002, we realized a gross profit of EUR 5,485 thousand, or 50% of net sales compared to EUR 6,478 thousand, or 72% of net sales for the three months ended September 30, 2001, a decrease of EUR 993 thousand, or 15%. The decrease was primarily the result of reduced margins as described above.

          Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 4,018 thousand for the three months ended September 30, 2002 compared to EUR 4,059 thousand for the three months ended September 30, 2001, a decrease of EUR 41 thousand, or 1%. We attribute this change to our new program to reduce selling, general and administrative expenses offset by our continuing investment in development, marketing and promotion activities related to Internet, Broadband, DVD, broadcasting and emerging new media technologies, which we expect to continue through 2002.

          Operating profit. We reported an operating profit of EUR 1,467 thousand for the three months ended September 30, 2002 compared to an operating profit of EUR 2,419 thousand for the three months ended September 30, 2001, a decrease of EUR 952 thousand, or 40%. We attribute this decrease in operating profit in 2002 to reduced gross profit.

          Interest expense. We reported interest expense of EUR 81 thousand for the three months ended September 30, 2002, compared to no interest expense for the three months ended September 30, 2001, an increase of EUR 81 thousand in interest expense. We attribute this increase to higher short-term borrowings outstanding during the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

          Income tax expense/benefit. We reported income tax benefit of EUR 29 thousand for the three months ended September 30, 2002, compared to an income tax expense of EUR 313 thousand for the three months ended September 30, 2001.

          Net income. We reported net income of EUR 1,529 thousand for the three months ended September 30, 2002, compared to net income of EUR 2,161 thousand for the three months ended September 30, 2001. We attribute this decrease in net income in 2002 of EUR 632 thousand, or 29%, to decreased operating profit.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

          Net sales. For the nine months ended September 30, 2002, we had net sales of EUR 31,349 thousand compared to net sales of EUR 28,231 thousand for the nine months ended September 30, 2001, an increase of 11%, or EUR 3,118 thousand. We attribute the increase in sales to increases in Video and Magazine sales, and DVD and Broadcasting sales offset by a decrease in internet sales of 25% to EUR 4,504 thousand as a result of reduced Internet license sales and a non-recurring drop Internet subscription sales related to technical problems which have now been resolved. Video and Magazine sales increased 1%, to EUR 11,570 thousand. DVD sales increased 36% to EUR 11,703 thousand and Broadcasting sales increased 70% to EUR 3,571 thousand for the nine months ended September 30, 2002.

          We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD and Broadcasting sales will continue through the remainder of 2002.

          Net sales in general were affected by unfavorable changes in exchange rates.

          Cost of Sales. Our cost of sales was EUR 13,684 thousand for the nine months ended September 30, 2002 compared to EUR 9,479 thousand for the nine months ended September 30, 2001, an increase of EUR 4,205 thousand, or 44%. Cost of sales as a percentage of sales was 44% for the nine months ended September 30, 2002, compared to 34% for the nine months ended September 30, 2001. The increase was primarily the result of sales mix with an increase in consumer ready products and a decrease in higher margin Internet sales. Unfavorable exchange rate changes also affected the cost of sales.

          Gross Profit. In the nine months ended September 30, 2002, we realized a gross profit of EUR 17,665 thousand, or 56% of net sales compared to EUR 18,752 thousand, or 66% of net sales for the nine months ended September 30, 2001.

          Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 14,244 thousand for the nine months ended September 30, 2002 compared to EUR 11,407 thousand for the nine months ended September 30, 2001, an increase of EUR 2,837 thousand, or 25%. We attribute this change to increased provisions for bad debts of EUR 686 thousand, increased selling, general and administrative expenses of EUR 576 thousand related to our expansion in the United States through our new subsidiary Private North America which began operating last year and our continuing investment in marketing and promotion activities related to Internet, Broadband, DVD and broadcasting, which we expect to continue through 2002.

          Offering expense. We reported offering expenses of EUR 1,401 thousand for the nine months ended September 30, 2002 for the activities related to the listing and secondary offering on the Frankfurt Stock Exchange, Neuer Markt in Germany. The offering was postponed in January, 2002 due to poor market conditions.

          Operating profit. We reported an operating profit of EUR 2,020 thousand for the nine months ended September 30, 2002 compared to an operating profit of EUR 7,345 thousand for the nine months ended September 30, 2001, a decrease of EUR 5,325 thousand, or 72%. We attribute this change primarily to the increased selling, general and administrative expenses and the offering expense.

          Interest expense. We reported interest expense of EUR 264 thousand for the nine months ended September 30, 2002, compared to EUR 157 thousand for the nine months ended September 30, 2001, an increase of EUR 107 thousand. We attribute this increase to higher long and short-term borrowings outstanding during the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

          Income tax expense/benefit. We reported income tax benefit of EUR 401 thousand for the nine months ended September 30, 2002, compared to an income tax expense of EUR 1,898 thousand for the nine months ended September 30, 2001. We attribute this change to decreased operating profit and a tax credit related to our offering expense.

          Net income. We reported net income of EUR 2,276 thousand for the nine months ended September 30, 2002, compared to net income of EUR 7,303 thousand for the nine months ended September 30, 2001. We attribute this change in net income in 2002 of EUR 5,027 thousand, or 69%, to decreased operating profit and the absence of a non-recurring gain of EUR 1,889 thousand from the sale of subsidiary in 2001.

Liquidity and Capital Resources

          We reported a working capital surplus of EUR 22,291 thousand at September 30, 2002, a decrease of EUR 69 thousand compared to the year ended December 31, 2001.

Operating Activities

          Net cash provided by operating activities was EUR 2,253 thousand for the nine months ended September 30, 2002, and was primarily the result of cash flows from operating activities and adjustments to reconcile net income to net cash flows from operating activities. The net income of EUR 2,276 thousand and adjustments to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 453 thousand, bad debt provision of EUR 686 thousand, provision for offering expense of EUR 170 thousand, amortization of goodwill of EUR 38 thousand and amortization of photographs and videos of EUR 4,306 thousand provided a total of EUR 7,929 thousand. The total of EUR 7,929 thousand was then primarily reduced by the increases in related party receivable, inventories, prepaid expenses and other current assets and income taxes payable totaling EUR 6,915 thousand, offset by EUR 1,239 thousand from trade accounts receivable, accounts payable trade and accrued other liabilities. Net cash provided by operating activities was EUR 7,918 thousand for the nine months ended September 30, 2001. The decrease in cash provided by operating activities for the nine months ended September 30, 2002 compared to the same period last year is primarily the result cash flows from operating activities.

Investing Activities

          Net cash used in investing activities for the nine months ended September 30, 2002 was EUR 8,584 thousand. The investing activities were principally investment in library of photographs and videos of EUR 7,144 thousand, which are carried out in order to maintain the 2002/2003 release schedules for both magazines, video and DVD. In addition to investment in library of photographs and videos, EUR 1,438 thousand was invested in capital expenditures. The increase over the comparable nine-month 2001 period is principally due to increased investments in library of photographs and videos offset by the absence of cash from sale of controlled entity and cash from investment held for sale.

Financing Activities

          Net cash provided by financing activities for the nine months ended September 30, 2002 was EUR 252 thousand, represented primarily by conversion of warrants. The increase over the comparable nine-month 2001 period is primarily due to the absence of repayments of long-term loan.

          We expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds to support more rapid expansion or respond to unanticipated requirements. If additional funds are raised through the issuance of equity securities, our shareholders’ percentage ownership will be reduced, they may experience additional dilution, or these newly issued equity securities may have rights, preferences, or privileges senior to those of our current shareholders. Additional financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business.

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

          We do not use financial instruments or derivatives to hedge our operations in foreign currencies or for speculative trading purposes.

Item 4.	Controls and Procedures.

          Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q they have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit 99.1 — Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

A Current Report on Form 8-K dated September 16, 2002, as amended by Current Report on Form 8-K/A dated September 27, 2002, were filed during the quarter for which this Quarterly Report on Form 10-Q is filed. These Current Reports were filed under Item 4, “Changes in Registrant’s Certifying Accountants.”

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: November 13, 2002	/s/ JOHAN GILLBORG

Johan Gillborg, Chief Financial Officer

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Charles Prast, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Private Media Group, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ CHARLES PRAST

Charles Prast, Principal Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Johan Gillborg, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Private Media Group, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ JOHAN GILLBORG

Johan Gillborg, Principal Financial Officer