Form 10-K
period 2002-12-31
PRIVATE MEDIA GROUP INC
filed 2003-03-31
CIK 1068084

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

       For the fiscal year ended........................December 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
         For the transition period from _____________ to _____________.

                        Commission file number 000-25067

                            PRIVATE MEDIA GROUP, INC.
                (Name of Registrant as specified in its Charter)

              NEVADA                                   87-0365673
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

             3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121
                               (Registered office)

     Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain
       (European headquarters and address of principal executive offices)

                                 34-93-590-7070
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value.

          Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No __

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 1b-2 of the Act).
Yes __   No [X]

          At June 28, 2002, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $45,040,327. The aggregate market value has been computed by reference to the last sales price of the common stock on June 28, 2002.

          On March 24, 2003 the registrant had 44,904,934 shares of Common Stock outstanding.

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

                                   THE COMPANY

OVERVIEW

          Private Media Group, Inc., a US incorporated company, and its subsidiaries (together referred to hereinafter as "Private Media Group", "we" or "us") is a leading international provider of high quality adult media content for a wide range of media platforms.

          Private Media Group, Inc. is incorporated in the State of Nevada. In accordance with Nevada law we maintain a registered office at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada.

Our European headquarters are located at the offices of one of our principal operating subsidiaries, Milcap Media Group, S.L. ,whose addresss is Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain, telephone + 34-93-590-7070.

          Any references in this report to Milcap Media Group refers to Milcap Media Group S.L. (Spain), and Milcap Media Limited refers to Milcap Media Limited (Cyprus).

          We acquire worldwide rights to still photography and motion pictures tailored to our specifications from independent directors and process these images into products suitable for popular media formats such as print publications, videotapes , DVDs and electronic media content for Internet distribution. We distribute our adult media content directly, and through a network of local affiliates and independent distributors, through multiple channels, including (1) newsstands, video rental stores, travel retail and adult bookstores, (2) mail order catalogues, (3) cable, satellite and hotel television programming, (4) over the Internet via proprietary websites and broadband delivery services and (5) wireless telephony. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties. In the fiscal year ended December 31, 2002, we had net sales of Euro 39.4 million and net income of Euro
0.3 million.

          Our business was founded in 1965 and achieved initial success through our flagship publication, Private, the first full color, hard-core sex publication in the world. Today, we produce four X-rated periodical magazines:
Private, Pirate, Triple X and Private Sex, as well as several special feature publications each year. As of December 31, 2002, we had compiled a digital archive of more than two million photographs and all of our 367 print publications. We expect to add two additional issues and hundreds of photographs each month to this archive. Approximately 300,000 copies of our print publications are distributed each month at an average retail price of approximately Euro 11.50. We distribute our publications through a network of approximately 250,000 points of sale in more than 35 countries, with strong market positions in Europe, Latin America, Australia and Canada. We believe that our distribution network has the potential to reach nearly 500,000 points of sale in our existing markets.

          Since 1992, we have also acquired, processed and distributed adult motion picture entertainment. We acquire worldwide rights to motion pictures that meet our exacting standards for entertainment content and production value from independent directors, either under exclusive contracts or on a freelance basis. We then edit and process these motion pictures to ensure consistent image quality and prepare and customize them for distribution in several formats, including DVDs, videocassettes, broadcasting, which includes cable, satellite and hotel television programming, and the Internet. Our proprietary motion pictures and those produced by joint ventures in which we participate have received107 industry awards since 1994, evidencing our success in setting high quality standards for our industry. As of December 31, 2002, our movie library contained 597 titles. We expect to add approximately 131 additional titles in 2003.

          We launched our first Internet website, www.private.com, in 1997. We now own a number of sites directed at specific customer bases, including www.private.com/shop. We also generate incremental sales by licensing our trademarks and proprietary adult media content for use on the websites of other companies.

          Since 1997, we have expanded our presence in emerging electronic markets for adult media content, such as the Internet, broadcasting and are currently in the process of launching products developed for use on hand-held devices including both mobile phones and Personal Digital Assistants. We believe that these technologies represent a substantial growth opportunity for us in the future.

          We license our content to cable and satellite television operators as well as to hotels. We have also launched three television channels, Private Gold, Private Blue and Private Girls, that broadcast our content. Consumers pay for these products either on a pay-per-view basis or by subscription.

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

          Private, Private Media, our Private logo, Pirate, Triple-X, Triple-X Files, Private Black Label, Private XXX, Gaia, Private Sex, Private Life, Private Style, www.privatespeed.com, Private Gold, Private Blue, www.private.com, www.prvt.com, www.privatelive.com, www.privatechannels.com, www.sex.se, www.privatepda.com, www.privatenightclub.com, www.privateathome.com, www.privatestars.com, www.private.com/shop, and www.privategold.com are some of our trademarks and trade names. Other marks used in this Report are the property of their owners, which includes us in some instances. Information on these websites is not a part of this Report.

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

          The proliferation of easy to use electronic equipment, such as VCRs and DVD players, which allow consumers to view high quality video products in the privacy of their home, has boosted demand for adult media content compatible with these formats. For example, the installed base of DVD players in Western Europe and the United States doubled in 2001 and is expected to reach 48 million households by the end of 2003 in the US alone. Also, the evolution of the Internet as a channel of commerce and content distribution has stimulated additional demand for adult media content. In addition, advances in cable, satellite and hotel communications systems furnish another relatively new channel for the delivery of media content, including adult entertainment, into private homes, hotels and businesses.

          More recently, the telecommunications industry has shown considerable interest in the use of adult content on hand-held devices such as mobile telephones, PDAs and other wireless activated devices. This provides an additional and exciting new source of potential revenues for us as one of the principal providers of adult content.

          We expect these regulatory and technological developments to fuel increasing demand worldwide for adult media content, including demand for our products. In addition, we believe that market demand for content to fill new media outlets will lead mainstream media content providers to seek still more adult media content in the future. We expect that the high quality standards of the mainstream media, technological demands of multiple delivery formats and global marketing and distribution costs will increase capital requirements for providers of adult media content. While the adult entertainment industry is currently characterized by a large number of relatively small producers and distributors, we believe that the factors discussed above will cause smaller, thinly capitalized producers to seek partners or exit the adult entertainment business, leading to a consolidation of the adult entertainment industry.

          OUR COMPETITIVE STRENGTHS

          We believe the following strengths, among others, will enable us to exploit the growing global market for adult entertainment:

          Extensive library of high quality adult media content

          We have an extensive library of high quality adult media content. As of December 31, 2002, our library included still photographs developed for more than 350 back-issues of magazines and more than 580 motion pictures. We hold exclusive worldwide rights to this entire content archive. This has enabled us to enter into global distribution arrangements with a wide range of media content providers, including leading international companies. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored most of our existing motion pictures in digital form. We believe that this electronic archive constitutes one of the largest libraries of high quality adult media content in the world.

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

          Established market position and distribution network

          We have a well-established worldwide distribution network which has been built up over the past 35 years, including some 250,000 points of sale in over 35 countries as of December 31, 2002. In many markets, we believe that our established presence hinders our competitors' ability to break into the market. In some cases, exclusive distribution agreements improve our market position further. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. For example, we were able to utilize our existing video distribution channels to reach customers with our DVD-based products. In electronic media categories, we have entered into strategic alliances with a number of leading international service providers. In addition, we have assembled an internal team of Internet specialists to maintain and improve our Internet infrastructure and electronic products and services. We believe that our broad, multi-format distribution network affords our customers convenient access to high quality adult media content in the format of their choice.

          Flexible operating structure and access to substantial capital

          We acquire adult media content from third-party directors on a project basis. This approach gives us substantial flexibility in terms of production volume and delivery time, significantly reduces our fixed production overhead and largely eliminates the risk to us of cost overruns in production. Because of our multiple product and service formats and broad distribution network, we can afford to hire top directors in the industry, which we believe results in a higher quality product for our customers. Similarly, we reduce our fixed processing costs by outsourcing editing and duplication functions for most of our products, although we retain oversight of the overall production process for cost and quality control purposes. As a public company with access to the capital markets we believe that we will have sufficient financial resources to increase our production and grow through acquisitions without sacrificing our high quality standards.

          Experienced professional management

          Our management team has extensive experience in the production and distribution of adult media content and in general business administration. Berth H. Milton, our Chairman of the Board, has extensive knowledge of our industry and has successfully founded and developed other profitable businesses. Charles Prast, our President and Chief Executive Officer, has extensive experience in investment banking and the development of interactive entertainment companies. Other members of our management team have broad expertise in content production, sales and marketing, technology and finance, and have contributed to our record of growth in our core business and in acquiring and integrating companies in related businesses.

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

          To be at the forefront of the adult entertainment industry in adapting new technology and distribution channels such as broadband distribution of our motion pictures. By actively seeking out and utilizing advanced technologies to distribute our content such as, broadband, Internet ,cable and satellite television and wireless devices we expect to increase revenues with minimal incremental cost.

          Increase market share through strategic acquisitions. The adult entertainment industry is currently fragmented and consolidating. We expect this trend to continue as small, privately owned companies seek to exit from the business. We plan to expand our market presence and increase our market share by acquiring local distributors in the markets in which we compete. In addition, we may seek to acquire existing business enterprises in other related businesses opportunistically. To finance future acquisitions, we expect to use a combination of debt and equity. As one of the few companies in our industry with publicly listed common stock, we believe that we will have a significant advantage over most of our competitors in financing such consolidating acquisitions.

          To complete the digitalization of our entire movie and photograph library in order to prepare our library for distribution in new electronic media. We have developed an extensive library of motion pictures and other pictorial content. Until recently, this library was archived on a master print, which would allow duplication in traditional media. New forms of electronic distribution provide us with an opportunity to use this content by distributing it through new forms of media, such as, Internet ,broadband and wireless devices. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored most of our existing motion pictures in digital form.

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

          OUR PRINCIPAL PRODUCTS AND MARKETS

          Magazine Publications

          We are the publisher of Private, an international X-rated magazine. Private was founded in 1965, and was the first full color, hardcore sex publication in the world. Today, we produce four X-rated magazines which are released bi-monthly: Private, Pirate, Triple X and Private Sex. In addition, special editions are released monthly and a book, The Best of Private, is released annually. We distribute these magazines through newsstands and other retail outlets.

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

          We expect to produce approximately 95X-rated and 36 R-rated movies in 2003, with distribution through a worldwide network that covers approximately 60,000 points of sale, including primarily video shops and adult book stores. We believe we have the potential to reach more than 155,000 points of sale. We have also worked together on creating labels with other recognized brands, including, in 2000 the introduction of a the Private Penthouse Video label in conjunction with Penthouse.

          As of December 31, 2002, our movie library contained 597 movie titles. By the end of 2003 we expect the total to increase to approximately 700 titles. Nearly all titles are available on videocassette and DVD. These products are sold by distributors, primarily to retail stores and wholesalers worldwide. Many of our original motion picture programs have also been re-edited and licensed to cable, satellite and hotel television operators.

          Internet

          Our Internet team has combined the quality of our extensive media library with the newest technology to create what we believe to be one of the best adult websites, www.private.com. We believe that the rapid growth of the e-commerce market and increased access to the Internet by consumers has created an excellent opportunity for us to utilize our proprietary assets through marketing and distribution on the Internet. During 2002 Private.com created over 60,000 memberships and gave 150,000 dialler customers access to high quality adult content, including a full library of magazine pictures, photosets, stories, an interactive search categories gallery and access to over 500 video clips from Private Media Group movies. Private.com members also get access to live, webcam, and contact/personals content. In 2002 we completely revamped the site making use of cutting edge technology to provide our customers with improved video streaming and a wider selection of movie content. Our new Live sex webcam solution has become very popular and is generating increased revenue since partnering with Interclimax, one of the most professional live sex providers offering international solutions with verification processes in line with our professional standards. Private.com acquires customers primarily through advertising in DVDs, videos, magazines and broadcast programming with minimal incremental cost. It also acquires new customers by establishing partnerships with leading international portals.

          Due to Private.com's recognized brand name among adult site purveyors, we have many customers who have the confidence to make credit card payments to us. Current subscriptions prices are $29.95 for a month's subscription and $149.95 for an annual subscription. Consumers wishing to avoid credit card payments or not having a credit card can access Private.com content through so-called dialler access by dialing into a premium rate number and paying a per minute fee that varies depending on the country. Revenues generated from dialler have increased significantly over the past year, from nearly 50,000 calls in 2001 to 150,000 calls in 2002. In the US consumers can also pay using our on-line check facility. The Private.com website is currently generating traffic of approximately 1.5 million visits per month and more than 25 million pages are viewed per month.

          Private Media Group recently launched its totally re-designed online Private Shop. The shop offers a complete catalog of Private products - including all of Private's DVD and video titles, magazines, and adult toys. New features include an all-new technical platform and back end, real-time processing, and a customizable user experience that allows Private to develop a more personal relationship with customers through the use of wish lists, shop alert mailings, product reviews, and advanced account management features. Customers can search the entire shop catalog using a new content categorization feature. In addition, the new Private Shop will be easily customized for partnerships and co-branding. It allows participants to easily feature the Shop on their own sites and resell Private's products and in return earn referral fees on the sales they generate.

          In addition, we are licensing the right to use our trademarks and media library on the Internet to third parties with independent websites. This licensing activity generates significant royalty income. We also market our products on the Internet through distributor sites and shopping sites.

          We currently maintain a staff of 30 full-time Internet employees.

          OTHER MARKETS

          In April 1996, we launched our Private Collection International, Inc. line of adult pleasure products. We also license the Private name in connection with various lines of clothes, nutritional supplements, and energy soft drinks. Channels of distribution for licensed products include conventional distribution channels, e-commerce and television home shopping.

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

          On January 28, 2000, we acquired all of the outstanding shares of Extasy Video B.V. for total consideration of Euro 3.2 million. The consideration consisted of 208,464 shares of common stock and warrants to purchase 208,464 shares of common stock. The warrants are exercisable during the period January 28, 2001 to January 28, 2004 at an exercise price of $9.63.

          In May 2000, we authorized a three-for-one stock dividend on our common stock, which was distributed to holders of record of common stock on May 30, 2000.

          As of January 1, 2001, we acquired Coldfair Holdings Ltd., a company incorporated and organized under the laws of the Republic of Cyprus, for a total consideration of Euro 1.5 million payable in 248,889 shares of common stock. Coldfair Holdings is a company engaged in the marketing and sale of adult entertainment products and services.

          Effective April 1, 2001, we acquired the inventory and certain contracts of our U.S. distributor, Private USA, in exchange for Euro 1.0 million and the assumption of Private USA's obligations under some contracts.

          On April 8, 2001, Peach Entertainment Distribution AB (Sweden), a subsidiary of Private Media Group, Inc., sold its interest in Private Circle, Inc., a company engaged in the design, production and marketing of trendy casual apparel, for an adjusted consideration of Euro 2.9 million as of May 2001.

          On December 31, 2002, we acquired all of the outstanding shares of Barbuda B.V., a company owning a building where we plan to move our European headquarters to for total consideration of Euro 10.0 million. The consideration consisted of cash and a note payable in the amount of Euro 6.6 million.

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

          New technologies have helped to legitimize the industry and increase the size of the market. During the 1980s, the introduction of adult movies on videocassette and through broadcasting on cable and satellite television increased acceptance of adult media content by confining it to the privacy of the consumer's home. More recently, the Internet has become a primary distribution platform for both suppliers and consumers of adult media content providing low-cost delivery and increased privacy. Although currently under-exploited, third generation mobile and handheld devices are likely to increase the market even further in the future, making adult media content viewing mobile.

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

          We believe that the global adult entertainment market exceeds $ 56 billion annually. This covers memberships and subscriptions, escort services, magazines, sex clubs, telephone sex lines, cable and satellite pay-per-view programming, adult videos and toys and other related products and services. In 1998, Forrester Research estimated the U.S. adult entertainment market at $ 10 billion annually. This compares to total U.S. cinema domestic box office receipts for mainstream motion pictures of over $ 8 billion in 2002, indicating the size and importance of the adult market within the entertainment industry.

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

          Although DVDs will not replace videocassettes completely in the near term because of the ability of users to record on videocassettes as well as their current high level of market penetration, currently comprising approximately 93 million households in the United States, rentals and sales of DVDs have increased significantly over the past two years as more DVD players are sold.

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

          The provision of in-room entertainment services by major hotel chains throughout the world also serves as a distribution channel for adult media content. In addition to a selection of mainstream movies, hotel guests often will have a choice of softcore, and frequently hardcore, adult videos available on a pay-per-view basis. In the United States, these services are provided by companies such as On Command and Lodgenet, which supply approximately 750,000 and 810,000 hotel rooms, respectively. Estimates by analysts cited to by the Los Angeles Times in 2001 suggest that adult movies generate approximately half of total hotel pay-per-view revenue in the United States, approximately $ 250 million annually. Outside of the United States, excluding more restrictive countries such as the United Kingdom, hotel guests also have access to hardcore material on a pay-per-view basis.

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

MAGAZINE PUBLICATIONS

          Our publishing operations include the publication of the adult magazines identified in the table below, special editions consisting of previously published material and occasional newsstand specials, calendars and paperback books. All of these magazines, together with local editions, are printed under various trade names and are distributed in over 35 countries. We publish several customized editions of our four principal magazines. Each edition contains the same editorial material but provides locally targeted content reflecting local governmental regulation regarding explicit adult publications. Most of our magazines feature pictures of men and women engaged in erotic and sexually explicit situations. We distribute approximately 300,000 copies of our print publications per month at an average retail price of approximately (Euro) 11.50. In 2002 we introduced a new magazine, directed at the gay market, Private Man. Our most popular publications are Private, Pirate, Private Sex and Triple X.

                                                                                          AS OF DECEMBER 31,
                                                                               -------------------------------------
MAGAZINE LIBRARY                                                                     2002                 2001
--------------------------------------------------------------------------     -----------------    ----------------
TITLE                                                                            NO OF ISSUES         NO OF ISSUES
                                                                               -----------------    ----------------
Private...................................................................                   174                 168
Pirate....................................................................                    76                  70
Triple-X..................................................................                    50                  44
Private Sex...............................................................                    41                  35
Private Man...............................................................                     2                   -
Special Editions..........................................................                     9                   7
Best of Private (Book)....................................................                    14                  13
Special Editions (Book)...................................................                     1                   -
                                                                               -----------------    ----------------
TOTAL.....................................................................                   367                 337
                                                                               =================    ================


                                                                                  QUANTITIES OF MAGAZINES PRODUCED
                                                                                         (PRINTED, NOT SOLD)
                                                                               -------------------------------------
TITLE                                                                               2002                  2001
--------------------------------------------------------------------------     -----------------    ----------------
Private...................................................................               590 300             642 200
Pirate....................................................................               435 250             471 500
Triple-X..................................................................               419 560             457 200
Private Sex...............................................................               351 275             346 500
Private Man...............................................................                80 250                   -
Special Editions..........................................................               153 825              75 150
Best of Private (Book)....................................................                42 925              58 200
Special Editions (Book)...................................................                60 985                   -
                                                                               -----------------    ----------------
TOTAL                                                                                  2 134 370           2 050 750
                                                                               =================    ================

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

          All of our publications are printed by independent third parties. We have a longstanding relationship with several printers in Spain We believe that generally there is an adequate supply of printing services available to us at competitive prices, should the need for an alternative printer arise. All of our production and printing activities are coordinated through our operating facility maintained by our wholly owned subsidiary, Milcap Media Group.

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

          We print and ship all of our proprietary magazines from Barcelona, Spain. We determine the amount of printed publications bi-monthly with input from each of our national distributors.

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

          Our adult movies are in genres similar to our magazines and books under the titles listed in the table below. Normally, we spend on average between $ 50,000 and $ 125,000 per movie. This amount excludes the computation of the post-production, master production, duplication and distribution costs. Generally, Milcap Media Group creates and designs all artwork for promotional items and packaging and contracts for printing services. Since 1997, independent laboratories have duplicated all of our videocassettes for us. Similarly, since 1999 all DVDs have been duplicated by independent laboratories as well. A number of our titles, including Private Film, Private Video Magazine, Triple X, Private Stories, Private Gold and The Matador Series are released on a monthly basis while others are released on a bimonthly or less frequent basis. As of December 31, 2002, our movie library contained 597 movie titles. By the end of 2003, we expect the total to increase to approximately 728 titles. Almost all titles are available on both videocassette and DVD. We sell approximately 75,000 videos and 175,000 DVDs per month. We continue to expand our video operations in international markets and presently market our video products in over 35 countries.

          We finance all of our adult movies, and we contract with video and movie producers on a flat fee basis. All producers generally assume production costs and obligations, including among other things, the delivery of rights and model releases.

                                                              2002             2001
                                                         --------------   --------------
MOVIE LIBRARY                                             NO OF TITLES     NO OF TITLES
------------------------------------------------------   --------------   --------------
Amanda's Private Diary ...............................                5                5
Best - End of Year ...................................                8                7
Private Castings .....................................               42               31
The Best by Private - Compilations ...................               40               28
Pirate Fetish Machine ................................                8                2
Gaia .................................................                6                6
Horny Housewives .....................................                9                9
Private Man ..........................................                3                -
Private-Ninn .........................................                3                -
Private Black Label ..................................               28               22
Private Films ........................................               28               28
Pirate Video .........................................               12               12
The Private Life of ..................................               11                5
Private Movies .......................................                5                1
Private Gold .........................................               57               51
Private-Penthouse Movies .............................               12               11
Private Reality Video ................................               12                3
Private Superf**kers .................................               12               12
Peepshow Special .....................................               12               12
Private Tropical .....................................                3                -
Pirate Video de Luxe .................................               16               16
Private Video Magazine ...............................               26               26
Private Stories ......................................               27               27
Private XXX ..........................................               15               15
The Matador Series ...................................               15               14
Triple X Files .......................................               12               12
Triple X Video .......................................               32               32
Virtualia ............................................                6                5
Private X-Treme ......................................                5                -
Private Fantasies (DVD only) .........................                5                -
DVD Packs (DVD only) .................................                5                -
Private Interactive (DVD only) .......................                1                -
Private Lust Treasures (DVD only) ....................                8                2
DVD Sampler (DVD only) ...............................                6                4
Erotica (soft titles) ................................              102               70
                                                         --------------   --------------
TOTAL                                                               597              468
                                                         ==============   ==============

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

          We have entered into distribution agreements in over 35 countries. Under these distribution agreements, and according to the territory, one of our subsidiaries, Peach Entertainment Distribution or Milcap Media Group, agrees to provide a specific minimum number of new titles each month during the term of the agreement, and a licensee normally serves as the exclusive distributor throughout its own country or language territory. Under the various distribution agreements, licensees are normally required to purchase a minimum number of units for each monthly period during the term of the agreement.

          In countries such as Germany, we have expanded our relationships with our national distributor by entering into exclusive multi-year, multi-product output agreements. In countries such as the United States, the Benelux countries, France and Spain, we have established local subsidiaries for the purpose of owning or controlling local distribution. In general, however, we believe that national distribution agreements enable us to have an ongoing branded presence in international markets and to generate higher and more consistent revenues, than we could achieve selling directly to retailers.

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

          We believe that currently our Private Gold and Private Blue channels are available to approximately 22 million potential viewers worldwide.

INTERNET SERVICES

          Our Internet team has combined our extensive media library with the newest technology to create what we believe to be one of the best adult websites, www.private.com. We believe that the rapid growth of the e-commerce market and increased access to the Internet by consumers has created an opportunity for us to use our proprietary content assets through distribution over the Internet. During 2002 Private.com created over 60,000 memberships and gave 150,000 dialler customers access to high quality adult content, including a full library of magazine pictures, photosets, stories, an interactive search categories gallery and access to over 500 video clips from Private Media Group movies. Private.com members also get access to live, webcam, and contact/personals content. In 2002 we completely revamped the site making use of cutting edge technology to provide our customers with improved video streaming and a wider selection of movie content. Our new Live sex webcam solution has become very popular and is generating increased revenue since partnering with Interclimax, one of the most professional live sex providers offering international solutions with verification processes in line with our professional standards. Private.com acquires customers primarily through advertising in DVDs, videos, magazines and broadcast programming with minimal incremental costIt also acquires new customers by establishing partnerships with leading international portals.

          Due to Private.com's recognized brand name among adult site purveyors, it has many customers who have the confidence to make credit card payments. We utilize a secure Web Pay application developed by Verisign which allows secure on-line processing of credit card payment transactions. Current subscriptions prices are $29.95 for a month's subscription and $149.95 for an annual subscription. Consumers wishing to avoid credit card payments or not having a credit card can access Private.com content through so-called dialler access by dialing into a premium rate number and paying a per minute fee that varies depending on the country. Revenues generated from dialler have increased significantly over the past year, from nearly 50,000 calls in 2001 to 150,000 calls in 2002. In the US consumers can also pay using our on-line check facility. The Private.com website is currently generating traffic of approximately 1.5 million visits per month and more than 25 million pages are viewed per month.

          We currently maintain a staff of 30 full-time Internet employees of whom 8 focus on technology and the remainder concentrate on website production, sales and marketing and customer support.

          Through our separate but linked site, privatespeed.com, we offer our customers high speed broadband access to Private Media Group's complete collection of movies and video content through video-on-demand. Privatespeed has a two pronged strategy for acquiring customers for its prepaid service: by partnering with broadband Internet Service Providers, (ISPs) who host our content and distribute products to their installed customer bases and by targeting broadband customers directly, who view the content over the Internet. With privatespeed.com we are well positioned among adult entertainment companies to take advantage of the growing transition to broadband content distribution.

          Private Media Group recently launched its totally re-designed online Private Shop. The shop offers a complete catalog of Private products - including all of Private's DVD and video titles, magazines, and adult toys. New features include an all-new technical platform and back end, real-time processing, and a customizable user experience that allows Private to develop a more personal relationship with customers through the use of wish lists, shop alert mailings, product reviews, and advanced account management features. Customers can search the entire shop catalog using a new content categorization feature. In addition, the new Private Shop will be easily customized for partnerships and co-branding. It allows participants to easily feature the Shop on their own sites and resell Private's products and in return earn referral fees on the sales they generate.

          In 2002 we established our own monthly newsletter, The Private Insider, which is now distributed via email free to over 140,000 subscribers. The newsletter is a key tool for maintaining communication channels with members of the private.com site. It offers free content to arouse member's interest in the Private brand. The Insider promotes a mix of new and old products and a number of Private's key models. New services are also promoted in the newsletter, such as Private's on-line DVD rental service privateathome.com. We also have direct links from our DVDs to our Internet sites.

          LICENSEES

          We license the right to use our trademarks and our library of photographs and movies to third parties.

          During 2002 we reviewed our existing licence arrangements and took the decision to terminate our agreement with Cyber Entertainment Network, replacing it with an agreement with Internet Cyber Entertainment (ICE). Under this agreement, we granted ICE use of the website www.privategold.com a site with which we provide adult content in exchange for a royalty payment based on gross revenues.

          Our reseller program implemented through www.privatecash.com provides other websites with promotional material designed to sell our products. The reseller program aims to attract adult industry and non-adult industry website owners and potential website owners to sell our products by means of a substantial commission program. We then fulfill orders through our network of distributors.

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

          PRIVATE ENERGY

          In 2001 we signed a five-year worldwide distribution agreement with Travel Retail Sales Limited to sell an energy drink called Private Energy. Under this agreement the licensee is responsible for all production, marketing, sales and distribution of the product and guarantees incremental minimum sales each year on which royalties are payable to us.

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

          MAGAZINES

          We meet with minimal direct competition from other publishers of hardcore adult magazines and paperback books. We believe that our print publications are dissimilar to other adult publications in style and format. The only similar business of which we are aware was represented by Rodox N.V., a Dutch/ Danish corporation, which has discontinued its publishing operation. We do not believe there is presently any significant competition in this segment of our business. Magazines such as Playboy and Penthouse and similar print publications do not compete directly with our publications, since we consider them to be softcore publications. There are several hardcore publications in each country where our magazines are sold. In general, these are printed in limited editions and are of lower quality than our publications.

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

          INTERNET

          The Internet market for adult oriented content is expanding quickly. There are numerous adult media content websites competing with ours, operated by companies that possess global distribution, broadcasting and branding.

EMPLOYEES

          As of December 31, 2000, 2001 and 2002 we employed 118, 142 and 177 people, respectively, on a full-time basis.

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

REGULATION OF THE ADULT ENTERTAINMENT INDUSTRY IN THE U.S.

          The following is a description of some of the laws and regulations in the United States which impact the adult entertainment industry. It is not an exhaustive description of all such laws. Moreover, we conduct business in over 35countries around the world, each of which has its own regulatory framework. This regulatory environment is constantly changing in the geographical areas in which we conduct business, and in some instances laws which are enacted are subsequently determined by the courts to be unconstitutional.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

PROPERTIES

          In 1997, we relocated our principal administrative and operating offices in Europe from Stockholm to Barcelona. The Barcelona facility houses our administrative, editorial and operational offices, the data center, customer service, and some of the warehouse and fulfillment facilities. With the acquisition of our French distributor at the end of 1997, we also inherited some office space in Paris, France. Currently, we lease office space in Barcelona, Spain, Knegsel, the Netherlands, and Paris, France.

          In January 2002 Milcap Media Group renewed for a further term of five years a lease for the building it currently occupies, located at Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain. Average monthly base rental expense is approximately $ 19,400. We recognize the rent expense on a straight-line basis over the extended term of the lease. Additionally, the lease requires us to pay our proportionate share of the building's real estate taxes and operating expenses. The building is currently used by all of our operating groups, primarily for marketing, administration and post production. In addition, the building serves as the European headquarters of Private Media Group, Inc.

          Effective December 31, 2002, Fraserside Holdings Limited ("Purchaser") a wholly-owned subsidiary of Private Media Group, Inc. completed the purchase of all of the outstanding stock of Barbuda B.V., from Luthares Investments N.V. and Stichting de Oude Waag, companies indirectly beneficially owned by the Company's principal shareholder. The principal asset of Barbuda B.V. is an approximately 9,700 square meter office facility, including parking, located in Barcelona, Spain, currently under construction. Construction is expected to be completed in June 2004. The purpose of this transaction was to acquire this property. The Company intends to occupy this property as its European headquarters upon completion of construction and general adaptation of the property to its requirements

          The consideration paid by Purchaser to the seller for the stock was EUR 9,956,950. The consideration consisted of EUR 3,387,581 cash paid in December 2002 and a note payable in the amount of EUR 6,569,369. The note bears interest at a rate of EURIBOR+1% payable annually and is due and payable on December 31, 2004. The fair market value of the principal asset, the real estate, is based upon independent appraisals.

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

          Private Media Group maintains an office in the United States at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121.

ITEM 3.     LEGAL PROCEEDINGS

          In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The case is under litigation and the Company believes the circumstances supporting the Tax Authority's claim are without merit. However, the County Court has decided that a permanent establishment is at hand. The Court has only made a principle statement and the question how to calculate any eventual profit that can be allocated to the permanent establishment is not decided by the Court at this stage. The Company has appealed against the decision. The final outcome of this litigation will not be known for several years. Due to the early stages of this matter and the uncertainty regarding the ultimate decision, no amounts have been provided in the Company's financial statements for this dispute.

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

                                            HIGH        LOW
                                        -----------   --------
          Fiscal 2002:
          First Quarter .............   $      9.80   $   5.44
          Second Quarter ............   $      7.00   $   2.02
          Third Quarter .............   $      3.90   $   2.12
          Fourth Quarter ............   $      3.70   $   1.92

          Fiscal 2001:
          First Quarter .............   $      8.88   $   4.94
          Second Quarter ............   $      9.40   $   4.54
          Third Quarter .............   $      9.84   $   6.46
          Fourth Quarter ............   $      9.80   $   7.05

          On March 21, 2003, the last sales price reported on the Nasdaq National Market was $ 1.30. On December 19, 2002, there were approximately 2,000 beneficial owners of our common stock.

CONVERSION OF PREFERRED STOCK

          We are authorized to issue up to 10,000,000 shares of preferred stock under our Articles of Incorporation, of which 7,000,000 million have been issued as Series A Preferred Stock.. On March 18, 2003 Slingsby Enterprises Limited, the record owner of the outstanding Series A Preferred Stock, converted 5,350,000 of the 7,000,000 shares of $4.00 Series A Preferred Stock into 16,050,000 shares of common stock in accordance with the terms of the Series A Preferred Stock. Accordingly, as of March 18, 2003, 1,650,000 shares of Series A Preferred Stock remained outstanding.

STOCK-BASED COMPENSATION

          On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan. In February 2003 the Plan was amended to provide for the issuance of up to 7,200,000 shares of the Company's common stock to employees, consultants and advisors of the company, and was approved by the shareholders.

        Full details of the Plan are included in note 18 to the financial statements and are summarized in the table below as of December 31, 2002:

          (a)  Number of securities to be issued upon exercise      3,671,395
               of outstanding options, warrants and rights

          (b)  Weighted-average exercise price of outstanding            5.73
               options, warrants and rights

          (c)  Number of securities remaining available for         3,242,819
               future issuance under equity compensation plans
               (excluding securities reflected in row (a) above)

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

ITEM 6.     SELECTED FINANCIAL DATA

          The following table presents selected consolidated financial information for the five years ended December 31, 2002. The selected financial information has been derived from our consolidated financial statements which, for the four years ended December 31, 2001 have been audited by Ernst & Young AB, independent auditors, and for the year ended December 31, 2002 have been audited by BDO Audiberia, independent auditors.

          This selected consolidated financial information should be read along with our historical consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in or appearing elsewhere in this Report.

                                                                            YEARS ENDED DECEMBER 31,
                                                2002          2002            2001            2000           1999          1998
                                                 USD           EUR             EUR             EUR            EUR           EUR
                                                                     (in thousands, except per share data)
STATEMENT OF INCOME DATA:
Net sales ................................        41,052        39,410          38,979          30,553         19,917        18,757
Cost of sales ............................        17,741        17,031          13,827          11,693          9,608         8,216
                                            ------------  ------------    ------------    ------------   ------------  ------------
Gross Profit .............................        23,311        22,379          25,152          18,860         10,309        10,541
Selling, general and administrative
 expenses.................................        21,418        20,562          16,751          11,469          7,455         6,060
Offering expenses ........................         1,634         1,569             843               -              -             -
                                            ------------  ------------    ------------    ------------   ------------  ------------
Operating income .........................           259           249           7,557           7,391          2,854         4,480
Sale of controlled entity ................             -             -           1,862               -              -             -
Interest expense .........................           381           366             194             213            304            84
Interest income ..........................           341           327             152             364            111            54
                                            ------------  ------------    ------------    ------------   ------------  ------------
Income before income taxes ...............           219           210           9,378           7,543          2,661         4,451
Income taxes .............................          (135)         (130)          1,361           1,267            440           497
                                            ------------  ------------    ------------    ------------   ------------  ------------
Net income ...............................           354           340           8,017           6,275          2,222         3,954
                                            ------------  ------------    ------------    ------------   ------------  ------------
Other Comprehensive Income:
Unrealized loss on short-term investment..           (70)          (67)           (134)              -              -             -
Foreign currency translation adjustments..           694           666          (1,978)         (1,305)         2,023        (1,730)
                                            ------------  ------------    ------------    ------------   ------------  ------------
Comprehensive income .....................           978           939           5,905           4,970          4,245         2,224

Income applicable to common shareholders..        (1,153)       (1,107)          6,428           4,769            816         3,381
                                            ============  ============    ============    ============   ============  ============
Weighted average of shares outstanding:
Basic ....................................    28,626,327    28,626,327      28,137,817      27,002,220     25,269,792    23,372,505
Diluted ..................................           N/A           N/A      49,679,835      48,745,896     47,909,223    46,121,286
Basic income per share ...................         (0.04)        (0.04)           0.23            0.18           0.03          0.14
                                            ============  ============    ============    ============   ============  ============
Fully diluted income per share ...........         (0.04)        (0.04)           0.16            0.13           0.03          0.09
                                            ============  ============    ============    ============   ============  ============
Dividends declared per common Share ......             -             -               -               -              -             -

                                                                               AS PER DECEMBER 31,
                                                2002          2002            2001            2000           1999          1998
                                                 USD           EUR             EUR             EUR            EUR           EUR
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ................         1,764         1,694           6,408           1,624            861           441
Working capital ..........................        15,924        15,287          22,360          15,864         11,536         6,946
Total assets .............................        71,864        68,989          57,086          43,864         29,969        22,855
Total debt ...............................        17,173        16,486           4,750             605            765         1,006
Total shareholders' Equity ...............        45,261        43,451          42,280          34,195         24,640        17,826

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

OVERVIEW

          We are an international provider of adult media content. We acquire still photography and motion pictures from independent directors and process these images into products suitable for popular media formats such as print publications, DVDs, video cassettes and digital media content for Broadcasting, Broadband and Internet distribution. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties.

          In June 1998, we acquired Milcap Media Limited, its subsidiaries and Cine Craft. Prior to these acquisitions, we were a holding company. Milcap Media Limited, its subsidiaries and Cine Craft were the acquirees, but for accounting purposes they were deemed to be the acquirors. We became a U.S. reporting company following the 1998 acquisitions.

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

     NET SALES BY PRODUCT GROUP

                                     YEARS ENDED DECEMBER 31,
                                ---------------------------------
                                  2000         2001         2002
                                ---------   ---------   ---------
                                   EUR          EUR         EUR
     NET SALES BY PRODUCT GROUP           (IN THOUSANDS)
         Magazine and video .      16,082      16,224      13,763
         DVD's ..............       5,942      11,871      15,482

         Internet ...........       6,005       7,741       6,059
         Broadcasting .......       2,055       2,836       4,106
         Other/(1)/..........         469         307           -
                                ---------   ---------   ---------
         Total ..............      30,553      38,979      39,410
                                =========   =========   =========

/(1)/  Includes primarily net sales of CD-ROMs and licensing fees.

          Over time, we expect net sales from magazines and videocassettes to continue to decline as a percentage of net sales in relation to total net sales from DVDs, the Internet and broadcasting.

          We recognize net sales on delivery (for further information, see Critical Accounting Estimates).

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

          Our magazines and DVD and videocassette covers are printed by independent third-party printers in Spain. We introduced DVDs as a motion picture medium in 1999. The production of each DVD master disc, prior to duplication, costs approximately $10,000. DVDs have a relatively low cost of duplication, inclusive of box and packaging, of approximately $2.00 per unit. We released 120 titles on DVD during 2002, 119 titles during 2001 and 83 titles during 2000, including both new and archival material. We plan to introduce approximately 120 titles on DVDs in 2003.

          Over the years, our cost of sales has decreased relative to net sales due to our use of new mediums for our products, such as the Internet, DVD and broadcasting. These new media provide us with additional sales of our existing content. However, our selling, general and administrative expenses have increased in relation to these media due to, among other things, our Internet development costs and ongoing administrative costs. We maintain a staff of 30 full-time Internet employees and invest extensively in advanced computer and communications infrastructure.

          In addition, our selling, general and administrative costs have increased due to the expansion of our European administrative headquarters in Barcelona.

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

CRITICAL ACCOUNTING ESTIMATES

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

          Accounts receivable

          We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in the past and may occur in the future due to the current market environment.

          Goodwill and Other Intangible Assets

          On January 1, 2002 the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment (or more frequently if indicators of impairment arise).

          During 2002, the Company performed the required initial impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. There was no effect of on the earnings and financial position of the Company as a result of the impairment testing.

          Other Intangible Assets represents the value attributable to the customer base which was acquired from one of the Company's distributors in the U.S. in 2001 (see Note 3 and 9). Amortization expense is calculated on a straight-line basis over 10 years.

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

RESULTS OF OPERATIONS

          2002 compared to 2001

          Net sales. Our net sales in 2002 were EUR 39.4 million compared to EUR
39.0 million in 2001, an increase of EUR 0.4 million, or 1%. We attribute the change in sales to increases in DVD and Broadcasting sales offset by a decrease in Video and Magazine sales, and Internet sales compared to 2001. Video and Magazine sales decreased 15% compared to 2001 to EUR 13.8 million as a result of lower sales of back-issues of our magazines and reduced price levels in the market for videocassettes. Internet sales decreased 22% compared to 2001 to EUR
6.1 million as a result of reduced Internet license sales and a non-recurring drop in Internet subscription sales related to technical problems, which have now been resolved. DVD sales increased 30% to EUR 15.5 million and Broadcasting sales increased 45% to EUR 4.1 million.

          We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD and Broadcasting sales will continue through the remainder of 2003.

          Net sales in general were affected by unfavorable changes in exchange rates. During the period the dollar weakened against the euro and since our sales in the United States are translated into euro this had a negative effect. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the fiscal year. The balance sheet is translated at the year-end exchange rate. Due to the significance of the results reported in dollars the impact of the euro/dollar exchange rate on our major categories of revenue and expense can be material.

          Cost of Sales. Our cost of sales was EUR 17.0 million for 2002 compared to EUR 13.8 million for 2001, an increase of EUR 3.2 million, or 23%. The increase was the result of a combination of an increase in sales volume and unfavorable exchange rate changes. Cost of sales as a percentage of sales was 43% for 2002, an increase of 8% compared to 2001. The increase was primarily the result of unfavorable exchange rate changes.

          Gross Profit. Our gross profit for 2002 was EUR 22.4 million, or 57% of net sales, compared to EUR 25.2 million, or 65% of net sales for 2001. This represented a decrease of EUR 2.8 million, or 11%, compared to 2001. Gross profit as a percentage of sales was down 8% for 2002 compared to 2001. The decrease was primarily the result of unfavorable exchange rate changes.

          Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 20.6 million for 2002 compared to EUR 16.8 million for 2001, an increase of EUR 3.8 million, or 23%. We attribute this increase to a re-organization of the legal structure of the group, our expansion in the United States through our new subsidiary Private North America which was fully operational during the second half of last year, increased marketing efforts, an overall expansion of operations and our management team and our continued investment in new technologies and broadcasting related activities. We expect our investment in new technologies and broadcasting related activities to continue in 2003.

          Offering expense. We reported offering expenses of EUR 1.6 million for 2002 for the activities related to the listing and secondary offering on the Frankfurt Stock Exchange, Neuer Markt in Germany. The offering was postponed in January, 2002 due to poor market conditions. Including offering expenses in 2001, the total cost for offering expenses was EUR 2.4 million.

          Operating profit. We reported an operating profit of EUR 0.2 million for 2002 compared to EUR 7.6 million for 2001, a decrease of EUR 7.4 million, or 97%. We attribute this change primarily to reduced gross profit as a result of unfavorable exchange rate changes, increased selling, general and administrative expenses and offering expense.

          Sale of controlled entity. We reported a net gain of EUR 1.9 million for 2001 for the sale of our subsidiary, Private Circle, Inc.

          Interest expense. Our interest expense was EUR 0.4 million for 2002, compared to EUR 0.2 million for 2001.

          Income tax expense/benefit. Our income tax benefit was EUR 0.1 million for 2002, compared to a tax expense of 1.4 million for 2001. We attribute this change to decreased operating profit and in particular to a tax credit related to our offering expense.

          Net income. Our net income was EUR 0.3 million for 2002, compared to EUR 8.0 million for 2001. We attribute this change in net income in 2002 of EUR
7.7 million, or 96%, to decreased operating profit, including offering expenses of EUR 1.6 million, and the absence of a non-recurring gain of EUR 1.9 thousand from the sale of subsidiary in 2001.

          2001 compared to 2000

          Net sales. Our net sales in 2001 were EUR 39.0 million compared to EUR
30.6 million in 2000, an increase of EUR 8.4 million, or 28%. We attribute this change mainly to an increase in DVD, Internet (subscriptions and licensing) and broadcasting (cable, satellite and hotel-television programming) sales. Sales from broadcasting increased 38% to EUR 2.8 million compared to 2000. DVD sales increased 100% to EUR 5.9 million compared to 2000. Internet sales increased 29% to 7.7 million.

          In 2001, our total DVD, Internet and broadcasting sales increased EUR
8.4 million, or 60%, to EUR 22.4 million, compared to 2000.We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We attribute the growth in broadcasting sales to the growing digital satellite and cable television market. We attribute the growth in Internet sales to the increasing number of people who are able to connect to the Internet. Sales from broadcasting, DVD and Internet provided additional net sales from content previously sold on videocassette. We believe that the growth in broadcasting, DVD and Internet sales will continue in 2002.

          Net sales of videos and magazines increased slightly during 2001 compared to the 2000 fiscal year.

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

          Cost of Sales. Our cost of sales was EUR 13.8 million for 2001 compared to EUR 11.7 million for 2000, an increase of EUR 2.1 million, or 18%. The increase was primarily the result of an increase in sales volume. Cost of sales as a percentage of sales was 35.5% for 2001, a reduction of 2.8% compared to 2000. This improvement was the direct result of lower costs associated with DVD, Internet and broadcasting sales.

          Gross Profit. Our gross profit for 2001 was EUR 25.2 million, or 64.5% of net sales, compared to EUR 18.9 million, or 61.7% of net sales for 2000. This represented an increase of 46.1%, or 2.8% in gross profit in relation to net sales. We attribute this increase to increased sales in DVD, Internet and broadcasting which are areas with higher margins. These products generally have higher profit margins.

          Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 16.8 million for 2001 compared to EUR 11.5 million for 2000, an increase of EUR 5.3 million, or 46%. We attribute this increase to increased marketing efforts, the setting up and consolidation of our North American subsidiary, an overall expansion of operations and our management team and our continued investment in Internet, DVD and broadcasting related activities. We expect our investment in Internet, DVD and broadcasting related activities to continue in 2002.

          Offering expense. We reported offering expenses of EUR 0.8 million for 2001 for the activities related to the listing and secondary offering on the Frankfurt Stock Exchange, Neuer Markt in Germany. The offering was postponed in January, 2002 due to poor market conditions.

          Operating profit. We reported an operating profit of EUR 7.6 million for 2001 compared to EUR 7.4 million for 2000, an increase of EUR 0.2 million, or 2%. We attribute this increase primarily to increased sales and higher margins offset by offering expense.

          Sale of controlled entity. We reported a net gain of EUR 1.9 million for 2001 for the sale of our subsidiary, Private Circle, Inc.

          Interest expense. Our interest expense was EUR 0.2 million for 2001, compared to EUR 0.2 million for 2000.

          Income taxes. Our income tax expense was EUR 1.4 million for 2001, compared to 1.3 million for 2000. We attribute this increase of 0.1 million to increased DVD, Internet and broadcasting sales, higher margins and a one-time tax provision of EUR 0.3 million relating to the sale of certain land and building offset by a decrease in tax as a result of lesser profits being recorded in jurisdictions with higher corporate tax rates.

          Net income. Our net income was EUR 8.0 million for 2001, compared to EUR 6.3 million for 2000. We attribute this increase in net income of 1.7 million, or 28%, primarily to increased DVD, Internet and broadcasting sales, higher margins from these sales and the net gain on the sale of our subsidiary Private Circle offset by offering expense.

LIQUIDITY AND CAPITAL RESOURCES

          We generate cash from our operating activities, borrowings from third parties, the exercise of warrants and private sales of our equity securities. Our principal uses of cash typically include acquisitions and joint ventures, building our library of photographs and movies and Internet infrastructure development.

          We reported a working capital surplus of EUR 15.3 million at December 31, 2002, a decrease of EUR 7.1 million compared to the year ended December 31, 2001. The decrease is principally attributable to decreased accounts receivable related to better collection performance, a decrease in cash and cash equivalents and increases in short-term borrowings.

          We reported a working capital surplus of EUR 22.4 million at December 31, 2001, an increase of EUR 6.5 million compared to the year ended December 31, 2000. The increase is principally attributable to increased accounts receivable related to increased sales and increases in short-term investments, related party receivable and inventories.

          OPERATING ACTIVITIES

          Net cash provided by our operating activities was EUR 4.3 million for 2002 compared to EUR 7.5 million for 2001, and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. We adjusted our net income of EUR 0.3 million to reconcile it to net cash flows from operating activities. Adjustments included (1) depreciation of EUR 1.0 million and (2) amortization of photographs and videos of EUR 5.8 million offset by (3) deferred income taxes of EUR 0.2 million, providing a total of EUR 6.9 million. We reduced the total of EUR 6.9 million by the increases in related party receivable, inventories, prepaid expenses and other current assets and income taxes payable totaling EUR 6.7 million, and we offset this reduction with EUR 4.2 million from trade accounts receivable accounts payable trade and accrued other liabilities.

          Net cash provided by our operating activities was EUR 7.5 million for 2001 compared to EUR 8.6 million for 2000, and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. We adjusted our net income of EUR 8.0 million to reconcile it to net cash flows from operating activities. Adjustments included (1) depreciation of EUR 0.6 million, (2) bad debt provision of EUR 0.5 million (3) tax provision on asset held for sale of EUR 0.3 million, (4) amortization of goodwill of EUR 0.3 million, and (5) amortization of photographs and videos of EUR 4.5 million offset by (6) deferred taxes of EUR 0.2 million, (7) gain on sale of asset held for sale of EUR 0.2 million and (8) gain on sale of controlled entity of EUR 1.9 million, providing a total of EUR 12.1 million. We reduced the total of EUR 12.1 million by the increases in trade accounts receivable, related party receivable, inventories, income taxes payable and accrued other liabilities totaling EUR 7.3 million, and we offset this reduction with EUR 2.8 million from prepaid expenses and other current assets, and accounts payable trade.

          Net cash provided by our operating activities was EUR 8.6 million for 2000 compared to EUR 2.8 million for

1999, and primarily resulted from net income and adjustments to reconcile net income to net cash flows from operating activities. We adjusted our net income of EUR 6.3 million to reconcile it to net cash flows from operating activities. Adjustments included (1) amortization of goodwill of EUR 0.2 million, (2) amortization of our library of photographs and movies of EUR 3.7 million, and
(3) depreciation of EUR 0.9 million and were offset by deferred taxes of EUR 0.1 million, providing for a total of EUR 11.1 million. We reduced the total of EUR
11.1 million by the increases in trade accounts receivable, inventories and prepaid expenses and other current assets totalling EUR 7.5 million, and we offset this reduction by EUR 5.1 million from related party receivable, accounts payable trade, income taxes payable and accrued other liabilities.

          INVESTING ACTIVITIES

          Net cash used in investing activities for the fiscal year ended December 31, 2002 was EUR 21.6 million. The investing activities were investment in library of photographs and videos of EUR 8.5 million, which were carried out in order to maintain the 2002 and 2003 release schedules for magazines, videos, DVDs and broadband. In addition to investment in library of photographs and videos, EUR 13.1 million was invested in capital expenditures. The increase over the comparable twelve-month 2001 period is principally due to investments in a building included in capital expenditures primarily financed by related party note payable.

          Net cash used in investing activities for the fiscal year ended December 31, 2001 was EUR 5.5 million. The investing activities were principally investment in library of photographs and videos of EUR 7.0 million, which were carried out in order to maintain the 2001 and 2002 release schedules for magazines, videos, DVDs and broadband. In addition to investment in library of photographs and videos, EUR 2.8 million was invested in short-term investments, EUR 0.7 million in capital expenditures, EUR 0.6 million in investment in subsidiary offset by EUR 2.9 million from cash from sale of controlled entity, EUR 2.6 million from cash from sale of asset held for sale and EUR 0.2 million from sale of other assets. The decrease over the comparable twelve-month 2000 period is principally due to cash from sale of controlled entity, cash from sale of asset held for sale and sale of other assets offset by capital expenditures, investments in controlled entity, short-term investments and investments in library of photographs and videos in order to maintain inventory levels and expand DVD activities.

          Net cash used in our investing activities for 2000 was EUR 7.8 million compared to EUR 4.5 million in 1999. The investing activities were primarily investments in our library of photographs and videos of EUR 5.7 million, which were carried out in order to start up DVD sales, increase content quality and maintain the 2000-2001 release schedule. In addition to investing in our library of photographs and movies, we invested EUR 1.4 million in capital expenditures and EUR 0.6 million in other assets. The increase over the comparable twelve-month 1999 period was due principally to increased investments in our library of photographs and movies, capital expenditures and investments in other assets.

          FINANCING ACTIVITIES

          Net cash provided by our financing activities for the fiscal year ended December 31, 2002 was EUR 12.0 million, represented primarily by related party note payable, short-term borrowings and conversion of warrants during the year offset by repayments of long-term borrowings. We attribute the increase over the comparable twelve-month 2001 period to related party note payable and short-term borrowings which result from loans provided by Beate Uhse in November and December 2002.

          Net cash provided by our financing activities for the fiscal year ended December 31, 2001 was EUR 4.8 million, represented primarily by short-term borrowings and conversion of warrants during the year offset by repayments of long-term borrowings. We attribute the increase over the comparable twelve-month 2000 period to short-term borrowings which result from a loan provided by Commerzbank AG in December 2001.

          In December 2001 we borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note from December 20, 2002 to March 20, 2003.

          We are in discussion with an independent third party to replace the Note and other short term borrowings with appropriate long-term financing. We expect that this arrangement will be in place by mid-April.

          Net cash provided by our financing activities for 2000 was EUR 10.5 million compared to EUR 18.9 million for 1999, attributable to EUR 11.7 million from conversion of warrants and an increase in short-term borrowings of EUR 0.2 million on our line of credit, offset by our repayments on long-term borrowings of EUR 1.4 million. We attribute the decrease over the comparable 1999 period primarily to fewer conversions of warrants.

OUTLOOK

          We expect continued growth in 2003, particularly in the DVD and broadcasting segments. We also plan to introduce video content accessible by mobile devices in 2003. During 2003, we expect to continue to release movie productions at the same rate as in 2002.

          We expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds to support more rapid expansion or respond to unanticipated requirements. In addition, we will be required to refinance the Note to Commerzbank AG. We are in discussion with an independent third party to replace the Note and other short term borrowings with appropriate long-term financing. We expect that this arrangement will be in place by mid-April.

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

EURO CONVERSION

          Historically, a significant portion of our revenues and operating expenditures have been in Swedish Kronor. Over time, due to internal growth, new business developments and acquisitions, our business activities are being increasingly conducted in countries of the European Union who have adopted the euro as their currency. As a result, for all fiscal periods beginning after December 31, 2001, we are submitting our accounting reports using the euro as our primary reporting currency. The transitional period for the introduction of the euro ended on January 1, 2002 when the euro replaced all local currencies in eleven of the member states. Although the euro conversion may affect cross-competition by creating cross-border price transparency, we believe that this development is unlikely to affect our business due to the low per item cost of our magazines, movies and other products.

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

          SFAS 144 was effective January 1, 2002, for the Company. The adoption of SFAS 144 did not have a material impact on the of the Company's results of operations or financial position.

          In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting for costs associatd with exit or disposal activities, and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring charges. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal covered by SFAS 144. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initialted after December 31, 2002. The Company does not expect the adoption of SFAS 146 to materially impact its financial position, results of operation, or cash flows.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We do not use derivative financial instruments for trading purposes and were never a party to any derivative, swap or option contracts. We do not hedge our interest rate or foreign currency exchange rate exposures.

          As our cash and cash equivalent and short-term investments consist principally of money market securities and investments in short-term debt or equity securities and our borrowings are primarily at fixed rates of interest our market risk related to fluctuations in interest rates is limited. Accordingly, a one percentage change in market interest rates would not have a material impact on our results of operations.

          We transact our business in various currencies, principally the Euro and the U.S dollar and certain other European Union currencies. We generally attempt to limit exposure to currency rate fluctuations by matching transaction currencies (revenues/expenses) to the functional currency of its operating subsidiaries. Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to fluctuations in the Euro versus the U.S dollar. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the fiscal year. The balance sheet is translated at the year-end exchange rate. Due to the significance of the results reported in dollars the impact of the euro/dollar exchange rate on our major categories of revenue and expense can be material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our audited consolidated financial statements and related notes appear at the end of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

          On September 12, 2002, the Company dismissed Ernst & Young AB as the principal auditor of the Company, effective as of such date. On September 12, 2002 the Company appointed BDO Audiberia as the principal auditor of the Company for the fiscal year ended December 31, 2002. The dismissal of Ernst & Young AB and the appointment of BDO Audiberia was approved by the Company's Audit Committee.

          The Company has retained Ernst & Young AB to render certain other audit and non-audit services to the Company in designated matters, including acting as the Company's statutory auditors in Cyprus, France and Sweden, and providing certain tax-related services.

          The reports of Ernst & Young AB on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

          Except for the matter discussed in the following paragraph, there were no disagreements with Ernst & Young AB for the past two fiscal years and the subsequent interim periods through the date of dismissal, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which if not resolved to the satisfaction of Ernst & Young AB, would have caused Ernst & Young AB to make reference to the matter in their report.

          In connection with the audit of the Company's financial statements for the year ended December 31, 2001 there was a difference of opinion between the Company and Ernst & Young AB related to the appropriateness of accounting principles applied related to the recognition of revenues on a transaction with a related party. Such difference of opinion was discussed by Ernst & Young AB with the Audit Committee of the Board of the Company. This difference of opinion was ultimately resolved to the satisfaction of Ernst & Young AB.

          Other than the difference of opinion discussed above there were no other differences of opinion with Ernst & Young AB for the past two fiscal years and the subsequent interim periods through the date of dismissal, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young AB would have caused Ernst & Young AB to make reference to the matter in their report.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

          The following table sets forth all of the current directors, executive officers and key employees of Private Media Group, Inc., their age and the office they hold with Private Media Group. Executive officers and employees serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

NAME                                        AGE   POSITION WITH THE COMPANY OR SUBSIDIARY
------------------------------------------  ---   -------------------------------------------------
DIRECTORS
Berth H. Milton                              47   Chairman and Director
Bo Rodebrant                                 50   Director
Ferran Mirapeix                              45   Director

OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES
Charles Prast                                36   President and Chief Executive Officer
Claes Henrik Marten Kull                     37   Chief  Marketing  Officer,  Private  Media Group,
                                                  Inc.; Marketing Manager, Milcap  Media Group
Javier Sanchez                               41   Chief  Operating  Officer,  Private  Media Group,
                                                  Inc.;
Johan Gillborg                               40   Secretary and Chief  Financial  Officer,  Private
                                                  Media  Group,  Inc.;  Chairman,   Private  France
                                                  S.A.; Chairman,  Private Benelux;  Administrator,
                                                  Milcap Media Group
Philip Christmas                             41   Vice President,  Private Media Group, Inc.; Chief
                                                  Financial Officer, Milcap Media Group
Ad Heesbeen                                  47   Managing Director of Private Benelux B.V.

          The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers or key employees of Private Media Group, Inc.:

Berth H. Milton was appointed to the Board of Directors of the Company in February 1998 and was the Corporate Secretary from June 1998 until February 1999. In February 1999 Mr. Milton was appointed Chairman of the Board and Chief Executive Officer of Private, and served as Chief Executive Officer until May 2002. Mr. Milton was Administrator of Milcap Media Group from its inception until June 2000 and has been acting as an advisor to the Milcap Group since 1991. Mr. Milton is also active in several international industry and real estate projects and developments.

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

Charles Prast, age 36, was appointed President and CEO of Private Media Group in May 2002. Prior to joining Private

Media, Mr. Prast was a senior corporate financier with Commerzbank Securities in London. Mr. Prast has held a variety of positions with leading investment banks and has worked closely with interactive entertainment companies to enhance shareholder value. Mr. Prast received a B.A. degree from Bates College in 1987.

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

Philip Christmas was appointed Vice President, in August 2001. Prior to this time Mr. Christmas was employed by PricewaterhouseCoopers and its predecessor firm, Coopers & Lybrand, since 1988. While employed by PricewaterhouseCoopers he was responsible for carrying out audits of multinational and local companies and, more recently, he has provided transaction services to clients acquiring businesses in Spain. Mr. Christmas is a member of the Institute of Chartered Accountants of England and Wales and of ROAC (Official Register of Auditors) in Spain.

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

COMMITTEES OF THE BOARD OF DIRECTORS

          The Board of Directors currently has three committees: (1) an Audit Committee, a Compensation Committee, and (3) an Executive Committee.

          The Audit Committee is currently comprised of three directors, Berth Milton, Bo Rodebrant and Ferran Mirapeix. The Audit Committee reviews and recommends to the Board, as it deems necessary, our internal accounting and financial controls and the accounting principles and auditing practices and procedures to be employed in preparation and review of our financial statements. The Audit Committee makes recommendations to our board of directors concerning the engagement of independent public accountants and the scope of the audit to be undertaken by the accountants.

          The Compensation Committee is currently comprised of Messrs. Prast and Sanchez. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board of Directors policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It exercises all authority under any employee stock option plans as the Committee therein specified, unless the Board of Directors resolution appoints any other committee to exercise such authority, and advises and consults with our officers as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board of Directors.

          The Executive Committee is comprised of Messrs. Prast, Kull and Sanchez. The Executive Committee is authorized, subject to certain limitations, to exercise all of the powers of the Board of Directors during periods between board meetings.

COMPENSATION OF DIRECTORS

          Our Board of Directors may, at its discretion, compensate directors for attending Board and Committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings.

          Effective May 2002, we have agreed to pay to Berth Milton a director fee of $215,000 per year plus out-of-pocket expenses for serving as Chairman of the Board. In 1999 we adopted the 1999 Employee Stock Option Plan which authorizes stock options to be issued to directors. None of our other directors received any compensation during the 2002 fiscal year for serving in their position as a director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Based solely upon a review of Forms 3, 4 and 5 furnished to Private Media Group covering its 2002 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of our directors other than Bo Rodebrant and Ferran Mirapeix, and officers and beneficial owners of more than 10% of the our common stock who are identified in the table appearing in Item 12 of this Report did not file Form 5 on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

          The following table summarizes all compensation paid to our Chief Executive Officers serving during 2002 and to our other most highly compensated executive officers other than the Chief Executive Officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"), for services rendered in all capacities to Private Media Group during the fiscal years ended December 31, 2002, 2001, and 2000. No other executive officer earned compensation in excess of $100,000 in each of these periods.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION DURING FISCAL 2002             FISCAL YEAR   ANNUAL COMPENSATION SALARY ($)
-------------------------------------------------------   ------------   ------------------------------
Berth H. Milton, President and CEO (1) ................           2002                          215,000
                                                                  2001                          170,000
                                                                  2000                          151,000

Charles Prast, President and CEO (2) ..................           2002                           70,000
                                                                  2001                                -
                                                                  2000                                -

Javier Sanchez.........................................           2002                          155,000
   Chief Operating Officer, Private Media Group, Inc.             2001                          150,262
   General Manager, Milcap Media Group                            2000                          150,262

(1) Mr. Milton was appointed as the President and CEO of PrivateMedia Group, Inc. in February 1999 and served in such capacity until May 2002. For 2002 compensation reflects base salary as CEO through May 2002 and director fee for 2002

(2) Mr. Prast was appointed as the President and CEO of Private Media Group, Inc. in May 2002.

EMPLOYMENT CONTRACTS

          Effective May 2002 we entered into an employment agreement with Charles Prast providing for Mr. Prast to serve as our President and Chief Executive Officer. The employment agreement has an initial term of five years, subject to earlier termination or renewal under certain circumstances, and provides for a base salary of $120,000 per year. In addition, the employment agreement provides for the Company to grant 1,500,000 options to Mr. Prast at an exercise price of $6.00, with vesting over a period of seven years, which vesting is subject to acceleration in the event of a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Our Compensation Committee is currently comprised of Messrs. Prast and Sanchez, who are our Chief Executive Officer and Chief Operating Officer, respectively, and served in these capacities during the 2002 fiscal year. During the last fiscal year, none of our executive officers served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

EMPLOYEE STOCK OPTION PLAN

          The 1999 Employee Stock Option Plan was adopted by the Board of Directors and shareholders of Private Media Group, Inc. in 1999 and was amended effective December 31, 2002. The Plan allows us to grant options to purchase common stock to designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers of Private Media Group.

          The Plan authorizes us to grant stock options exercisable for up to an aggregate of 7,200,000 shares of common stock. No stock options may be granted under the Plan, after the Plan expires, on March 1, 2009. If a stock option expires, terminates or is cancelled for any reason without having been exercised in full, the shares of common stock not purchased under the Plan are available for future grants.

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

          As of December 31, 2002, 3,671,395 options were outstanding under the Plan with an average exercise price of 5.73. Options for 3,242,819 shares of common stock remained available for grant as of such date. Future grants under the Plan will be made at our discretion.

OPTION GRANTS IN THE LAST FISCAL YEAR

          The following table sets forth certain information at December 31, 2002, and for the year then ended, with respect to stock options granted to the individuals named in the Summary Compensation Table above. No options have been granted at an option price below the fair market value of the Common Stock on the date of grant.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                    % OF TOTAL
                                NUMBER OF             OPTIONS/                                          POTENTIAL REALIZED VALUE AT
                               SECURITIES               SARs                                              ASSUMED ANNUAL RATES OF
                               UNDERLYING            GRANTED TO                                           STOCK PRICE APPRECIATION
                              OPTIONS/SARS           EMPLOYEES     EXERCISE OR BASE                         FOR OPTION TERM AT 5%
       NAME                    GRANTED(#)          IN FISCAL YEAR    PRICE($/Sh)       EXPIRATION DATE      AND 10% RESPECTIVELY
-----------------------   --------------------     --------------  ----------------    ---------------  --------------------------
Charles Prast                        1,500,000(1)         -                 6.00             (1)        $3,368,269     $10,826,538
Berth H. Milton                              -            -                    -              -                  -               -
Javier Sanchez                               -            -                    -              -                  -               -

----------
(1) Options vest over a period of seven years and expire between 2010 and 2015

          The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of Private Media Group, Inc. held by the individuals named in the Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                             VALUE OF
                                                                            UNEXERCISED
                                                   NUMBER OF SECURITIES    IN-THE-MONEY
                                                  UNDERLYING UNEXERCISED   OPTIONS/SARS
                                                  OPTIONS/SARs AT FISCAL  AT FISCAL YEAR
                       SHARES                            YEAR END             END($)*
                    ACQUIRED ON  VALUE REALIZED        EXERCISABLE/        EXERCISABLE/
      NAME            EXERCISE         ($)            UNEXERCISABLE       UNEXERCISABLE**
------------------  -----------  --------------  -----------------------  ---------------
Charles Prast            -              -                   0  1,500,000                -
Berth H. Milton          -              -             165,000     15,000    127,875 6,300
Javier Sanchez           -              -             165,000     15,000    127,875 6,300

(*) Based on the closing price of our common stock on the last trading day of the fiscal year ended December 31, 2002.

(**) Weighted average exercise price for vested options only has been used.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table presents certain information as of March 24, 2003, regarding the beneficial ownership of our common stock by (i) each of our directors and executive officers individually, (ii) all persons known by us to be beneficial owners of five percent or more of our common stock, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares.

                                                                      PERCENT
                                            NUMBER OF SHARES       BENEFICIALLY
NAME AND ADDRESS (1)                     BENEFICIALLY OWNED (1)        OWNED
--------------------------------------   ----------------------   --------------
Berth H. Milton (2) ..................               25,171,612             50.3%
Senate Limited (3) ...................                5,025,000             11.2%
3 Bell Lane, Gibraltar
 Chiss Limited (4) ...................                4,200,000              9.4%
3 Bell Lane, Gibraltar
 Pressmore Licensing Limited .........                1,875,000              4.2%
P.O. Box N-341, Nassau, Bahamas
 Solidmark (Gibraltar) Ltd. ..........                1,875,000              4.2%
3 Bell Lane, Gibraltar
 Javier Sanchez (5) ..................                  198,750                *
Bo Rodebrant (6) .....................                   66,000                *
Ferran Mirapeix (7) ..................                   50,000                *
Charles Prast ........................                        -                -
All Executive Officers and Directors
 as a group (10 people) (8)...........               26,138,862             51.6%

----------
    *   Denotes less than 1%

   (1) Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock which may be acquired by a beneficial owner upon exercise or conversion of warrants, options or Preferred Stock which are currently exercisable or exercisable within 60 days of March 24, 2003, are included in the Table as shares beneficially owned and are deemed outstanding for purposes of computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of the Company, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

   (2) Includes 4,950,000 shares of Common Stock issuable upon conversion of 1,650,000 shares of the Company's $4.00 Series A Convertible Preferred Stock. Mr. Milton is indirectly the beneficial owner of the 1,650,000 $4.00 Series A Convertible Preferred Stock and 1,196,786 shares of Common Stock owned of record by Slingsby Enterprises Limited. All of these Preferred Shares are pledged to a third party to secure payment of a loan from the third party to the Company. See "Management - Related Transactions." Also includes (i) 2,785,076 shares of Common Stock owned by Bajari Properties Limited, of which Mr. Milton is the sole shareholder, and (ii) 168,750 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

   (3) Kate Bentley is the sole shareholder of Senate Limited and, therefore, may be deemed to be the beneficial owner of these shares.

   (4) Marina Magid is the sole shareholder of Chiss Limited and, therefore, may be deemed to be the beneficial owner of these shares.

   (5) Includes 168,750 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Sanchez. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

   (6) Includes 66,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Rodebrant. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

   (7) Includes 50,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Mirapeix. His address is c/o the Company, Carrettera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain.

   (8) Includes 4,950,000 shares of Common Stock issuable upon conversion of the outstanding Series A Preferred Stock and 776,000 shares issuable upon exercise of outstanding Options under the Employee Stock Option Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS

          No Director or executive officer of Private Media Group is related to any other Director or executive officer. None of our officers or Directors hold any directorships in any other public entity. There are currently three outside directors on our Board of Directors.

RELATED TRANSACTIONS

          We have short-term loans to an entity controlled by Mr. Milton in the amount of EUR 1.6 million and 4.2 million at December 31, 2001 and 2002, respectively. The loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2002 the highest amount outstanding was EUR 5.7 million. Advances and repayments since June 30, 2002 are related to the property that we have acquired from an entity controlled by Mr. Milton, which transaction is discussed below. As of March 28, 2003, EUR 4.3 million remained outstanding on these loans including interest.

          In December 2001 we borrowed $4.0 million from Commerzbank AG pursuant to a Note originally due December 20, 2002 in order to expand our product portfolio. Subsequently the maturity of the Note was extended to March 2003. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest due on maturity. The Note is prepayable in full upon the sale of equity by us. Upon the Note becoming prepayable, we are required to repay the entire principal amount of the Note together with the greater of (1) accrued interest payable on the Note or (2) a prepayment premium equal to $200,000. The Note is secured by a guaranty from Slingsby Enterprises and a pledge by Slingsby Enterprises of 5,600,000 shares of our Series A Preferred Stock. The lender and Slingsby Enterprises have also agreed that if the Note remains unpaid at maturity, Commerzbank may elect to exchange the Note for Series A Preferred Stock or common stock owned by Slingsby Enterprises to the value of $5.0 million. The Company is in discussion with an independent third party to replace the Note with appropriate long-term financing. The Company expects that this arrangement will be in place by mid-April. Slingsby Enterprises is beneficially owned by Berth H. Milton, Chairman of the Board of Directors.

          Effective December 31, 2002, we completed the purchase of all of the outstanding stock of Barbuda B.V., from companies indirectly beneficially owned by Berth Milton. The principal asset of Barbuda B.V. is an approximately 9,700 square meter office facility, including parking, located in Barcelona, Spain, currently under construction. Construction is expected to be completed in June 2004. The purpose of this transaction was to acquire this property. We intend to occupy this property as our European headquarters upon completion of construction.

          The consideration paid by our subsidiary to the seller for the stock was EUR 9,956,950. The consideration consisted of EUR 3,387,581 cash paid in December 2002 and a note payable in the amount of EUR 6,569,369. The note bears interest at a rate of EURIBOR+1% payable annually and is due and payable on December 31, 2004. The fair market value of the principal asset, the real estate, is based upon independent appraisals.

          The foregoing transactions were approved by a majority of our disinterested directors and are believed to be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arms-length basis.

ITEM 14.    CONTROLS AND PROCEDURES

          Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Annual Report on Form 10-K they have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this Form 10-K:

   1.  FINANCIAL STATEMENTS.

       See Consolidated Financial Statements.

   2.  FINANCIAL STATEMENT SCHEDULES.

       See Consolidated Financial Statements.

   3.  EXHIBITS.

       See Exhibit Index.

   (B) REPORTS ON FORM 8-K:

       There were no reports on Form 8-K filed by the Registrant in the last quarter of fiscal 2002.

                                INDEX TO EXHIBITS

EXHIBIT
NO.       DESCRIPTION OF DOCUMENT
--------  -----------------------
  ***3.1  Restated Articles of Incorporation
  ***3.2  Articles of Amendment to the Articles of Incorporation
  ***3.3  Bylaws
    *4.1  Specimen Common Stock Certificate
    *4.3  Certificate of Designation re Preferred Stock
   *10.1  Milcap Acquisition Agreement dated December 19, 1997
   *10.2  Cinecraft Acquisition Agreement dated December 19, 1997
   *10.3  Distribution Agreement between Sundance Associates and the Registrant
   *10.4  License Agreement between PCI, Inc. and Milcap Media Ltd.
   *10.5  Letter of Intent dated May 5, 1998, by and between Max's Film AB and
          Milcap Media Limited as amended on August 20, 1998, and October 12, 1998
   *10.7  Agreement  dated  March  31,  1998,  by and  between  Milcap  Media  Ltd.  and  certain shareholders of Viladalt, S.L.
   *10.8  Agreement dated March 31, 1998, by and between Zebra Forvaltnings,
          AB and certain shareholders of Viladalt, S.L.
   *10.9  Agreement  dated  March  31,  1998,  by and  between  Milcap  Media  Ltd.  and  certain shareholders of Viladalt, S.L.
  *10.10  Agreement  dated  March  31,  1998,  by and  between  Milcap  Media  Ltd.  and  certain shareholders of Viladalt, S.L.
   10.11  Amended and Restated 1999 Employee Stock Option Plan.
 **10.12   Production  Agreement  dated as of March 29, 1999, by and between Milcap Media Ltd. And
          Pierre Woodman.
 **10.13  Final  Agreement  dated as of March 22, 1999, by and among  Private Media Group,  Inc.,
          Danny Cook and Qamilla Carlsson.
***10.14  7% Note Due 2002 from the Registrant to Commerzbank AK.
   10.15  Amendment No.1 to the 7% Note Due 2002
  +10.16  Share Purchase  Agreement dated as of December 9, 2002, by and among  Fraserside  Holdings
          Limited, Luthares Investments N.V. and Stichting de Oude Waag.
    21    Subsidiaries
    23.1  Consent of BDO Audiberia
    23.2  Consent of Ernst & Young AB
    23.3  Consent of Bruce E. Waldman, C.P.A.
    99.1  Certification of CEO and CFO.

*Incorporated by reference from the registrant's Registration Statement on Form SB-2 (SEC File No. 333-62075).

**Incorporated by reference from the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

+Incorporated by reference from the registrant's Form 8-K dated January 14, 2003.

***Incorporated by reference from the registrant's Registration Statement on Form S-1 (SEC File No. 333-69654).

                                   SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003                  PRIVATE MEDIA GROUP, INC.


                                       By: /s/Charles Prast
                                          -----------------------
                                              Charles Prast, Chief Executive
                                              Officer

          In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       NAME                            TITLE                   DATE
       ----                            -----                   ----
/s/ Berth H. Milton      Chairman of the Board, Director  March 28, 2003
-------------------
    Berth H. Milton

/s/ Johan Gillborg       Chief Financial Officer, Chief   March 28, 2003
------------------       Accounting Officer
    Johan Gillborg

/s/ Ferran  Mirapeix     Director                         March 28, 2003
--------------------
    Ferran Mirapeix

/s/ Bo Rodebrant         Director                         March 28, 2003
----------------
    Bo Rodebrant

                                 CERTIFICATIONS

I, Charles Prast, President and Chief Executive Officer, certify that:
1. I have reviewed this annual report on Form 10-K of Private Media Group, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March  28, 2003


/s/ Charles Prast
------------------------------------------
Charles Prast, Principal Executive Officer

I, Johan Gillborg, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Private Media Group, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003


/s/ Johan Gillborg
-------------------------------------------
Johan Gillborg, Principal Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Private Media Group, Inc.

1. We have audited the accompanying consolidated balance sheet of Private Media Group, Inc. as of December 31, 2002 and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Private North America Inc. a wholly-owned subsidiary incorporated in 2001, which statements reflect total assets constituting 6% and total revenues constituting 17% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Private North America Inc, is based solely on the report of those auditors.

2. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

3. In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

4. As discussed in the Summary of Significant Accounting Policies in the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets".

      BDO AUDIBERIA AUDITORES

      Barcelona, Spain
      March 26, 2003

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Private Media Group, Inc.

         We have audited the accompanying consolidated balance sheet of Private Media Group, Inc, as of December 31, 2001 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Private North America Inc., a wholly-owned subsidiary incorporated in 2001, which statements reflect total assets constituting 6 % and total revenues constituting 12 % in 2001 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Private North America Inc., is based solely on the report of other auditors.

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

         In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc, at December 31, 2001 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

Stockholm, Sweden

April 11, 2002


Ernst & Young AB


/s/ Tom Bjorklund
-----------------
Tom Bjorklund

                            PRIVATE MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                    ---------------------------------------
                                                                       2001          2002          2002
                                                                    ----------    ----------    ----------
                                                                       EUR           EUR           USD
                                                                                (in thousands)
ASSETS
Cash and cash equivalents .......................................        6,408         1,694         1,764
Short-term investments ..........................................        2,850         2,850         2,969
Trade accounts receivable - net (Note 4) ........................       15,930        12,472        12,992
Related party receivable (Note 13) ..............................        1,563         4,228         4,404
Inventories - net (Note 5) ......................................        8,252         8,808         9,175
Deferred income tax asset (Note 12) .............................          159           396           413
Prepaid expenses and other current assets (Note 6) ..............        1,785         3,630         3,782
                                                                    ----------    ----------    ----------
TOTAL CURRENT ASSETS ............................................       36,947        34,078        35,498

Library of photographs and videos - net (Note 7) ................       14,241        16,929        17,634
Property, plant and equipment - net (Note 8) ....................        2,786        14,890        15,510
Goodwill and other intangible assets (Note 3 and 9) .............        2,892         2,851         2,970
Other assets ....................................................          220           240           250
                                                                    ----------    ----------    ----------
TOTAL ASSETS ....................................................       57,086        68,989        71,864
                                                                    ==========    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings (Note 10) .................................        4,530         9,739        10,145
Accounts payable trade ..........................................        6,875         6,929         7,218
Income taxes payable (Note 12) ..................................        2,431           753           784
Deferred income taxes (Note 12) .................................           22            31            32
Accrued other liabilities (Note 11) .............................          728         1,339         1,395
                                                                    ----------    ----------    ----------
TOTAL CURRENT LIABILITIES .......................................       14,586        18,791        19,574

Long-term borrowing (Note 10) ...................................          220           178           185
Related party payable (Note 13) .................................            -         6,569         6,843
                                                                    ----------    ----------    ----------
TOTAL LIABILITIES ...............................................       14,806        25,538        26,602

SHAREHOLDERS' EQUITY (Note 14)

$4.00 Series A Convertible Preferred Stock
 10,000,000 shares authorized, 7,000,000
 shares issued and outstanding...................................            -             -             -
Common Stock, $.001 par value, 100,000,000 shares authorized
 28,370,857 and 28,608,609 issued and outstanding
 at December 31, 2001 and 2002, respectively.....................          863           863           899
Additional paid-in capital ......................................       14,285        15,668        16,321
Stock dividends to be distributed ...............................          396           692           721
Retained earnings ...............................................       29,802        28,695        29,891
Accumulated other comprehensive income ..........................       (3,066)       (2,467)       (2,570)
                                                                    ----------    ----------    ----------
TOTAL SHAREHOLDERS' EQUITY ......................................       42,280        43,451        45,261
                                                                    ----------    ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................       57,086        68,989        71,864
                                                                    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                            PRIVATE MEDIA GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                             YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                  2000          2001          2002          2002
                                               ----------    ----------    ----------    ----------
                                                  EUR           EUR           EUR            USD
                                                                 (in thousands)
Net sales                                          30,553        38,979        39,410        41,052
Cost of sales                                      11,693        13,827        17,031        17,741
                                               ----------    ----------    ----------    ----------
Gross profit                                       18,860        25,152        22,379        23,311
Selling, general and administrative expenses       11,469        16,751        20,562        21,418
Offering expenses                                       -           843         1,569         1,634
                                               ----------    ----------    ----------    ----------
Operating income                                    7,391         7,557           249           259
Sale of controlled entity                               -         1,862             -             0
Interest expense                                      213           194           366           381
Interest income                                       364           152           327           341
                                               ----------    ----------    ----------    ----------
Income before income taxes                          7,543         9,378           210           219
Income tax (benefit)                                1,267         1,361          (130)         (135)
                                               ----------    ----------    ----------    ----------
Net income                                          6,276         8,017           340           354
                                               ----------    ----------    ----------    ----------
Other comprehensive income:
    Unrealized loss on short-term investment            -          (134)          (67)          (70)
    Foreign currency translation adjustments       (1,305)       (1,978)          666           693
                                               ----------    ----------    ----------    ----------
    Comprehensive income                            4,971         5,905           939           978
                                               ==========    ==========    ==========    ==========

    Income applicable to common shares              4,769         6,428        (1,107)       (1,153)
                                               ==========    ==========    ==========    ==========

Net income per share:
    Basic                                            0.18          0.23         (0.04)        (0.04)
                                               ==========    ==========    ==========    ==========
    Diluted                                          0.13          0.16         (0.04)        (0.04)
                                               ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                            PRIVATE MEDIA GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                ADDI-
                                                         COMMON STOCK                PREFERRED STOCK           TIONAL
                                                 ---------------------------   ---------------------------     PAID-IN
                                                   SHARES         AMOUNTS         SHARES        AMOUNTS        CAPITAL
                                                 ------------   ------------   ------------   ------------   ------------
                                                                     EUR                           EUR            EUR
Balance at January 1, 2000                         26,601,866            861      7,000,000              -          3,748
Shares issued in acquisition                          208,464              -              -              -          3,164
Translation Adjustment                                      -              -              -              -              -
Conversion of warrants and options                    677,722              1              -              -          1,393
Stock-based compensation                                    -              -              -              -             24
Stock dividends                                       262,868              -              -              -          1,811
Stock dividends to be distributed                           -              -              -              -              -
Net income                                                  -              -              -              -              -
                                                 ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000                       27,750,920            862      7,000,000              -         10,140
Shares issued in acquisition                          248,889              1              -              -          1,507
Translation Adjustment                                      -              -              -              -              -
Unrealized loss on
 short-term investment                                      -              -              -              -              -
Conversion of warrants and options                    122,769              -              -              -            673
Stock dividends                                       248,279              -              -              -          1,966
Stock dividends to be distributed                           -              -              -              -              -
Net income                                                  -              -              -              -              -
                                                 ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001                       28,370,857            863      7,000,000              -         14,285
Translation Adjustment                                      -              -              -              -              -
Unrealized loss on  short-term investment                   -              -              -              -              -
Conversion of warrants and options                     55,295              -              -              -            232
Stock dividends                                       182,457              -              -              -          1,150
Stock dividends to be distributed                           -              -              -              -              -
Net income                                                  -              -              -              -              -
                                                 ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002                       28,608,609            863      7,000,000              -         15,668
                                                 ============   ============   ============   ============   ============

                                                                                  ACCU-
                                                                                 MULATED
                                                     STOCK                        OTHER          TOTAL
                                                  DIVIDENDS                      COMPRE-         SHARE-
                                                     TO BE        RETAINED       HENSIVE        HOLDER'S
                                                  DISTRIBUTED     EARNINGS        INCOME         EQUITY
                                                 ------------   ------------   ------------   ------------
                                                       EUR           EUR            EUR             EUR
Balance at January 1, 2000                              1,079         18,602            351         24,641
Shares issued in acquisition                                -              -              -          3,164
Translation Adjustment                                      -              -         (1,305)        (1,305)
Conversion of warrants and options                          -              -              -          1,394
Stock-based compensation                                    -              -              -             24
Stock dividends                                        (1,079)             -              -            732
Stock dividends to be distributed                         774         (1,506)             -           (732)
Net income                                                  -          6,276              -          6,276
                                                 ------------   ------------   ------------   ------------
Balance at December 31, 2000                              774         23,372           (954)        34,194
Shares issued in acquisition                                -              -              -          1,508
Translation Adjustment                                      -              -         (1,978)        (1,978)
Unrealized loss on
 short-term investment                                      -              -           (134)          (134)
Conversion of warrants and options                          -              -              -            673
Stock dividends                                          (774)             -              -          1,192
Stock dividends to be distributed                         396         (1,588)             -         (1,192)
Net income                                                  -          8,017              -          8,017
                                                 ------------   ------------   ------------   ------------
Balance at December 31, 2001                              396         29,802         (3,066)        42,280
Translation Adjustment                                      -              -            666            666
Unrealized loss on  short-term investment                   -              -            (67)           (67)
Conversion of warrants and options                          -              -              -            232
Stock dividends                                        (1,150)             -              -              -
Stock dividends to be distributed                       1,446         (1,446)             -              -
Net income                                                  -            340              -            340
                                                 ------------   ------------   ------------   ------------
Balance at December 31, 2002                              692         28,695         (2,467)        43,450
                                                 ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                            PRIVATE MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                                2000          2001          2002          2002
                                                             ----------    ----------    ----------    ----------
                                                                EUR            EUR           EUR          USD
                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        6,276         8,017           340           354
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH FLOWS
 PROVIDED BY OPERATING ACTIVITIES:
Deferred income taxes                                               (74)         (152)         (237)         (246)
Depreciation                                                        932           602         1,021         1,063
Stock-based compensation                                             24             -             -             -
Translation difference                                                -           (40)            -             -
Bad debt provision                                                    -           538           (39)          (41)
Tax provision on asset held for sale                                  -           323             -             -
Amortization of goodwill and other intangible assets                189           342            41            43
Gain on sale of asset held for sale                                   -          (241)            -             -
Gain on sale of controlled entity                                     -        (1,862)            -             -
Amortization of photographs and videos                            3,744         4,541         5,784         6,025
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Trade accounts receivable                                        (4,933)       (4,222)        3,497         3,642
Related party receivable                                            287        (1,053)       (2,665)       (2,776)
Inventories                                                      (1,277)       (1,371)         (557)         (580)
Prepaid expenses and other current assets                        (1,325)        1,529        (1,846)       (1,923)
Accounts payable trade                                            3,124         1,272            61            64
Income taxes payable                                              1,262          (309)       (1,678)       (1,748)
Accrued other liabilities                                           416          (370)          611           637
                                                             ----------    ----------    ----------    ----------
Net cash provided by operating activities                         8,645         7,544         4,334         4,515

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of short-term investments                                    -         2,850             -             -
Investment in library of photographs and videos                   5,712         7,020         8,471         8,824
Capital expenditures                                              1,422           688        13,125        13,672
Investment in controlled entity                                       -           616             -             -
Cash from sale of controlled entity                                   -        (2,933)            -             -
Investments in (cash from sale of) asset held for sale               25        (2,609)            -             -
Investment in (cash from sale of) other assets                      565          (165)           20            21
Cash acquired in acquisition                                         76             -             -             -
                                                             ----------    ----------    ----------    ----------
Net cash used in investing activities                             7,799         5,466        21,617        22,517

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
Conversion of stock options and warrants                          1,383           673           232           242
Related party note payable                                            -             -         6,569         6,843
Long-term borrowings (repayments on loans), net                    (181)         (309)          (42)          (44)
Short-term borrowings(repayments), net                               21         4,454         5,209         5,426
                                                             ----------    ----------    ----------    ----------
Net cash (used in) provided by financing activities               1,222         4,818        11,969        12,468
Foreign currency translation adjustment                          (1,305)       (2,112)          599           624
                                                             ----------    ----------    ----------    ----------
Net increase in cash and cash equivalent                            763         4,784        (4,715)       (4,911)
Cash and cash equivalents at beginning of the year                  861         1,624         6,408         6,675
                                                             ----------    ----------    ----------    ----------

          See accompanying notes to consolidated financial statements.

Cash and cash equivalents at end of the year                      1,624         6,408         1,694         1,764
                                                             ==========    ==========    ==========    ==========
Cash paid for interest                                               49           136           329           343
                                                             ==========    ==========    ==========    ==========
Cash paid for taxes                                                 194         1,346         1,548         1,613
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

         Effective January 1, 2002, the Company changed its reporting currency from the Swedish Krona (SEK) to the euro ("EUR"). On that date, the euro became the principal currency in which Private Media Group generates its cash flows. The assets and operations of the Company's US based operations are currently not significant. The accompanying financial statements have been recast for all periods presented using methodology consistent with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (SFAS 52).

         Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2002 and for the twelve months then ended have been translated into United States dollars ("USD") at the rate of EUR
0.96 per USD 1.00 the Exchange Rate of the European Central Bank on December 31, 2002. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries and of companies which the Company is deemed to control. All significant intercompany transactions and balances have been eliminated in consolidation.

         Foreign Currency

         The financial statements of the Company's operations based outside of the euro area have been translated into euro in accordance with SFAS 52. Management has determined that the functional currency for each of the Company's foreign operations is its applicable local currency. When translating functional currency financial statements into euro, year-end exchange rates are applied to the balance sheet accounts, while average annual rates are applied to income statement accounts. Translation gains and losses are recorded in other comprehensive

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income as a component of shareholders' equity.

         Transactions involving foreign currencies are translated into euro or functional currencies using exchange rates in effect at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at period end exchange rates and the resulting gain or loss is charged to income in the period.

         The aggregate exchange gain/(loss) included in determining net income amounted to EUR 620 thousand, EUR 1,203 thousand and EUR (1,297) thousand for the years ended December 31, 2000, 2001 and 2002, respectively

         Recognition of Revenue

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

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Inventories

         Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories principally consist of DVD's, videocassettes and magazines held for sale or resale.

         Library of Photographs & Videos

         The library of photographs and videos, including rights for photographs and videos as well as translation and dubbing of video material, is reflected at the lower of amortized cost or net realizable value. The cost is amortized on a straight-line basis over 3-5 years representing the estimated useful life of the asset, except for photos which are amortized on a sliding-scale basis over three years. Estimated future revenues are periodically reviewed and, revisions may be made to amortization rates or write-downs made to the asset's net realizable value as a result of significant changes in future revenue estimates. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and exploit in a manner consistent with realization of that income.

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Goodwill and Other Intangible Assets

         Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the businesses acquired (see Note 3 and 9).

         In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 was required to be adopted by the company as of January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Further separable intangible assets that are not deemed to have an indefinite life will continue to amortized over their expected useful lives with no maximum life specified; whereas under prior rules a maximum life of 40 years was required.

         During 2002, the Company performed the required initial impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. There was no effect of on the earnings and financial position of the Company as a result of the impairment testing.

         Other Intangible Assets represents the value attributable to the customer base which was acquired from one of the Company's distributors in the U.S. in 2001 (see Note 3 and 9). Amortization expense is calculated on a straight-line basis over 10 years.

         Impairment of Long-Lived Assets

         The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value.

         Advertising Costs

         Advertising costs are charged to income as incurred. The total advertising costs were EUR 481 thousand, EUR 1,299 thousand and EUR 2,609 thousand for the years ended December 31, 2000, 2001 and 2002, respectively.

         Shipping and Handling Costs

         Shipping and handling costs related to the Company's products are recognized in cost of sales.

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Derivative Financial Instruments

         As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Under SFAS 133 all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, are required to be recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.

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

         Stock-Based Compensation

         As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related Interpretations for measurement and recognition of stock-based transactions with employees and adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equals the fair value of the stock at the vesting date.

         Had compensation cost for the Company's stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's pro forma net income (loss) for 2000, 2001 and 2002 would have been as per the following table:

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                2000          2001           2002
                                                              ----------    ----------    -----------
                                                                 EUR           EUR           EUR
                                                                          (in thousands)
Net income, as reported                                            6,276         8,017            340
                                                              ==========    ==========    ===========
   Deduct: Total  stock  based  employee   compensation
    expense determined  under fair value based method for
    all awards net of related tax effects                         (2,655)       (1,665)        (2,406)
                                                              ----------    ----------    -----------
Pro forma net income                                               3,621         6,352         (2,066)
                                                              ==========    ==========    ===========

Net income applicable to common shares, as reported                4,769         6,428         (1,107)
                                                              ==========    ==========    ===========
   Deduct: Total stock based employee compensation
    expense determined under fair value based method for
    all awards net of related tax effects                         (2,655)       (1,665)        (2,406)
                                                              ----------    ----------    -----------
Pro forma net income applicable to common shares                   2,114         4,763         (3,513)
                                                              ==========    ==========    ===========

Earnings per share:
   Basic - as reported                                              0.18          0.23          (0.04)
                                                              ==========    ==========    ===========
   Basic - pro forma                                                0.08          0.17          (0.12)
                                                              ==========    ==========    ===========

   Diluted - as reported                                            0.13          0.16          (0.04)
                                                              ==========    ==========    ===========
   Diluted - pro forma                                              0.07          0.13          (0.12)
                                                              ==========    ==========    ===========

         The weighted average fair value of options granted during 2002 was estimated at $3.69 share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 71% to 90%, risk-free interest rate of 2.60% to 5.29% and expected life of 3-12 years. The weighted average fair value of options granted during 2001 was estimated at $3.68 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 70%, risk-free interest rate of 4.87% to 4.96% and expected life of 9.5-10 years. The weighted average fair value of options granted during 2000 was estimated at $7.10 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 67-111%, risk-free interest rate of 5.1-6.0% and expected life of 9.5-10 years.

3.       TRANSACTIONS

         Barbuda BV.

         On December 9, 2002 the Company entered into a Share Purchase Agreement with an entity controlled by the company's principal shareholder to acquire all of the outstanding shares of Barbuda BV. ("Barbuda") for total consideration of EUR 9,956,950. The consideration consisted of cash EUR 3,387,581 paid in December 2002 and a note payable in the amount of EUR 6,569,369. The note bears interest at a rate of EURIBOR+1%

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable annually. The note is payable at December 31, 2004. The transaction was effectively closed on December 31, 2002.

         The allocation of the purchase price is as follows:

                                                              EUR
                                                       ----------------
         Current assets...........................            1,206,962
         Building.................................           13,194,142
         Current liabilities......................           (2,189,507)
         Long-term liabilities....................           (2,254,646)
                                                       ----------------
                                                              9,956,950
                                                       ================

         Prior to its acquisition by the Company, the activity of Barbuda BV entailed the construction of an office building. The Company intends to use this building as its corporate headquarters upon completion. Barbuda BV did not have any other material operations and therefore the pro forma impact on the results of operations is immaterial.

         Coldfair Holdings Ltd.

         On September 20, 2000 the Company entered into a Share Purchase Agreement to acquire all of the outstanding shares of Coldfair Holdings Ltd. ("Coldfair") for total consideration of US$1,400,000 (EUR 1,507,960). The consideration consisted of 248,889 shares of the Company's common stock. The transaction was effectively closed on January 1, 2001. The excess of the purchase price over the fair market value of the net assets acquired has resulted in goodwill of EUR 876,171.

         The allocation of the purchase price is as follows:

                                                             EUR
                                                       ----------------
         Current assets...........................               69,529
         Fixed assets and other intangibles.......              630,112
         Current liabilities......................              (67,852)
         Goodwill.................................              876,171
                                                       ----------------
                                                              1,507,960
                                                       ================

         The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Coldfair has been included in the Company's consolidated financial statements since the date of closing.

         Anton Enterprises, Inc. d.b.a. Private USA

         On February 27, 2001 the Company entered into an Asset Purchase Agreement to acquire certain inventory and distribution contracts of its U.S. distributor, Anton Enterprises, Inc. (d.b.a. Private USA) ("Anton") a company partially owned by a member of the Company's Board of Directors. The transaction was effectively closed on April 1, 2001. Consideration for the transaction US$875,000 (EUR 992,820) was taken as a reduction of certain indebtedness owed by Anton to the Company. The excess of the purchase price over the fair value of the net tangible assets acquired resulted in the recognition of an intangible asset of EUR 505,762 which is being amortized on a straight line basis over 10 years.

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The allocation of the purchase price is as follows:

                                                             EUR
                                                       ----------------
         Current assets...........................              487,058
         Intangible asset.........................              505,762
                                                       ----------------
                                                                992,820
                                                       ==============-=

         The Company's pro forma revenues and net income, assuming these acquisitions occurred on January 1, 2000, 2001 and 2002, respectively would not have been materially different from reported results.

         Sale of controlled entity

         On April 8, 2001, the Company's Swedish subsidiary Peach Entertainment Distribution AB entered into an agreement to sell its interest in Private Circle, Inc. a company, the activities of which, the Company was deemed to control for cash of EUR 2,367 plus reimbursement of an additional EUR 566 thousand for advances made by the Company to Private Circle, Inc. during 2001. This agreement was consummated on May 3, 2001 and the final consideration received in cash was EUR 2,933 thousand. The Company realized a net gain of EUR 1,862 thousand from the sale.

         Sale of land and building

         In July 2001, the Company's Spanish subsidiary Viladalt S.L. entered into an agreement to sell certain land and building for a consideration of EUR
3.1 million. The sale closed in July, 2001 and the Company received the cash consideration and repaid related outstanding long-term borrowings of EUR 1.0 million.

4.       TRADE ACCOUNTS RECEIVABLE

         Trade accounts receivable consist of the following:

                                                         DECEMBER 31,
                                                  ------------------------
                                                     2001          2002
                                                  ----------    ----------
                                                     EUR           EUR
                                                       (in thousands)
         Trade accounts receivable                    17,233        13,736
         Allowance for doubtful accounts              (1,303)       (1,264)
                                                  ----------    ----------
         Total trade accounts receivable, net..       15,930        12,472
                                                  ==========    ==========

                                                         DECEMBER 31,
                                                  ------------------------
                                                     2001          2002
                                                  ----------    ----------
                                                     EUR           EUR
                                                       (in thousands)
         Allowance at beginning of year                 (278)       (1,303)
         Provision for bad debt                       (1,025)         (489)
         Recoveries                                        -           528
                                                  ----------    ----------
         Allowance at end of year                     (1,303)       (1,264)
                                                  ==========    ==========

         Management reviews the allowance for doubtful accounts on at least a quarterly basis and adjusts the

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance based on their estimate of the collectibility of specific accounts as well as a reserve for a portion of other accounts which have been outstanding for more than 180 days. This estimate is based on historical losses and information about specific customers. After collection attempts have failed, the Company writes off the specific account.

5.       INVENTORIES

         Inventories consist of the following:

                                                         DECEMBER 31,
                                                  -----------------------
                                                     2001          2002
                                                  ----------   ----------
                                                     EUR           EUR
                                                       (in thousands)
         Magazines for sale and resale                 2,551        2,634
         Video cassettes                               2,929        2,874
         DVDs                                          2,464        3,231
         Other                                           308           69
                                                  ----------   ----------
                                                       8,252        8,808
                                                  ==========   ==========

6.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Included in prepaid expenses and other current assets at December 31, 2001 and 2002, is an amount of EUR 426 thousand and EUR 1,790 thousand respectively representing VAT receivable from the Spanish Tax Authority.

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       LIBRARY OF PHOTOGRAPHS & VIDEOS

         Library of photographs & videos consist of the following:

                                                              DECEMBER 31,
                                                        -----------------------
                                                           2001         2002
                                                        ----------   ----------
                                                           EUR           EUR
                                                             (in thousands)
         GROSS:
         Photographs .................................       4,372        5,210
         Videos ......................................      21,915       27,185
         Translations, Sound Dubbing, & Sub-Titles ...       5,084        6,147
         Digital Manipulation for DVD Masters ........       2,238        3,533
         Digital Manipulation for Broadband Masters ..         543          549
                                                        ----------   ----------
                                                            34,152       42,624
                                                        ==========   ==========
         LESS ACCUMULATED DEPRECIATION:
         Photographs .................................       3,456        4,120
         Videos ......................................      12,465       15,652
         Translations, Sound Dubbing, & Sub-Titles ...       3,275        4,126
         Digital Manipulation for DVD Masters ........         642        1,607
         Digital Manipulation for Broadband Masters ..          73          190
                                                        ----------   ----------
                                                            19,911       25,695
                                                        ==========   ==========
         NET:
         Photographs .................................         916        1,090
         Videos ......................................       9,450       11,533
         Translations, Sound Dubbing, & Sub-Titles ...       1,809        2,020
         Digital Manipulation for DVD Masters ........       1,596        1,927
         Digital Manipulation for Broadband Masters ..         470          359
                                                        ----------   ----------
                                                            14,241       16,929
                                                        ==========   ==========

8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                              DECEMBER 31,
                                                        -----------------------
                                                           2001         2002
                                                        ---------    ----------
                                                           EUR           EUR
                                                             (in thousands)
         Building                                                -       11,090
         Equipment & Furniture                               3,758        5,730
         Website Development                                   778          972
         E-commerce software system                            593          607
         Translation difference                                198           52
         Accumulated depreciation                           (2,541)      (3,562)
                                                        ----------   ----------
         Total Property, Plant and
          Equipment, net                                     2,786       14 890
                                                        ==========   ==========

         In March 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward and accordingly in the years ended December 31, 2001 and 2002 the Company has capitalized EUR 171 thousand and EUR 194 thousand respectively of costs related to the development of its website including graphics and related software.

9.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets consist of the following:

                                                      YEARS ENDED DECEMBER 31,
                                               --------------------------------------
                                                 2001      2002      2001      2002
                                               ------------------  ------------------
                                                                         OTHER
                                                                       INTANGIBLE
                                                    GOODWILL             ASSETS
                                               ------------------  ------------------
                                                  EUR      EUR       EUR       EUR
                                                           (in thousands)
         Beginning of year .................      2,023     2,900                 506
         Acquisition value (cost) ..........        876                 506
                                               --------  --------  --------  --------
         End of year .......................      2,900     2,900       506       506

         Accumulated amortization, beginning       (185)     (475)                (38)
         Depreciation and amortization .....       (290)                (38)      (43)
         Accumulated amortization, ending ..       (475)     (475)      (38)      (80)
                                               --------  --------  --------  --------
         Net book value ....................      2,424     2,425       468       426
                                               ========  ========  ========  ========

         As discussed in the summary of accounting policies, the Company adopted SFAS 142 as of January 1, 2002. The results of operations for the years ended December 31, 2001 and 2000 as if the company had ceased amortization of intangibles as of January 1, 2000 are as follows:

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          2001
                                                      ----------    ----------
                                                         EUR           EUR
                                                        (in thousands, except
                                                          per share values)

         Net income                                        6,276         8,017
         Amortization expense                                189           302
                                                      ----------    ----------
         Adjusted net income                               6,465         8,319
                                                      ==========    ==========

         Adjusted earnings per share:
         Basic                                              0.18          0.24
                                                      ==========    ==========
         Diluted                                            0.13          0.17
                                                      ==========    ==========
10.      BORROWINGS

         In December 2001 the group's holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. The Company is in discussion with an independent third party to replace the Note with appropriate long-term financing. The Company is confident that this arrangement will be in place by mid-April.

         On November 15, 2002 the group's holding company, Private Media Group, Inc., borrowed $ 2.0 million from Beate Uhse AG under a Loan Agreement. Interest accrues at the rate of 5% per annum, payable quarterly, with the entire principal plus accrued interest due at maturity, November 14, 2003. The loan may be pre-paid at the option of the Company at any time and requires mandatory prepayment if certain future financings are consummated by the Company with Beate Uhse.

         On December 13, 2002 the group's holding company, Private Media Group, Inc., borrowed $ 3.0 million from Beate Uhse AG under a Loan Agreement. Interest accrues at the rate of 5%, payable quarterly, with the entire principal plus accrued interest due at maturity, December 13, 2003. The loan may be pre-paid at the option of the Company at any time and requires mandatory prepayment if certain future financings are consummated by the Company with Beate Uhse.

         The Company's Spanish subsidiary has an existing bank line of credit agreement under which this subsidiary may borrow up to EUR 1,500 thousand. Borrowings under the line of credit during 2002 were charged interest at EURIBOR+1%. At December 31, 2001 there were no borrowings and 2002 there was an amount of EUR 1,100 thousand outstanding under this agreement.

         At December 31, 2002 the Company's Swedish subsidiary has an outstanding bank loan totaling EUR 82 thousand. Interest on the loan at December 31, 2002 was 7.5 % which was equal to the Swedish banks' official interest rate at that time. This loan requires principal repayments of EUR 5 thousand quarterly plus accrued

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest and the loan matures on September 30, 2006. The loan has been guaranteed by the Company's principal shareholder.

         At December 31, 2002, the Company's Spanish subsidiary had a total debt of EUR 96 thousand under several long term leasing agreements under which the subsidiary has acquired certain equipment, machinery and fixtures. The leasing arrangements carry an average EURIBOR+1.5% rate of interest and cover 36-60 month periods. Payments under these lease agreements are made monthly in an approximate aggregate amount of EUR 8 thousand.

11.      ACCRUED OTHER LIABILITIES

         Accrued other liabilities are comprised of the following:

                                                              DECEMBER 31,
                                                        -----------------------
                                                           2001         2002
                                                        ----------   ----------
                                                            EUR          EUR
                                                            (in thousands)
         Accrued expenses ............................         150          538
         Deferred income .............................         284          360
         Taxes and social security ...................         282          316
         Other .......................................          12          125
                                                        ----------   ----------
                                                               728        1,339
                                                        ==========   ==========

12.      INCOME TAXES

         Following is a summary of income before income taxes of U.S. and international operations:

                                           YEARS ENDED DECEMBER 31,
                                        ------------------------------
                                          2000       2001       2002
                                        --------   --------   --------
                                          EUR         EUR        EUR
                                                (in thousands)
         USA ........................     (1,576)    (2,027)    (3,167)
         International ..............      9,119     11,405      3,377
                                        --------   --------   --------
                                           7,543      9,378        210
                                        ========   ========   ========

         The provision for income taxes consisted of the following in the years ended December 31, 2000, 2001, and 2002:

                                           YEARS ENDED DECEMBER 31,
                                        ------------------------------
                                          2000       2001       2002
                                        --------   --------   --------
                                          EUR        EUR         EUR
                                                (in thousands)
         Current
              Federal                        387        291       (601)
              State                            -         30          1
              Foreign                        865      1,193        719
                                        --------   --------   --------
         Current tax expense               1,252      1,514        118

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Deferred
              Federal                          -        (16)      (296)
              State                            -         (3)       (49)
              Foreign                         15       (134)        97
                                        --------   --------   --------
         Deferred tax expense/(benefit)       15       (153)      (248)
                                        --------   --------   --------
         Income tax expense/(benefit)      1,267      1,361       (130)
                                        ========   ========   ========

         A reconciliation of income taxes determined using the United States corporate statutory rate of 35% to actual income taxes provided is as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2000         2001         2002
                                                              --------     --------     --------
         US federal statutory income tax rate                    35.00%       35.00%       35.00%

         Aggregate effect of foreign tax rates                  (19.44)%     (26.67)%     (41.16)%

         Permanent differences
             Items not deductible for tax purposes                0.38%        0.48%       11.61%
             Prior period adjustments                             0.00%        1.21%      (38.65)%
             Other                                                0.80%        4.35%        2.97%

         Movement in valuation allowances                         0.06%        0.14%        4.83%
                                                              --------     --------     --------
         Total tax provision                                     16.80%       14.51%      (25.39)%
                                                              ========     ========     ========


         The tax charge for the year includes the effect of a benefit arising from the reversal of an overprovision of taxes recorded in prior years. This principally reflects the release to income of amounts accrued during 2000 in connection with the Company's estimated liability for income taxes on certain foreign source income accruing since the date of the acquisition of certain subsidiaries in 1998.




         During 2002, the Company completed amended return filings in connection with these taxes for applicable tax years and released amounts originally provided and not required as of December 31, 2002.

         Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

                                                              DECEMBER 31,
                                                       ------------------------
                                                          2001           2002
                                                       ----------    ----------
                                                          EUR            EUR
                                                            (in thousands)
         Deferred Tax Assets:
             Deferred revenue                                  26             -
             Provisions for sales returns                      62           151
             Provision for bad debts                           16            37
             Differences in fixed assets                        3            17
             Deferred expenses                                 48          (122)

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             NOL carryforwards                                  9           343
             Other                                              -            50
                                                       ----------    ----------
                                                              164           476
             Less: Valuation allowance                         (5)          (79)
                                                       ----------    ----------
                                                              159           396
         Deferred Tax Liabilities:

             Investment Incentives                             (2)           (2)
             Swedish Tax Reserves                             (20)          (29)
                                                       ----------    ----------
         Net deferred tax asset/(liability)                   137          (365)
                                                       ==========    ==========

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET OPERATING LOSS CARRYFORWARD

         The company's operating loss carry-forwards are described in the table below:

                                  YEAR ENDED
                                 DECEMBER 31,
                                --------------
                                     2002
                                --------------
                                      EUR
                                (in thousands)

         USA ................              567
         Cyprus .............              762
         Spain ..............               57
         Italy ..............              174
                                --------------
                                         1,560
                                ==============

         The NOLs in Spain and Italy have been fully valued against. Cyprus losses may be carried forward for 5 years. Utilization of these NOL's is limited to future earnings of the Cyprus companies

         No provision has been made for United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that all such earnings will be permanently reinvested in these foreign operations. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of these earnings.

13.      RELATED PARTY TRANSACTIONS

         The Company has short-term loans receivable from entities controlled by the Company's principal shareholder of EUR 1,563 thousand and EUR 4,228 thousand at December 31, 2001 and 2002 respectively. The loans bear interest at a rate of EURIBOR+1% payable annually. The balance of these loans at December 31, 2002 totaled EUR 4,228 thousand which includes accrued interest.

         The Company has a note payable to an entity controlled by the Company's principal shareholder of EUR 6,569 thousand at December 31, 2002. The note bears interest at a rate of EURIBOR+1% payable annually. The note is payable at December 31, 2004.

         In December 2001 we borrowed $4.0 million from Commerzbank AG pursuant to a originally Note due December 20, 2002 in order to expand our product portfolio. Subsequently the maturity of the Note was extended to March 2003. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest due on maturity. The Note is prepayable in full upon the sale of equity by us. Upon the Note becoming prepayable, we are required to repay the entire principal amount of the Note together with the greater of (1) accrued interest payable on the Note or (2) a prepayment premium equal to $200,000. The Note is secured by a guaranty from Slingsby Enterprises and a pledge by Slingsby Enterprises of 5,600,000 shares of our Series A Preferred Stock. The lender and Slingsby Enterprises have also agreed that if

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Note remains unpaid at maturity, Commerzbank may elect to exchange the Note for Series A Preferred Stock or common stock owned by Slingsby Enterprises to the value of $5.0 million. The Company is in discussion with an independent third party to replace the Note with appropriate long-term financing. The Company is confident that this arrangement will be in place by mid-April. Slingsby Enterprises is beneficially owned by Berth H. Milton, our Chairman of the Board.

         Peach Entertainment Distribution AB ("PED"), a wholly owned subsidiary of the Company, is a party to an exclusive Distribution Agreement with Sundance Associates, Inc. ("Sundance"). A former member of the Company's Board of Directors was the sole shareholder of Sundance through December 31, 2001. Under the terms of the Distribution Agreement, PED granted to Sundance the exclusive rights to distribute specified products of the Company in the United States at prices consistent with prices charged to other distributors. This agreement was terminated in April 2001. During the 12 month periods ended December 31, 1999 and 2000 sales to Sundance and related entities from PED totaled EUR 1,993 thousand and EUR 3,076 thousand, respectively. As of December 31, 1999 and 2000 receivables owed to the Company by entities related to Sundance totaled EUR 1,140 thousand and EUR 2,023 thousand, respectively.

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

         During 2000 the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares. Such purchases may be made from time to time in the open market for an indefinite period of time. As of December 31, 2002 no shares had been repurchased.

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Preferred Stock

         The Company is authorized to issue 10,000,000 shares of preferred stock with relative rights, preferences and limitations determined at the time of issuance. The Company has issued 7,000,000 shares of $4.00 Series A convertible preferred stock. The Series A convertible preferred stock is non-voting and provides for a 5% annual stock dividend beginning in 1998 to be paid quarterly in common stock at the average closing price of the Company's common stock for the twenty consecutive days prior to the quarterly record date. Each preferred share is convertible at any time into common shares on a one-for-three basis (post-split). Additionally, at any time the common stock of the Company has a closing price of less than $1.33 per share for twenty consecutive days the preferred stock may be converted at the option of the holder thereof into common stock at a 20% discount to the five day average closing price prior to the date of conversion. In accordance with the terms of the Series A Preferred Stock Agreement, 246,325 shares of common stock will be distributed in 2003 with respect to dividends on preferred shares. This amount is shown in the accompanying Statement of Shareholders' Equity under stock dividend to be distributed. On March 18, 2003 Slingsby Enterprises Limited converted 5,350,000 shares of $4.00 Series A convertible preferred stock into 16,050,000 shares of common stock.

         Common Stock Warrants

         The Company has issued 208,464 common stock warrants in connection with the acquisition of Extasy Video B.V. The warrants are exercisable until January 28, 2004 at an exercise price of USD 9.63 per share. During 2002, 22,500 warrants held by Qamilla Carlson were exercised at an exercise price of USD 3.33 per share.

15.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                              YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                       2000             2001            2002
                                                                  --------------  --------------  ---------------
         NUMERATOR: (EUR IN THOUSANDS)

         Net income (numerator diluted EPS)                                6,276           8,017              340
                                                                  ==============  ==============  ===============

         Less: Dividends on preferred stock                                1,507           1,589            1,446
                                                                  --------------  --------------  ---------------

         Income applicable to common shares
          (numerator basic EPS)                                            4,769           6,428           (1,107)
                                                                  ==============  ==============  ===============

         DENOMINATOR:

         Denominator for basic earnings per share - Weighted
          average shares outstanding                                  27,002,220      28,137,817       28,626,327

         EFFECT OF DILUTIVE SECURITIES:
         Preferred stock                                              21,000,000      21,000,000              n/a
         Common stock warrants, options and other dilutive
          securities                                                     743,676         542,018              n/a
                                                                  --------------  --------------  ---------------

         Denominator for diluted earnings per share - weighted
          average shares and assumed conversions                      48,745,896      49,679,835              n/a
                                                                  ==============  ==============  ===============

         EARNINGS PER SHARE (IN EUR)

         Basic                                                              0.18            0.23            (0.04)
                                                                  ==============  ==============  ===============
         Diluted                                                            0.13            0.16            (0.04)
                                                                  ==============  ==============  ===============

         For 2002 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.03. The equivalent of 21,085,904 common shares derived from dilutive securities such as options, warrants and convertible preferred shares are excluded from the diluted earnings per share as they are anti-dilutive.

16.      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent in the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2000, 2001 and 2002 amounted to EUR 514 thousand, EUR 699 thousand and EUR 849 thousand, respectively.

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Future minimum payments under non-cancelable leases as of December 31, 2001 are as follows:

                                        EUR
                YEAR              (IN THOUSANDS)
         --------------------   -----------------
                2003                          797
                2004                          714
                2005                          578
                2006                          510
                2007                          359
                2008                            -
                                -----------------
                                            2,958
                                =================

         In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The case is under litigation and the Company believes the circumstances supporting the Tax Authority's claim are without merit. However, the County Court has decided that a permanent establishment is at hand. The Court has only made a principle statement and the question how to calculate any eventual profit that can be allocated to the permanent establishment is not decided by the Court at this stage. The Company has appealed against the decision. The final outcome of this litigation will not be known for several years. Due to the early stages of this matter and the uncertainty regarding the ultimate decision, no amounts have been provided in the Company's financial statements for this dispute.

17.      OPERATIONS BY GEOGRAPHICAL AREA

         The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines, movies and the Internet.

         Information concerning the Company's geographic locations is summarized as follows:

                                                 YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                            2000          2001          2002
                                         ----------    ----------    ----------
                                            EUR            EUR           EUR
                                                     (in thousands)
         Net Sales
                  USA                         1,100         4,712         7,472
                  Gibraltar                   1,411         1,818         1,437
                  Cyprus                     14,114        18,346        14,367
                  Sweden                     19,327        24,188        25,362
                  Spain                      20,944        24,489        28,698
                  France                      1,082         1,472         1,793
                  Benelux                     2,313         3,699         3,629
                  Eliminations              (29,738)      (39,745)      (43,347)
                                         ----------    ----------    ----------
         Total                               30,553        38,979        39,410
                                         ==========    ==========    ==========

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Eliminations principally relates to inter-group revenue arising from trademark, license and distribution agreements between the Company's subsidiaries in USA, Gibraltar, Cyprus, France, Sweden, Spain and the Netherlands.

                                                YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                            2000          2001          2002
                                         ----------    ----------    ----------
                                            EUR            EUR           EUR
                                                     (in thousands)
         Operating profit
                  USA                        (1,610)       (2,671)       (2,901)
                  Gibraltar                   1,400         1,818         1,428
                  Cyprus                      6,154         7,175           142
                  Sweden                       (183)           77         1,000
                  Spain                       1,536           810           384
                  France                         37           100            42
                  Benelux                        68           271           173
                  Other                         (12)          (23)          (20)
                                         ----------    ----------    ----------
         Total                                7,391         7,557           249
         Sale of subsidiary                       -         1,862             -
         Interest income (expense), net         151           (42)          (39)
                                         ----------    ----------    ----------
         Income before income taxes           7,543         9,378           210
                                         ==========    ==========    ==========

                                               DECEMBER 31,
                                         ------------------------
                                            2001          2002
                                         ----------    ----------
                                             EUR          EUR
                                               (in thousands)
         Long-lived assets
                  USA                         2,892           697
                  Cyprus                     12,116        17,063
                  Sweden                      3,632         4,166
                  Spain                       1,217        12,678
                  France                         18            34
                  Benelux                       257           272
                  Other                           7             -
                                         ----------    ----------
         Total                               20,140       34 ,910
                                         ==========    ==========

                                                 DECEMBER 31,
                                         ------------------------
                                            2001          2002
                                         ----------    ----------
                                             EUR           EUR
                                              (in thousands)
         Additions to long-lived assets
                  USA                         1,316             -
                  Cyprus                      6,486         8,747
                  Sweden                      2,088         2,379
                  Spain                         517        12,916
                                         ----------    ----------
         Total                               10,407        24,042
                                         ==========    ==========

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Additions to long-lived assets include long-lived assets and goodwill acquired in business acquisitions in each year.

         One customer accounted for 11% of consolidated revenues for the year ended December 31, 2000 and another customer accounted for 8% and 11 % of consolidated revenues for the years ended December 31, 2001 and 2002, respectively.

         The following table illustrates our net sales by product group for the periods indicated.

                                              YEARS ENDED DECEMBER 31,
                                          ------------------------------
                                            2000       2001       2002
                                          --------   --------   --------
                                            EUR         EUR        EUR
                                                   (in thousands)
         Net sales by product group
           Magazine and video               16,082     16,224     13,763
           DVD's                             5,942     11,871     15,482
           Internet                          6,005      7,741      6,059
           Broadcasting                      2,055      2,836      4,106
           Other /(1)/                         469        307          -
                                          --------   --------   --------
           Total                            30,553     38,979     39,410
                                          ========   ========   ========

         /(1)/ Includes primarily net sales of CD-ROMs and licensing fees.

18.      STOCK-BASED COMPENSATION

         On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan ("the Plan"). The Plan was amended in February 2003 and provides for the issuance of up to 7,200,000 shares of the Company's common stock to employees, consultants and advisors of the company. At December 31, 2002, stock options to purchase an aggregate of 3,671,395 shares of the Company's common stock were outstanding under the Plan and these options have a weighted average contractual remaining life of approximately 7.4 years as of December 31, 2002. Options for 1,727,895 shares were exercisable with exercise prices ranging from $2.36 to $11.71 per share and the weighted average exercise price of vested options equals $5.73 as of December 31, 2002. Vested options for 1,188,770 shares have exercise prices ranging from $2.36 to $6.00 per share and a weighted average exercise price of $4.31 per share as of December 31, 2002. Vested options for 539,125 shares have exercise prices ranging from $7.16 to $11.71 per share and a weighted average exercise price of $8.85 per share as of December 31, 2002. Granted and outstanding options for 253,500 shares will vest in 4 equal quarterly installments from March 31, 2003 through December 31, 2003 with the exercise price for each installment of options vesting equal to the fair market value of the Company's common stock on the date of vesting. Options for 1,690,000 shares were granted during 2002 at a weighted average exercise price of $6.02 per share and the weighted average time period from December 31, 2002 until they become exercisable is 4.2 years. At December 31, 2002, options for 3,242,819 shares were available for future grant under the Plan. Share options become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company's compensation committee. Options granted under the Plan generally expire 10 years following the date of grant, certain options grants may have shorter lives.

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of stock option activity for the years ended December 31, 2000, 2001 and 2002 is a follows:

                                                          WEIGHTED
                                                          AVERAGE
                                                          EXERCISE
                                            NUMBER OF      PRICE
                                              SHARES       IN USD
                                            ----------   ----------
         Granted ........................      156,750         7.30/(1)/
         Exercised ......................      160,222         4.30
         Forfeited ......................      377,043         6.18/(1)/
                                            ----------
         Outstanding December 31, 2000 ..    2,590,985         5.38/(1)/

         Granted ........................      100,000         8.50
         Exercised ......................       92,769         4.33
         Forfeited ......................      218,848         7.56/(1)/
                                            ----------
         Outstanding December 31, 2001 ..    2,379,368         6.11/(1)/

         Granted ........................    1,690,000         6.02
         Exercised ......................       32,795         3.89
         Forfeited ......................      365,178         6.04/(1)/
                                            ----------
         Outstanding December 31, 2002 ..    3,671,395         5.73/(1)/
                                            ==========

         /(1)/ Weighted average information relates only to options vested and priced through December 31, 2002. The exercise prices of options for 253,500 share options will be determined based upon the market price of the Company's stock on the respective vesting dates of these options which vest in equal quarterly installments from March 31, 2003 through December 31, 2003.

         The Company applies APB 25, and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees.

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.      SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

         Selected quarterly financial data for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                                 FOR THE YEAR 2002
                                         -----------------------------------------------------------------
                                            FIRST        SECOND        THIRD        FOURTH
                                           QUARTER      QUARTER       QUARTER       QUARTER      TOTAL
                                         -----------  -----------   ------------  -----------  -----------
                                              EUR         EUR           EUR           EUR          EUR
                                                       (in thousands, except per share data)
         Net sales.....................        9,262       11,027         11,060        8,061       39,410
         Gross profit..................        5,745        6,435          5,485        4,714       22,379
         Net income....................       (1,218)       1,964          1,529       (1,935)         340

         Net income per share:
             Basic.....................        (0.06)        0.06           0.04        (0.08)       (0.04)
                                         ===========  ===========   ============  ===========  ===========
             Diluted...................        (0.06)        0.04           0.03        (0.08)       (0.04)
                                         ===========  ===========   ============  ===========  ===========

         Weighted average shares
          outstanding:
             Basic.....................   28,462,709   28,566,982     28,675,995   28,799,157   28,626,327
                                         ===========  ===========   ============  ===========  ===========
             Diluted...................          N/A   49,733,515     49,680,078          N/A          N/A
                                         ===========  ===========   ============  ===========  ===========

                                                                 FOR THE YEAR 2001
                                         -----------------------------------------------------------------
                                            FIRST       SECOND         THIRD        FOURTH
                                           QUARTER      QUARTER       QUARTER       QUARTER       TOTAL
                                         -----------  -----------   ------------  -----------  -----------
                                             EUR          EUR             EUR            EUR          EUR
                                                       (in thousands, except per share data)
         Net sales.....................       11,004        8,228          8,999       10,748       38,979
         Gross profit..................        6,893        5,381          6,478        6,400       25,152
         Net income....................        2,724        2,418          2,161          714        8,017

         Net income per share:
             Basic.....................         0.08         0.07           0.06         0.02         0.23
                                         ===========  ===========   ============  ===========  ===========
             Diluted...................         0.05         0.05           0.04         0.02         0.16
                                         ===========  ===========   ============  ===========  ===========

         Weighted average shares
         outstanding:
             Basic.....................   28,012,362   28,132,794     28,142,565   28,258,694   28,137,817
                                         ===========  ===========   ============  ===========  ===========
             Diluted...................   49,551,663   49,663,649     49,649 601   49,997,518   49,679,835
                                         ===========  ===========   ============  ===========  ===========

(i) On February 27, 2001 the Company entered into an Asset Purchase Agreement to acquire certain inventory and distribution contracts of its U.S. distributor, Anton Enterprises, Inc. (d.b.a. Private USA). The transaction was effectively closed on April 1, 2001.Prior to the transaction described above, Anton Enterprises, Inc. (d.b.a. Private
          USA), was the Company's North American distributor. Following the transaction, operations of Private USA were briefly suspended, causing a temporary decline in revenues from North American distribution activities. The Company began full distribution operations in May, 2001.

                            PRIVATE MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) On April 8, 2001, the Company's Swedish subsidiary Peach Entertainment Distribution AB entered into an agreement to sell its interest in Private Circle, Inc. a company, the activities of which, the Company may be deemed to control. This agreement was consummated on May 3, 2001 and the final consideration received in cash was EUR 2,933 thousand. The Company realized a net gain of EUR 1,862 thousand from the sale.

(iii) In the fourth quarter of 2001 and the first and fourth quarter of 2002 the Company reported offering expenses of EUR 843, 1,401 and 168 thousand, respectively for the activities related to the planned listing and secondary offering on the Frankfurt Stock Exchange, Neuer Markt in Germany. The offering was postponed in January, 2002 due to poor market conditions and the total costs of EUR 2,412 thousand related to the offering were expensed.

20.      RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS 144 was effective January 1, 2002, for the Company.. The adoption of SFAS 144 did not have a material impact on the of the Company's results of operations or financial position.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting for costs associatd with exit or disposal activities, and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring charges. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal covered by SFAS 144. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initialted after December 31, 2002. The Company does not expect the adoption of SFAS 146 to materially impact its financial position, results of operation, or cash flows.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.