Form 10-Q
period 2003-03-31
PRIVATE MEDIA GROUP INC
filed 2003-05-14
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-25067

PRIVATE MEDIA GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0365673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121
(Registered office)

Carretera de Rubí 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain
(European headquarters and address of principal executive offices)

34-93-590-7070

Registrant’s telephone number

          Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at May 12, 2003

Common Stock, par value $.001	44,904,934

PART I.

Item 1.  Financial Statements

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, (Unaudited)

		2003	2003

	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	1,694	2,861	3,110
Short-term investment	2,850	2,850	3,098
Trade accounts receivable	12,472	12,870	13,990
Related party receivable	4,228	4,351	4,729
Inventories - net (Note 4)	8,808	9,459	10,282
Deferred income tax asset	396	396	430
Prepaid expenses and other current assets	3,630	3,495	3,799

TOTAL CURRENT ASSETS	34,078	36,283	39,438
Library of photographs and videos - net	16,929	17,893	19,449
Property, plant and equipment - net	14,890	15,157	16,475
Goodwill and other intangible assets	2,851	2,838	3,085
Other assets	240	234	255

TOTAL ASSETS	68,989	72,405	78,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	9,739	2,939	3,195
Accounts payable trade	6,929	8,994	9,776
Income taxes payable	753	614	668
Deferred income taxes	31	31	33
Accrued other liabilities	1,339	1,082	1,176

TOTAL CURRENT LIABILITIES	18,791	13,661	14,849
Long-term borrowings	178	8,312	9,035
Related party payable	6,569	6,627	7,203

TOTAL LIABILITIES	25,538	28,600	31,087
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, 7,000,000 and 1,650,000 issued and outstanding at December 31, 2002 and March 31, 2003, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 28,608,609 and 44,904,934 issued and outstanding at December 31, 2002 and March 31, 2003, respectively	863	878	954
Additional paid-in capital	15,668	16,359	17,781
Stock dividends to be distributed	692	76	83
Retained earnings	28,695	28,875	31,386
Accumulated other comprehensive income	(2,467)	(2,382)	(2,589)

TOTAL SHAREHOLDERS’ EQUITY	43,451	43,806	47,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	68,989	72,405	78,701

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three-months ended March 31, (unaudited)

	2002	2003	2003

	EUR	EUR	USD
	(in thousands)
Net sales	9,262	9,591	10,425
Cost of sales	3,517	4,299	4,673

Gross profit	5,745	5,292	5,752
Selling, general and administrative expenses	5,770	5,059	5,499
Offering expenses	1,401	—	—

Operating profit (loss)	(1,426)	233	253
Interest expense	279	202	220
Interest income	162	43	47

Income (loss) before income tax	(1,542)	74	80
Income tax expense (benefit)	(324)	(182)	(198)

Net income (loss)	(1,218)	256	278

Other comprehensive income:
Unrealized loss on short-term investment	124	—	—
Foreign currency translation adjustments	1,724	85	93

Comprehensive income	382	341	371

Income applicable to common shares	(1,619)	180	196

Net income (loss) per share:
Basic	(0.06)	0.01	0.01

Diluted	(0.06)	0.01	0.01

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-months ended March 31, (unaudited)

	2002	2003	2003

	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income	(1,218)	256	278
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	139	253	275
Bad debt provision	686	—	—
Provision for offering expenses	1,000	—	—
Amortization of other intangible assets	—	13	14
Amortization of photographs and videos	614	1,654	1 797
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(757)	(398)	(433)
Related party receivable	(3,821)	(123)	(134)
Inventories	(557)	(651)	(707)
Prepaid expenses and other current assets	(471)	136	147
Accounts payable trade	807	2,065	2,245
Income taxes payable	(222)	(138)	(150)
Accrued other liabilities	400	(257)	(280)

Net cash provided by operating activities	(3,401)	2,809	3,053
Cash flows from investing activities:
Short-term investments	(5)	—	—
Investment in library of photographs and videos	1,895	2,618	2,846
Capital expenditures	607	506	551
Investments in (sale of) other assets	(4)	(6)	(7)

Net cash used in investing activities	2,493	3,118	3,390
Cash flow from financing activities:
Conversion of warrants	232	—	—
Related party note payable	—	58	63
Long-term loan	6	8,134	8,842
Short-term borrowings (repayments)	50	(6,800)	(7,391)

Net cash (used in) provided by financing activities	288	1,392	1,513
Foreign currency translation adjustment	1,600	85	93

Net (decrease) increase in cash and cash equivalents	(4,006)	1,168	1,270
Cash and cash equivalents at beginning of the period	6,408	1,694	1,841

Cash and cash equivalents at end of the period	2,402	2,861	3,110

Cash paid for interest	195	125	136

Cash paid for taxes	(102)	(44)	(48)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional paid-in capital	Stock dividends to be distributed	Retained earnings	Accumulated other compre- hensive income	Total share- holder’s equity

	Common stock		Preferred stock

	Shares	Amounts	Shares	Amounts

		EUR		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2002	28,370,857	863	7,000,000	—	14,285	396	29,802	(3,066)	42,280
Translation Adjustment	—	—	—	—	—	—	—	666	666
Unrealized loss on short-term investment	—	—	—	—	—	—	—	(67)	(67)
Conversion of warrants and options	55,295	—	—	—	232	—	—	—	232
Stock dividends	182,457	—	—	—	1,150	(1,150)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	1,446	(1,446)	—	—
Net income	—	—	—	—	—	—	340	—	340

Balance at December 31, 2002	28,608,609	863	7,000,000	—	15,668	692	28,695	(2,467)	43,450
Translation Adjustment	—	—	—	—	—	—	—	85	85
Conversion of preferred stock to common stock	16,050,000	15	(5,350,000)	—	—	—	—	—	15
Stock dividends	246,325	—	—	—	692	(692)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	76	(76)	—	—
Net income	—	—	—	—	—	—	256	—	256

Balance at March 31, 2003	44,904,934	878	1,650,000	—	16,359	76	28,875	(2,382)	43,806

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2002.

          Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2003 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.92 per USD 1.00 the interbank exchange rate on March 31, 2003. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

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

3.        Stock-Based Compensation

          As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the Company has elected to continue following Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations for measurement and recognition of stock-based transactions with employees and adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equals the fair value of the stock at the vesting date.

          Had compensation cost for the Company’s stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) for 2002 and 2003 would have been as per the following table:

	Three-months ended March 31, (unaudited)

	2002	2003

	EUR	EUR
	(in thousands)
Net income, as reported	(1,218)	256

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(260)	(715)

Pro forma net income	(1,478)	(459)

Net income applicable to common shares, as reported	(1,619)	180

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(260)	(715)

Pro forma net income applicable to common shares	(1,879)	(535)

Earnings per share:
Basic – as reported	(0.06)	0,01

Basic – pro forma	(0.07)	(0,02)

Diluted – as reported	(0.06)	0,01

Diluted – pro forma	(0.07)	(0,02)

4.       Inventories

          Inventories consist of the following:

	December 31, 2002	March 31, 2003

	EUR	EUR
	(in thousands)
Magazines for sale and resale	2,634	2,704
Video cassettes	2,874	2,750
DVDs	3,231	3,933
Other	69	72

	8,808	9,459

5.       Earnings per share

          The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended March 31,

	2002	2003

Numerator: (EUR in thousands)
Net income (loss) (numerator diluted EPS)	(1,218)	256

Less: Dividends on preferred stock	401	76

Income (loss) applicable to common shares (numerator basic EPS)	(1,619)	180

Denominator: (EUR in thousands)
Denominator for basic earnings per share – Weighted average shares	28,462,709	31,154,305
Effect of dilutive securities:
Preferred stock – Weighted average outstanding	n/a	18,681,667
Common stock warrants, options and other dilutive securities	n/a	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	49,835,971

Earnings (loss) per share (EUR)
Basic	(0.06)	0.01

Diluted	(0.06)	0.01

          For 2002 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.06.

6.       Contingent Liability

          In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent

PRIVATE MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The case is under litigation and the Company believes the circumstances supporting the Tax Authority’s claim are without merit.  However, the County Court has decided that a permanent establishment is at hand. The Court has only made a principle statement and the question how to calculate any eventual profit that can be allocated to the permanent establishment is not decided by the Court at this stage. The Company has appealed against the decision. The final outcome of this litigation will not be known for several years. Due to the early stages of this matter and the uncertainty regarding the ultimate decision, no amounts have been provided in the Company’s financial statements for this dispute.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

          Three months ended March 31, 2003 compared to the three months ended March 31, 2002

          Net sales. For the three months ended March 31, 2003, we had net sales of EUR 9.6 million compared to net sales of EUR 9.3 million for the three months ended March 31, 2002, an increase of 4%.  We attribute this change mainly to an increase in DVD sales of 27% to EUR 4.6 million offset by a decrease in Video, Magazine, Internet and Broadcasting sales. Video and Magazine sales decreased by 9% to EUR 3.0 million as a result of lower video sales.  Internet sales decreased by 17% to EUR 1.3 million as a result of  a weaker US dollar and lower license sales, and Broadcasting sales decreased by 10% to EUR 0.7 million. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD sales will continue through the remainder of 2003.

          Cost of Sales. Our cost of sales was EUR 4.3 million for the three months ended March 31, 2003 compared to EUR 3.5 million for the three months ended March 31, 2002, an increase of EUR 0.8 million, or 22%. The increase was primarily the result of sales mix, with higher sales volume in products generating cost of sales, such as DVDs, and lower sales in products not generating cost of sales, such as Internet sales. Cost of sales as a percentage of sales was 45% for the three months ended March 31, 2003, compared to 38% for the three months ended March 31, 2002.

          Gross Profit. In the three months ended March 31, 2003, we realized a gross profit of EUR 5.3 million, or 55% of net sales compared to EUR 5.7 million, or 62% of net sales for the three months ended March 31, 2002.

          Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 5.1 million for the three months ended March 31, 2003 compared to EUR 5.8 million for the three months ended March 31, 2002, a decrease of EUR 0.7 million, or 12%. Discounting non-recurring charges of EUR 0.7 million made in 2002, our selling, general and administrative expenses have not changed.

          Operating profit/ loss. We reported an operating profit of EUR 0.2 million for the three months ended March 31, 2003 compared to an operating loss of EUR 1.4 million for the three months ended March 31, 2002, an increase of EUR 1.7 million, or 116%. We attribute this change primarily to the absence of offering expense.

          Interest expense. We reported interest expense of EUR 0.2 million for the three months ended March 31, 2003, compared to EUR 0.3 million for the three months ended March 31, 2002, a decrease of EUR 0.1 million.  We attribute this decrease to lower interest rates and lower short-term borrowings outstanding during the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

          Income tax expense/benefit. We reported income tax benefit of EUR 0.2 million for the three months ended March 31, 2003, compared to an income tax  benefit of EUR 0.3 million for the three months ended March 31, 2002.

          Net income/loss. We reported net income of EUR 0.3 million for the three months ended March 31, 2003, compared to a net loss of EUR 1.2 million for the three months ended March 31, 2002. We attribute this change in net income in 2003 of EUR 1.5 million, or 121%, to increased operating profit.

Liquidity and Capital Resources

          We reported a working capital surplus of EUR 22.6 million at March 31, 2003, a increase of EUR 7.3 million compared to the year ended December 31, 2002. The increase is principally attributable to increased cash and cash equivalents and reductions in short-term borrowings.

Operating Activities

          Net cash provided by operating activities was EUR 2.8 million for the three months ended March 31, 2003, and was primarily the result of changes in operating assets and liabilities. The net income of EUR 0.3 million was adjusted to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 0.3 million, amortization of goodwill of EUR 0.01 million and amortization of photographs and videos of EUR 1.7 million provided a total of EUR 2.2 million. The total of EUR 2.2 million was then added to by changes in accounts payable trade and prepaid expenses and other current assets totaling EUR 2.2 million offset by EUR 1.6 million from trade accounts receivable, related party receivable, inventories, income taxes payable and accrued other liabilities. Net cash used by operating activities was EUR 3.4 million for the three months ended March 31, 2002. The increase in cash provided by operating activities for the three months ended March 31, 2003 compared to the same period last year is both the result of increased net income and adjustments to reconcile net income to net cash flows from operating activities and improved changes in operating assets and liabilities.

Investing Activities

          Net cash used in investing activities for the three months ended March 31, 2003 was EUR 3.1 million. The investing activities were principally investment in library of photographs and videos of EUR 2.6 million, which was carried out in order to maintain the 2003 release schedules for both magazines, video and DVD, and EUR 0.5 million invested in capital expenditures. The increase over the comparable three-month 2002 period is principally due to increased investments in library of photographs and videos.

Financing Activities

          Net cash provided by financing activities for the three months ended March 31, 2003 was EUR 1.4 million, represented primarily by a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million was received in March 2003. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. The balance of the loan will be paid out over the remaining period of construction of the building, which is expected to be completed in 2004. The increase over the comparable three-month 2002 period is primarily due to the initial amount received from the loan.

          In December 2001 we borrowed  USD $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note from December 20, 2002 to March 20, 2003.

          In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and the maturity of the Note was extended for five years, with interest on the Note being increased to 9.9% per annum. In addition, Consipio acquired a USD $3.0 million note from the Company to Beate Uhse AG, which Note was due on December13, 2003, and bore interest at the rate of 5% per annum. This Note has now been restructured to provide for the extension of  the maturity date by five years and an interest rate of 9.9% per annum.

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

Item 4.  Controls and Procedures

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

Item 4.  Submission of Matters to a Vote by Securityholders

          The Company’s 2002 Annual Meeting of Shareholders was held on February 10, 2003.  At the Annual Meeting each of the Company’s nominees was elected to serve as a director of the Company until the next Annual Meeting of Shareholders.  The election results are as follows:

Name	For	Withheld	Abstain

Berth H. Milton	22,025,077	236,172	4,448
Ferran Mirapeix	22,261,149	100	4,448
Bo Rodebrant	22,260,949	300	4,448

          The shareholders also approved a proposal to amend the Company’s 1999 Employee Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under the Plan from 3,600,000 to 7,200,000, which proposal was set forth in the Company’s Proxy Statement filed with the Securities and Exchange Commission. The results for the proposal to amend the Plan are as follows:

For	Against	Abstain

16,262,775	151,043	2,302

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit 99.1 — Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

A Current Report on Form 8-K dated January 14,2003, as amended by Current Report on Form 8-K/A dated March 24, 2003, were filed during the quarter for which this Quarterly Report on Form 10-Q is filed. These Current Reports were filed under Item 2, “Acquisition or Disposition of Assets.”

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: May 13, 2003	/s/ JOHAN GILLBORG

Johan Gillborg, Chief Financial Officer

CERTIFICATIONS

I, Charles Prast, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Private Media Group, Inc.;

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

May 13, 2003

/s/ CHARLES PRAST

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

	(e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 13, 2003

/s/ JOHAN GILLBORG

Johan Gillborg, Principal Financial Officer