Form 10-Q
period 2003-06-30
PRIVATE MEDIA GROUP INC
filed 2003-08-14
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................................ June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to__________________

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

Yes  ☒    No  ☐

                    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at August 8, 2003

Common Stock, par value $.001	49,854,934

PART I.

Item 1.  Financial Statements

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30, (Unaudited)
	2002	2003	2003
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	1,694	1,142	1,298
Short-term investment	2,850	2,850	3,239
Trade accounts receivable	12,472	12,514	14,220
Related party receivable	4,228	4,488	5,100
Inventories - net (Note 4)	8,808	10,698	12,156
Deferred income tax asset	396	396	450
Prepaid expenses and other current assets	3,630	4,624	5,254

TOTAL CURRENT ASSETS	34,078	36,712	41,718

Library of photographs and videos - net	16,929	17,682	20,093
Property, plant and equipment - net	14,890	15,448	17,554
Goodwill and other intangible assets (Note 5)	2,851	3,560	4,045
Other assets	240	239	271

TOTAL ASSETS	68,989	73,640	83,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	9,739	2,850	3,238
Accounts payable trade	6,929	9,972	11,331
Income taxes payable	753	387	440
Deferred income taxes	31	31	35
Accrued other liabilities	1,339	1,494	1,698

TOTAL CURRENT LIABILITIES	18,791	14,733	16,742

Long-term borrowings	178	9,642	10,957
Related party payable	6,569	4,920	5,591

TOTAL LIABILITIES	25,538	29,295	33,289
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, 7,000,000 and 1,650,000 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 28,608,609 and 44,904,934 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	863	878	998
Additional paid-in capital	15,668	16,359	18,590
Stock dividends to be distributed	692	148	168
Retained earnings	28,695	29,080	33,046
Accumulated other comprehensive loss	(2,467)	(2,120)	(2,409)

TOTAL SHAREHOLDERS’ EQUITY	43,451	44,345	50,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	68,989	73,640	83,682

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three-months ended June 30, (unaudited)		Six-months ended June 30, (unaudited)
	2002	2003	2002	2003	2003
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	11,027	10,078	20,289	19,669	22,351
Cost of sales	4,592	4,880	8,109	9,179	10,430

Gross profit	6,435	5,198	12,180	10,490	11,921
Selling, general and administrative expenses	4,457	4,907	10,226	9,966	11,325
Offering expenses	—	—	1,401	—	—

Operating profit (loss)	1,978	291	553	524	596
Interest expense	74	204	353	406	461
Interest income	13	37	175	80	91

Income before income tax	1,917	124	375	198	225
Income taxes (benefit)	(47)	(155)	(372)	(337)	(383)

Net income	1,964	279	746	535	608

Other comprehensive income:
Foreign currency adjustments	(257)	262	1,343	347	395

Comprehensive income	1,707	542	2,089	883	1,003

Income applicable to common shares	1,611	207	(7)	387	440

Net income per share:
Basic	0.06	0.00	0.00	0.01	0.01

Diluted	0.04	0.00	0.00	0.01	0.01

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-months ended June 30, (unaudited)
	2002	2003	2003
	EUR	EUR	USD
	(in thousands)

Cash flows from operating activities:
Net income	746	535	608
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	309	515	585
Bad debt provision	686	150	170
Provision for offering expenses	134	—	—
Amortization of other intangible assets	—	25	28
Amortization of photographs and videos	2,808	3,474	3,948
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(329)	(926)	(1,052)
Related party receivable	(3,251)	(260)	(296)
Inventories	(902)	(1,889)	(2,147)
Prepaid expenses and other current assets	(732)	(993)	(1,129)
Accounts payable trade	1,619	3,043	3,458
Income taxes payable	(1,047)	(366)	(416)
Accrued other liabilities	34	155	176

Net cash provided by operating activities	77	3,462	3,934
Cash flows from investing activities:
Investment in library of photographs and videos	5,304	4,228	4,804
Capital expenditures	869	1,060	1,204
Investments in (sale of) other assets	(11)	(2)	(2)

Net cash used in investing activities	6,163	5,286	6,006
Cash flow from financing activities:
Conversion of warrants	232	—	—
Related party note payable	—	(1,649)	(1,874)
Long-term loan (repayments on loan)	(12)	9,464	10,755
Short-term borrowings (repayments)	(494)	(6,890)	(7,829)

Net cash (used in) provided by financing activities	(274)	925	1,051
Foreign currency translation adjustment	1,343	347	395

Net (decrease) increase in cash and cash equivalents	(5,017)	(551)	(626)
Cash and cash equivalents at beginning of the period	6,408	1,694	1,925

Cash and cash equivalents at end of the period	1,391	1,142	1,298

Cash paid for interest	247	219	249

Cash paid for taxes	675	320	364

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Preferred stock		Addi- tional paid-in	Stock dividends to be	Retained	Accu- mulated other compre- hensive	Total share- holder's
	Shares	Amounts	Shares	Amounts	capital	distributed	earnings	income	equity
		EUR		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2002	28,370,857	863	7,000,000	—	14,285	396	29,802	(3,066)	42,280
Translation Adjustment	—	—	—	—	—	—	—	666	666
Unrealized loss on short-term investment	—	—	—	—	—	—	—	(67)	(67)
Conversion of warrants and options	55,295	—	—	—	232	—	—	—	232
Stock dividends	182,457	—	—	—	1,150	(1,150)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	1,446	(1,446)	—	—
Net income	—	—	—	—	—	—	340	—	340

Balance at December 31, 2002	28,608,609	863	7,000,000	—	15,668	692	28,695	(2,467)	43,450
Translation Adjustment	—	—	—	—	—	—	—	348	348
Conversion of preferred stock to common stock	16,050,000	15	(5,350,000)	—	—	—	—	—	15
Stock dividends	246,325	—	—	—	692	(692)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	148	(148)	—	—
Net income	—	—	—	—	—	—	533	—	533

Balance at June 30, 2003	44,904,934	878	1,650,000	—	16,359	148	29,080	(2,120)	44,345

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2002.

         Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2003 and for the six months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.88 per USD 1.00 the Interbank Exchange Rate on June 30, 2003. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

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

         Had compensation cost for the Company’s stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) for 2002 and 2003 would have been as per the following table:

PRIVATE MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

	Three-months ended June 30, (unaudited)		Six-months ended June 30, (unaudited)
	2002	2003	2002	2003
	EUR	EUR	EUR	EUR
	(in thousands)		(in thousands)
Net income, as reported	1,964	279	746	535

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(417)	(1,606)	(678)	(2,321)

Pro forma net income	1,547	(1,327)	68	(1,786)

Net income applicable to common shares, as reported	1,611	207	(7)	387

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(417)	(1,606)	(678)	(2,321)

Pro forma net income applicable to common shares	1,194	(1,399)	(685)	(1,934)

Earnings (loss) per share:
Basic – as reported	0.06	0.00	0.00	0.01

Basic – pro forma	0.04	(0.03)	(0.02)	(0.05)

Diluted – as reported	0.04	0.00	0.00	0.01

Diluted – pro forma	0.03	(0.03)	(0.02)	(0.05)

4.     Inventories

         Inventories consist of the following:

	December 31,	June 30,
	2002	2003
	EUR	EUR
	(in thousands)
Magazines for sale and resale	2,634	2,970
Video cassettes	2,874	3,002
DVDs	3,231	4,651
Other	69	75

	8,808	10,698

5.     Goodwill and Other Intangible Assets

         On May 30, 2003 the Company entered into an Asset Purchase Agreement to acquire certain assets, including governmental film board approvals and distribution rights from its former Canadian distributor, Software Entertainment Ltd. The transaction closed on May 30, 2003. The consideration for the transaction was EUR 734,091 and the transaction has been accounted for as the acquisition of an intangible asset which is being amortized on a straight line basis over 10 years.

PRIVATE MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

6.     Earnings per share

         The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
	2002	2003	2002	2003
Numerator: (EUR in thousands)
Net income (numerator diluted EPS)	1,964	279	746	535

Less: Dividends on preferred stock	353	72	754	148

Income applicable to common shares (numerator basic EPS)	1,611	207	(7)	387

Denominator:
Denominator for basic earnings per share – Weighted average shares	28,566,982	44,983,761	28,535,966	38,153,326
Effect of dilutive securities:
Preferred stock	21,000,000	N/A	N/A	11,726,667
Common stock warrants and options	166,533	N/A	N/A	331,376
Denominator for diluted earnings per share – weighted average shares and assumed conversions	49,733,515	N/A	N/A	50,211,369

Earnings per share (EUR)
Basic	0.06	0.00	0.00	0.01

Diluted	0.04	0.00	0.00	0.01

         For the six month period ended June 30, 2002 and the three month period ended June 30, 2003 the impact of potentially dilutive securities (convertible preferred shares and outstanding options and warrants for common shares) is anti-dilutive therefore reported diluted and basic income (loss) per share are EUR 0.00.

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

PRIVATE MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

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

8.     Subsequent Event

         On August 8, 2003 Slingsby Enterprises Limited, the record owner of the outstanding Series A Preferred Stock, see Note 2, converted the remaining 1,650,000 of the 7,000,000 shares of $4.00 Series A Preferred Stock into 4,950,000 shares of common stock in accordance with the terms of the Series A Preferred Stock. Accordingly, as of August 8, 2003, no shares of Series A Preferred Stock remained outstanding.

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

Results of Operations

         Three months ended June 30, 2003 compared to the three months ended June 30, 2002

         Net sales. For the three months ended June 30, 2003, we had net sales of EUR 10.1 million compared to net sales of EUR 11.0 million for the three months ended June 30, 2002, a decrease of EUR 0.9 million, or 9%. We attribute this change to a decrease in Video and Magazine, Internet and Broadcasting sales. Video and Magazine sales decreased 18% to EUR 3.5 million, primarily as a result of DVD taking over from video in the marketplace. Internet sales decreased 32% to EUR 1.1 million as a result of a weaker US dollar and lower license sales. Broadcasting sales decreased 61% to EUR 0.6 million as a result of a decrease in license sales. The reduction in Broadcasting license sales is a result of the Company’s strategy to start operating its own TV channel in the United States. The launch of this channel requires the Company to refrain from selling its broadcast rights to third parties for the period leading up to the launch. The decrease in Video and Magazine, Internet and Broadcasting sales was offset by a increase in DVD sales of 33% to EUR 4.9 million. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD sales will continue through the remainder of 2003.

         Net sales in general were affected by unfavorable changes in exchange rates.

         Cost of Sales. Our cost of sales was EUR 4.9 million for the three months ended June 30, 2003 compared to EUR 4.6 million for the three months ended June 30, 2002, an increase of EUR 0.3 million, or 6%. Cost of sales as a percentage of sales was 48% for the three months ended June 30, 2003, compared to 42% for the three months ended June 30, 2002. The increase in cost of sales as a percentage of sales was primarily the result of sales mix, see Gross Profit.

         Gross Profit. In the three months ended June 30, 2003, we realized a gross profit of EUR 5.2 million, or 52% of net sales compared to EUR 6.4 million, or 58% of net sales for the three months ended June 30, 2002, a decrease of EUR 1.2 million, or 19%. The decrease in gross profit was primarily the result of sales mix, with higher sales volume in products generating cost of sales, such as Videos, Magazines and DVDs combined, and lower sales in products not generating cost of sales, such as Internet and Broadcasting sales.

         Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 4.9 million for the three months ended June 30, 2003 compared to EUR 4.5 million for the three months ended June 30, 2002, an increase of EUR 0.4 million, or 10%. The increase is primarily the result of increased marketing efforts and EUR 0.15 million in increased bad debt provision.

         Operating profit. We reported an operating profit of EUR 0.3 million for the three months ended June 30, 2003 compared to an operating profit of EUR 2.0 million for the three months ended June 30, 2002, a decrease of EUR 1.7 million, or 85%. The decrease was primarily the result of lower gross profit.

         Interest expense. We reported interest expense of EUR 0.2 million for the three months ended June 30, 2003, compared to EUR 0.1 million for the three months ended June 30, 2002, an increase of EUR 0.1 million. We attribute this increase to higher short-term and long-term borrowings outstanding during the three months ended June 30, 2003, compared to the three months ended June 30, 2002.

         Income tax expense/benefit. We reported income tax benefit of EUR 0.2 million for the three months ended June 30, 2003, compared to no income tax for the three months ended June 30, 2002.

         Net income. We reported net income of EUR 0.3 million for the three months ended June 30, 2003, compared to net income of EUR 2.0 million for the three months ended June 30, 2002. We attribute the decrease in net income in 2003 of EUR 1.7 million to lower operating profit.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

         Net sales. For the six months ended June 30, 2003, we had net sales of EUR 19.7 million compared to net sales of EUR 20.3 million for the six months ended June 30, 2002, a decrease of EUR 0.6 million, or 3%. We attribute this change to a decrease in Video and Magazine, Internet and Broadcasting sales. Video and Magazine sales decreased 14% to EUR 6.5 million, primarily as a result of DVD taking over from video in the marketplace. Internet sales decreased 25% to EUR 2.4 million as a result of a weaker US dollar and lower license sales. Broadcasting sales decreased 43% to EUR 1.3 million as a result of a decrease in license sales. The reduction in Broadcasting license sales is a result of the Company’s strategy to start operating its own TV channel in the United States. The launch of this channel requires the Company to refrain from selling its broadcast rights to third parties for the period leading up to the launch. The decrease in Video and Magazine, Internet and Broadcasting sales was offset by a increase in DVD sales of 30% to EUR 9.5 million. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD sales will continue through the remainder of 2003.

         Net sales in general were affected by unfavorable changes in exchange rates.

         Cost of Sales. Our cost of sales was EUR 9.2 million for the six months ended June 30, 2003 compared to EUR 8.1 million for the six months ended June 30, 2002, an increase of EUR 1.1 million, or 13%. Cost of sales as a percentage of sales was 47% for the six months ended June 30, 2003, compared to 40% for the six months ended June 30, 2002. The increase in cost of sales as a percentage of sales was primarily the result of sales mix, see Gross Profit.

         Gross Profit. In the six months ended June 30, 2003, we realized a gross profit of EUR 10.5 million, or 53% of net sales compared to EUR 12.2 million, or 60% of net sales for the six months ended June 30, 2002, a decrease of EUR 1.7 million, or 14%. The decrease in gross profit was primarily the result of sales mix, with higher sales volume in products generating cost of sales, such as Videos, Magazines and DVDs combined, and lower sales in products not generating cost of sales, such as Internet and Broadcasting sales.

         Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 10.0 million for the six months ended June 30, 2003 compared to EUR 10.2 million for the six months ended June 30, 2002, a decrease of EUR 0.2 million, or 3%. Discounting non-recurring charges of EUR 0.7 million made in 2002, our selling, general and administrative expenses have increased by EUR 0.5 million which is primarily the result of increased marketing efforts and EUR 0.15 million in increased bad debt provision.

         Operating profit. We reported an operating profit of EUR 0.5 million for the six months ended June 30, 2003 compared to an operating profit of EUR 0.6 million for the six months ended June 30, 2002, a decrease of EUR 0.1 million, or 5%. Discounting non-recurring charges of EUR 1.4 million in offering expenses made in 2002, the decrease was EUR 1.5 million. The decrease was primarily the result of lower gross profit.

         Interest expense. We reported interest expense of EUR 0.4 million for the six months ended June 30, 2003, compared to EUR 0.4 million for the six months ended June 30, 2002.

         Income tax expense/benefit. We reported income tax benefit of EUR 0.3 million for the six months ended June 30, 2003, compared to income tax benefit of EUR 0.4 million for the six months ended June 30, 2002.

         Net income. We reported net income of EUR 0.5 million for the six months ended June 30, 2003, compared to net income of EUR 0.7 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

         We reported a working capital surplus of EUR 22.0 million at June 30, 2003, an increase of EUR 6.7 million compared to the year ended December 31, 2002. The increase is principally attributable to reductions in short-term borrowings.

Operating Activities

         Net cash provided by operating activities was EUR 3.5 million for the six months ended June 30, 2003, and was primarily the result of adjustments to reconcile net income to net cash flows from operating activities. The net income of EUR 0.5 million was adjusted to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 0.5 million, bad debt provision of EUR 0.15 million and amortization of photographs and videos of EUR 3.5 million provided a total of EUR 4.7 million. The total of EUR 4.7 million was then added to by changes in accounts payable trade and accrued other liabilities totaling EUR 3.2 million offset by EUR 4.4 million from trade accounts receivable, related party receivable, inventories, prepaid expenses and other current assets and income taxes payable. There was no net cash provided by operating activities for the six months ended June 30, 2002. The increase in cash provided by operating activities for the six months ended June 30, 2003 compared to the same period last year is primarily the result of changes in operating assets and liabilities.

Investing Activities

         Net cash used in investing activities for the six months ended June 30, 2003 was EUR 5.3 million. The investing activities were principally investment in library of photographs and videos of EUR 4.2 million, which was carried out in order to maintain the 2003 and 2004 release schedules for both magazines, video and DVD, and EUR 1.1 million invested in capital expenditures. The decrease over the comparable six-month 2002 period is principally due to decreased investments in library of photographs and videos.

Financing Activities

         Net cash provided by financing activities for the six months ended June 30, 2003 was EUR 0.9 million, represented primarily by a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million was received in March 2003. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. The balance of the loan will be paid out over the remaining period of construction of the building, which is expected to be completed in 2004. The increase over the comparable six-month 2002 period is primarily due to the initial amount received from the loan.

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

         In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and the maturity of the Note was extended for five years, with interest on the Note being increased to 9.9% per annum. In addition, Consipio acquired a USD $3.0 million note from the Company to Beate Uhse AG, which Note was due on December 13, 2003, and bore interest at the rate of 5% per annum. This Note has now been restructured to provide for the extension of the maturity date by five years and an interest rate of 9.9% per annum.

         In May 2003 Euro 1.65 million of the approximately Euro 6.6 million related party payable to Luthares was re-financed by BPA Bank at the same interest rate as on the Note Payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. Thus the remaining balance on the Note Payable to Luthares is Euro 4.9 million.

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

Item 4.  Controls and Procedures

         As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Conversion of Preferred Stock

             We are authorized to issue up to 10,000,000 shares of preferred stock under our Articles of Incorporation, of which 7,000,000 million have been issued as Series A Preferred Stock.. On March 18, 2003 Slingsby Enterprises Limited, the record owner of the outstanding Series A Preferred Stock, converted 5,350,000 of the 7,000,000 shares of $4.00 Series A Preferred Stock into 16,050,000 shares of common stock in accordance with the terms of the Series A Preferred Stock. On August 8, 2003, the remaining outstanding 1,650,000 shares of Series A Preferred Stock were converted into 4,950,000 shares of common stock. Accordingly, as of August 8, 2003, no shares of Series A Preferred Stock remained outstanding.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit	31.1 - Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
Exhibit	31.2 - Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
Exhibit	32.1 - Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: August 12, 2003	/s/ JOHAN GILLBORG
Johan Gillborg, Chief Financial Officer