Form 10-Q
period 2003-09-30
PRIVATE MEDIA GROUP INC
filed 2003-11-13
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended............................................................. September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 000-25067

PRIVATE MEDIA GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0365673 (I.R.S. Employer Identification Number)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at November 10, 2003
Common Stock, par value $.001	49,854,934

PART I.

Item 1. Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30, (Unaudited)
	2002	2003	2003
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	1,694	1,531	1,780
Short-term investment	2,850	2,850	3,314
Trade accounts receivable	12,472	13,358	15,533
Related party receivable	4,228	4,093	4,759
Inventories - net (Note 4)	8,808	10,379	12,069
Deferred income tax asset	396	396	460
Prepaid expenses and other current assets	3,630	2,248	2,614

TOTAL CURRENT ASSETS	34,078	34,855	40,529

Library of photographs and videos - net	16,929	17,149	19,941
Property, plant and equipment - net	14,890	15,950	18,547
Goodwill and other intangible assets (Note 5)	2,851	3,522	4,096
Other assets	240	402	468

TOTAL ASSETS	68,989	71,879	83,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	9,739	2,820	3,279
Accounts payable trade	6,929	9,081	10,559
Income taxes payable	753	—	—
Deferred income taxes	31	31	36
Accrued other liabilities	1,339	1,519	1,766

TOTAL CURRENT LIABILITIES	18,791	13,450	15,640

Long-term borrowings (Note 6)	178	9,685	11,261
Related party payable	6,569	4,920	5,721

TOTAL LIABILITIES	25,538	28,055	32,622
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, 7,000,000 and none issued and outstanding at December 31, 2002 and September 30, 2003, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 28,608,609 and 49,854,934 issued and outstanding at December 31, 2002 and September 30, 2003, respectively	863	882	1,025
Additional paid-in capital	15,668	16,959	19,720
Stock dividends to be distributed	692	148	172
Retained earnings	28,695	28,113	32,690
Accumulated other comprehensive loss	(2,467)	(2,278)	(2,649)

TOTAL SHAREHOLDERS’ EQUITY	43,451	43,824	50,958

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	68,989	71,879	83,580

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2002	2003	2002	2003	2003
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	11,060	9,437	31,349	29,106	33,845
Cost of sales	5,575	5,928	13,684	15,107	17,566

Gross profit	5,485	3,509	17,665	14,000	16,279
Selling, general and administrative expenses	4,018	4,530	14,244	14,496	16,856
Offering expenses	—	—	1,401	—	—

Operating profit (loss)	1,467	(1,021)	2,020	(497)	(577)
Interest expense	81	237	264	643	747
Interest income	114	38	119	118	137

Income (loss) before income tax	1,500	(1,220)	1,875	(1,022)	(1,188)
Income taxes (benefit)	29	(251)	(401)	(589)	(684)

Net income (loss)	1,529	(968)	2,276	(433)	(504)

Other comprehensive income (loss):
Foreign currency adjustments	(113)	(95)	1,230	189	220

Comprehensive income (loss)	1,416	(1,063)	3,506	(244)	(283)

Income applicable to common shares	1,173	(968)	1,166	(581)	(676)

Net income per share:
Basic	0.04	(0.02)	0.04	(0.01)	(0.01)

Diluted	0.03	(0.02)	0.04	(0.01)	(0.01)

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-months ended September 30, (unaudited)
	2002	2003	2003
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income	2,276	(433)	(504)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	453	793	922
Bad debt provision	686	150	174
Provision for offering expenses	170	—	—
Amortization of other intangible assets	38	62	72
Amortization of photographs and videos	4,306	5,218	6,067
Effects of changes in operating assets and liabilities:
Trade accounts receivable	27	(1,770)	(2,058)
Related party receivable	(4,124)	135	156
Inventories	(487)	(1,571)	(1,826)
Prepaid expenses and other current assets	(244)	1,382	1,607
Accounts payable trade	733	2,152	2,503
Income taxes payable	(2,060)	(753)	(875)
Accrued other liabilities	480	179	208

Net cash provided by operating activities	2,253	5,544	6,447
Cash flows from investing activities:
Investment in library of photographs and videos	7,144	5,438	6,323
Capital expenditures	1,438	1,835	2,134
Investments in (sale of) other assets	1	162	188

Net cash used in investing activities	8,584	7,435	8,645
Cash flow from financing activities:
Conversion of warrants	232	—	—
Related party note payable	—	(1,649)	(1,918)
Long-term loan (repayments on loan)	(18)	10,107	11,752
Short-term borrowings (repayments)	38	(6,919)	(8,046)

Net cash (used in) provided by financing activities	252	1,538	1,789
Foreign currency translation adjustment	1,230	189	220

Net (decrease) increase in cash and cash equivalents	(4,849)	(163)	(190)
Cash and cash equivalents at beginning of the period	6,408	1,694	1,969

Cash and cash equivalents at end of the period	1,559	1,531	1,780

Cash paid for interest	185	482	561

Cash paid for taxes	1,659	164	191

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Preferred stock		Addi- tional paid-in capital	Stock dividends to be distributed	Retained earnings	Accu- mulated other compre- hensive income	Total share- holder’s equity
	Shares	Amounts	Shares	Amounts
		EUR		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2002	28,370,857	863	7,000,000	—	14,285	396	29,802	(3,066)	42,280
Translation Adjustment	—	—	—	—	—	—	—	666	666
Unrealized loss on short-term investment	—	—	—	—	—	—	—	(67)	(67)
Conversion of warrants and options	55,295	—	—	—	232	—	—	—	232
Stock dividends	182,457	—	—	—	1,150	(1,150)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	1,446	(1,446)	—	—
Net income	—	—	—	—	—	—	340	—	340

Balance at December 31, 2002	28,608,609	863	7,000,000	—	15,668	692	28,695	(2,467)	43,450
Issuance of warrants with and beneficial conversion feature for convertible debt	—	—	—	—	600	—	—	—	600
Translation Adjustment	—	—	—	—	—	—	—	189	189
Conversion of preferred stock to common stock	21,000,000	19	(7,000,000)	—	—	—	—	—	19
Stock dividends	246,325	—	—	—	692	(692)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	148	(148)	—	—
Net income	—	—	—	—	—	—	(434)	—	(434)

Balance at September 30, 2003	49,854,934	882	—	—	16,959	148	28,113	(2,278)	43,824

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2002.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2003 and for the nine months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.86 per USD 1.00 the Interbank Exchange Rate on September 30, 2003. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.    Conversion of Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock under our Articles of Incorporation, of which 7,000,000 million have been issued as Series A Preferred Stock On March 18, 2003 Slingsby Enterprises Limited, the record owner of the outstanding Series A Preferred Stock, converted 5,350,000 of the 7,000,000 shares of $4.00 Series A Preferred Stock into 16,050,000 shares of common stock in accordance with the terms of the Series A Preferred Stock. On August 8, 2003, the remaining outstanding 1,650,000 shares of Series A Preferred Stock were converted into 4,950,000 shares of common stock. Accordingly, as of August 8, 2003, no shares of Series A Preferred Stock remained outstanding.

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

Had compensation cost for the Company’s stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) for 2002 and 2003 would have been as per the following table:

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2002	2003	2002	2003
	EUR	EUR	EUR	EUR
	(in thousands)		(in thousands)
Net income, as reported	1,529	(968)	2,276	(433)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(678)	(450)	(1,356)	(2,772)

Pro forma net income	851	(1,418)	920	(3,205)

Net income applicable to common shares, as reported	1,173	(968)	1,166	(581)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(678)	(450)	(1,356)	(2,772)

Pro forma net income applicable to common shares	495	(1,418)	(190)	(3,353)

Earnings (loss) per share:
Basic – as reported	0.04	(0.02)	0.04	(0.01)

Basic – pro forma	0.02	(0.03)	(0.01)	(0.08)

Diluted – as reported	0.03	(0.02)	0.04	(0.01)

Diluted – pro forma	0.02	(0.03)	(0.01)	(0.08)

4.    Inventories

Inventories consist of the following:

	December 31,	September 30,
	2002	2003
	EUR	EUR
	(in thousands)
Magazines for sale and resale	2,634	2,908
Video cassettes	2,874	2,766
DVDs	3,231	4,612
Other	69	94

	8,808	10,379

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Goodwill and other intangible assets consist of the following:

	December 31,	September 30,
	2002	2003
	EUR	EUR
	(in thousands)
Goodwill	2,425	2,425
Other intangible assets	426	1,097

	2,851	3,522

6.    Long-term borrowings

During the quarter ended September 30. 2003 the Company issued convertible debt with warrants. The total proceeds before debt issuance costs of EUR 220,160 were EUR 967,500. The Company recorded a debt discount of EUR 514,263 for the value of the warrants and the beneficial conversion feature.

7.    Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
	2002	2003	2002	2003
Numerator: (EUR in thousands)
Net income (numerator diluted EPS)	1,529	(968)	2,276	(433)

Less: Dividends on preferred stock	356	—	1,110	148

Income applicable to common shares (numerator basic EPS)	1,173	(968)	1,166	(581)

Denominator:
Denominator for basic earnings per share – Weighted average shares	28,493,537	47,920,057	28,437,859	41,529,616
Effect of dilutive securities:
Preferred stock	21,000,000	N/A	N/A	N/A
Common stock warrants and options	4,083	N/A	N/A	N/A
Denominator for diluted earnings per share – weighted average shares and assumed conversions	49,497,621	N/A	N/A	N/A

Earnings per share (EUR)
Basic	0.04	(0.02)	0.04	(0.01)

Diluted	0.03	(0.02)	0.04	(0.01)

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

For the three month period ended September 30, 2003 and the nine month periods ended September 30, 2002 and 2003 the impact of potentially dilutive securities (convertible preferred shares and outstanding options and warrants for common shares) is anti-dilutive therefore reported diluted and basic income (loss) per share are EUR (0.02), EUR 0.04 and EUR (0.01) respectively.

8.    Contingent Liability

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

Recognition of Revenue

Revenues from the sale of magazines, videocassettes, DVD’s and other related products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of magazines under agreements that grant distributors rights-of-

return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned magazines. Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured.

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

Results of Operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Net sales. For the three months ended September 30, 2003, we had net sales of EUR 9.4 million compared to net sales of EUR 11.1 million for the three months ended September 30, 2002, a decrease of EUR 1.6 million, or 15%. We attribute this change to a decrease in Video and Magazine, Internet and Broadcasting sales. Video and Magazine sales decreased 25% to EUR 3.0 million, primarily as a result of DVD taking over from video in the marketplace. Internet sales decreased 22% to EUR 1.0 million as a result of a weaker US dollar and lower license sales. Broadcasting sales decreased 44% to EUR 0.8 million as a result of a decrease in license sales. The reduction in Broadcasting license sales is a result of the Company’s strategy to start operating its own TV channels in the United States. The launch of these channels requires the Company to refrain from selling its broadcast rights to third parties for the period leading up to the launch. DVD sales increased 6% to EUR 4.7 million. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD sales will continue through the remainder of 2003.

Net sales in general were affected by unfavorable changes in exchange rates, in particular the US dollar exchange rate to the Euro.

Cost of Sales. Our cost of sales was EUR 5.9 million for the three months ended September 30, 2003 compared to EUR 5.6 million for the three months ended September 30, 2002, an increase of EUR 0.3 million, or 6%. Cost of sales as a percentage of sales was 63% for the three months ended September 30, 2003, compared to 50% for the three months ended September 30, 2002. The increase in cost of sales as a percentage of sales was primarily the result of sales mix, see Gross Profit.

Gross Profit. In the three months ended September 30, 2003, we realized a gross profit of EUR 3.5 million, or 37% of net sales compared to EUR 5.5 million, or 50% of net sales for the three months ended September 30, 2002, a decrease of EUR 2.0 million, or 36%. The decrease in gross profit was primarily the result of sales mix, with higher sales volume in products generating cost of sales, such as Videos, Magazines and DVDs combined, and lower sales in products not generating cost of sales, such as Internet and Broadcasting sales. The Company also carried out a worldwide DVD sale, at reduced margins, in September.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 4.5 million for the three months ended September 30, 2003 compared to EUR 4.0 million for the three months ended September 30, 2002, an increase of EUR 0.5 million, or 13%. The increase is primarily the result of increased marketing efforts.

Operating profit/loss. We reported an operating loss of EUR 1.0 million for the three months ended September 30, 2003 compared to an operating profit of EUR 1.5 million for the three months ended September 30, 2002, a decrease of EUR 2.5 million, or 170%. The decrease was primarily the result of lower gross profit.

Interest expense. We reported interest expense of EUR 0.2 million for the three months ended September 30, 2003, compared to no interest expense for the three months ended September 30, 2002, an increase of EUR 0.2 million. We attribute this increase to higher short-term and long-term borrowings outstanding during the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

Income tax expense/benefit. We reported income tax benefit of EUR 0.3 million for the three months ended September 30, 2003, compared to no income tax for the three months ended September 30, 2002.

Net income/loss. We reported net loss of EUR 1.0 million for the three months ended September 30, 2003, compared to net income of EUR 1.5 million for the three months ended September 30, 2002. We attribute the decrease in net income in 2003 of EUR 2.5 million to lower operating profit.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Net sales. For the nine months ended September 30, 2003, we had net sales of EUR 29.1 million compared to net sales of EUR 31.3 million for the nine months ended September 30, 2002, a decrease of EUR 2.2 million, or 7%. We attribute this change to a decrease in Video and Magazine, Internet and Broadcasting sales. Video and Magazine sales decreased 18% to EUR 9.5 million, primarily as a result of DVD taking over from video in the marketplace. Internet sales decreased 24% to EUR 3.4 million as a result of a weaker US dollar and lower license sales. Broadcasting sales decreased 43% to EUR 2.0 million as a result of a decrease in license sales. The reduction in Broadcasting license sales is a result of the Company’s strategy to start operating its own TV channels in the United States. The launch of the channels requires the Company to refrain from selling its broadcast rights to third parties for the period leading up to the launch. The decrease in Video and Magazine, Internet and Broadcasting sales was offset by a increase in DVD sales of 21% to EUR 14.2 million. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD sales will continue through the remainder of 2003.

Net sales in general were affected by unfavorable changes in exchange rates, in particular the US dollar exchange rate to the Euro.

Cost of Sales. Our cost of sales was EUR 15.1 million for the nine months ended September 30, 2003 compared to EUR 13.7 million for the nine months ended September 30, 2002, an increase of EUR 1.4 million, or 10%. Cost of sales as a percentage of sales was 52% for the nine months ended September 30, 2003, compared to 44% for the nine months ended September 30, 2002. The increase in cost of sales as a percentage of sales was primarily the result of sales mix, see Gross Profit.

Gross Profit. In the nine months ended September 30, 2003, we realized a gross profit of EUR 14.0 million, or 48% of net sales compared to EUR 17.7 million, or 56% of net sales for the nine months ended September 30, 2002, a decrease of EUR 3.7 million, or 21%. The decrease in gross profit was primarily the result of sales mix, with higher sales volume in products generating cost of sales, such as Videos, Magazines and DVDs combined, and lower sales in products not generating cost of sales, such as Internet and Broadcasting sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 14.5 million for the nine months ended September 30, 2003 compared to EUR 14.2 million for the nine months ended September 30, 2002, an increase of EUR 0.3 million, or 2%. Discounting non-recurring charges of EUR 0.7 million made in 2002, our selling, general and administrative expenses have increased by EUR 1.0 million which is primarily the result of increased marketing efforts and EUR 0.15 million in increased bad debt provision.

Operating profit/loss. We reported an operating loss of EUR 0.5 million for the nine months ended September 30, 2003 compared to an operating profit of EUR 2.0 million for the nine months ended September 30, 2002, a decrease of EUR 2.5 million, or 125%. Discounting non-recurring charges of EUR 1.4 million in offering expenses made in 2002, the decrease was EUR 3.9 million. The decrease was primarily the result of lower gross profit.

Interest expense. We reported interest expense of EUR 0.6 million for the nine months ended September 30, 2003, compared to EUR 0.3 million for the nine months ended September 30, 2002.

Income tax expense/benefit. We reported income tax benefit of EUR 0.6 million for the nine months ended September 30, 2003, compared to income tax benefit of EUR 0.4 million for the nine months ended September 30, 2002.

Net income/loss. We reported net loss of EUR 0.4 million for the nine months ended September 30, 2003, compared to net income of EUR 2.3 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 21.4 million at September 30, 2003, an increase of EUR 6.1 million compared to the year ended December 31, 2002. The increase is principally attributable to reductions in short-term borrowings.

Operating Activities

Net cash provided by operating activities was EUR 5.5 million for the nine months ended September 30, 2003. The net loss of EUR 0.5 million was adjusted to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 0.8 million, bad debt provision of EUR 0.15 million and amortization of photographs and videos of EUR 5.2 million provided a total of EUR 5.8 million. The total of EUR 5.8 million was then added to by changes in related party receivable, prepaid expenses and other current assets, accounts payable trade and accrued other liabilities totaling EUR 3.8 million offset by EUR 4.1 million from trade accounts receivable, inventories, and income taxes payable. Net cash provided by operating activities for the nine months ended September 30, 2002 was EUR 2.3 million. The increase in cash provided by operating activities for the nine months ended September 30, 2003 compared to the same period last year is primarily the result of changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2003 was EUR 7.4 million. The investing activities were principally investment in library of photographs and videos of EUR 5.4 million, which was carried out in order to maintain the 2003 and 2004 release schedules for both magazines, video and DVD, and EUR 1.8 million invested in capital expenditures. The decrease over the comparable nine-month 2002 period is principally due to decreased investments in library of photographs and videos.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2003 was EUR 1.5 million, represented primarily by convertible notes (see below) and a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million was received in March 2003. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. The balance of the loan will be paid out over the remaining period of construction of the building, which is expected to be completed in 2004. The increase over the comparable nine-month 2002 period is primarily due to the initial amounts received from the the convertible notes and the loan.

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

In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio agreed to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum. In addition, Consipio has agreed to acquire a USD $3.0 million note from the Company to Beate Uhse AG, which note was due on December 13, 2003, with interest at the rate of 5% per annum, and to restrucure the note to provide for the extension of the maturity date by five years and an interest rate of 9.9% per annum.

In May 2003 Euro 1.65 million of the approximately Euro 6.6 million related party note payable to Luthares was re-financed by BPA Bank at the same interest rate as on the Note Payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. Thus the remaining balance on the Note Payable to Luthares is Euro 4.9 million.

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million, Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The securities purchase agreements each provided for the sale of one-half of the convertible notes ($1.125 million aggregate principal amount) and the issuance of all of the Series A and B Warrants as of the first closing, September 19, 2003, and obligated each of the investors to purchase, and for us to sell and issue to these investors, the remaining convertible notes ($1.125 million aggregate principal amount) immediately following the registration with the SEC of the common stock issuable under the convertible notes and the warrants (the second closing), which financing was completed effective October 27, 2003. Effective as of the first closing we received aggregate gross cash proceeds of $1,125,000, and we received an additional $1,125,000 of aggregate proceeds at the second closing, in each case before deduction of selling expenses.

Interest on the notes is payable quarterly, and interest accrues at the rate of 7% per annum from their respective issue dates of September 19, 2003 and October 27, 2003. The outstanding principal balance is due and payable on August 31, 2006, subject to acceleration upon the occurrence of specified events of default. Pursuant to the terms of the notes, the note holders may elect to convert their notes, at any time prior to maturity, into shares of our common stock at a fixed conversion price of $2.00 per share. In addition to anti-dilution provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, this conversion price is subject to downward adjustment upon the issuance by us of common stock or securities convertible into common stock at a price per share of less than $2.00 per share. We may elect, with limited exceptions, to pay the interest due under the notes through the issuance of shares of common stock at a conversion price equal to the arithmetic average of the five lowest daily volume-weighted average prices of our common stock during the 15 consecutive trading days immediately preceding payment.

In connection with the sale of the convertible notes, effective as of September 19, 2003 we issued to the four investors Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The Series A Warrants have an exercise price of $2.00 per share, and are exercisable at any time from September 19, 2003, through September 19, 2008. The Series B Warrants have an exercise price of $1.00 per share, are exercisable only upon the occurrence of specified events, and expire on September 19, 2004. Events which entitle the holders of the Series B Warrants to exercise the warrants include the following: (i) a material adverse change in our business, as defined in the securities purchase agreements; or (ii) the “market price” of our common stock on March 19, 2004, is less than $2.37, with the “market price” being defined as the arithmetic average of the five lowest daily volume-weighted average prices of our common stock during the 15 consecutive trading days immediately preceding March 19, 2004. In addition to anti-dilution provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, the exercise price of the warrants is subject to downward adjustment upon the issuance by us of common stock or securities convertible into common stock at a price per share of less than the then current exercise price. Payment of the exercise price of the warrants may be made, at the option of the warrant holder, either in cash or by a “cashless exercise.” Upon a cashless exercise, in lieu of paying the exercise price in cash, the warrant holder would receive shares of common stock with a value equal to the difference between the market price (the average of the closing prices of the common stock for the five trading days immediately preceding the exercise date) at the time of exercise and the then current exercise price multiplied by the number of shares so exercised.

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

Item 4.  Controls and Procedures

As required by SEC Rule 13a - 15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Conversion of Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock under our Articles of Incorporation, of which 7,000,000 million have been issued as Series A Preferred Stock On March 18, 2003 Slingsby Enterprises Limited, the record owner of the outstanding Series A Preferred Stock, converted 5,350,000 of the 7,000,000 shares of $4.00 Series A Preferred Stock into 16,050,000 shares of common stock in accordance with the terms of the Series A Preferred Stock. On August 8, 2003, the remaining outstanding 1,650,000 shares of Series A Preferred Stock were converted into 4,950,000 shares of common stock. Accordingly, as of August 8, 2003, no shares of Series A Preferred Stock remained outstanding.

September 2003 Financing Transactions

Pursuant to financing transactions entered into by us in September 2003, we issued $2.25 million of our convertible notes, Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. For information concerning the terms of the convertible notes and warrants, see “Management’s Discussion and Analysis of Results of Operations - Liquidity and Capital Resources - Financing Activities.”

The sale and issuance of the notes and related warrants are deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as they were sold to a small number of accredited institutional investors and were made without general solicitation or advertising.

In September 2003, we retained Neveric Capital, Inc. to act as placement agent in connection with the placement of the convertible notes and warrants in September 2003 and future transactions. As a part of our agreement with Neveric Capital, Inc., we agreed to issue a warrant to Neveric Capital, Inc. for the purchase of up to 100,000 shares of our common stock on the same terms as the Series A Warrants and agreed to register the shares underlying the warrant. The issuance of the warrant is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to a broker-dealer believed to be an accredited investor and was made without general solicitation or advertising.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

*4.1	Form of Securities Purchase Agreements dated as of September 10, 2003, entered into by the Company with each of Omicron Master Trust, Cranshire Capital L.P., and Solomon Strategic Holdings, Inc., including as exhibits thereto:

(a)    Exhibit “A” - Form of Convertible Note.

(b)    Exhibit “B” - Form of Series A Warrant.

(c)    Exhibit “C” - Form of Series B Warrant.

(d)    Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(e)    Exhibit “E” - Form of Legal Opinion.

*4.2	Form of Securities Purchase Agreement dated as of September 10, 2003, entered into by the Company with CD Investment Partners, Ltd., including as exhibits thereto:

(a)    Exhibit “A” - Form of Convertible Note.

(b)    Exhibit “B” - Form of Series A Warrant.

(c)    Exhibit “C” - Form of Series B Warrant.

(d)    Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(e)    Exhibit “E” - Form of Legal Opinion.

*4.3	Letter Agreement dated October 9, 2003, by and between the and CD Investment Partners, Ltd.31.1 - Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Registration Statement on Form S-3 (SEC File No. 333-109607) as filed with the U.S. Securities and Exchange Commission on October 10, 2003.

b. Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC. (Registrant)

Date: November 12, 2003	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer