Form 10-K
period 2003-12-31
PRIVATE MEDIA GROUP INC
filed 2004-03-29
CIK 1068084

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

34-93-590-7070

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 1b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2003, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $36,792,766. The aggregate market value has been computed by reference to the last sales price of the common stock on June 30, 2003.

On March 18, 2003 the registrant had 50,159,071 shares of Common Stock outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This Report includes forward-looking statements. Statements other than statements of historical fact included in this Report, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report regarding future events or prospects, are forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “should” or variations of these words, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We have based these forward-looking statements on our current view with respect to future events and financial performance. These views involve a number of risks and uncertainties which could cause actual results to differ materially from those we predict in our forward-looking statements and from our past performance. Although we believe that the estimates and projections reflected in our forward-looking statements are reasonable, they may prove incorrect, and our actual results may differ, as a result of the following uncertainties and assumptions:

•	our business development, operating development and financial condition;

•	our expectations of growth in demand for our products and services;

•	our expansion and acquisition plans;

•	the impact of expansion on our revenue potential, cost basis and margins;

•	the effects of regulatory developments and legal proceedings on our business;

•	the impact of exchange rate fluctuations; and

•	our ability to obtain additional financing.

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

THE COMPANY

OVERVIEW

Private Media Group, Inc., a US incorporated company, and its subsidiaries (together referred to hereinafter as “Private Media Group”, “we” or “us”) is a leading international provider of high quality adult media content for a wide range of media platforms.

Private Media Group, Inc. is incorporated in the State of Nevada. In accordance with Nevada law we maintain a registered office at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada.

Our European headquarters are located at the offices of one of our principal operating subsidiaries, Milcap Media Group, S.L., whose addresss is Carretera de Rubí 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain, telephone + 34-93-590-7070.

Any references in this report to Milcap Media Group refers to Milcap Media Group S.L. (Spain), and Milcap Media Limited refers to Milcap Media Limited (Cyprus).

We acquire worldwide rights to still photography and motion pictures tailored to our specifications from independent directors and process these images into products suitable for popular media formats such as print publications, videotapes, DVDs and electronic media content for Internet distribution. We distribute our adult media content directly, and through a network of local affiliates and independent distributors, through multiple channels, including (1) newsstands, video rental stores, travel retail and adult bookstores, (2) mail order catalogues, (3) cable, satellite and hotel television programming, (4) over the Internet via proprietary websites and broadband delivery services and (5) wireless telephony. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties. In the fiscal year ended December 31, 2003, we had net sales of EUR 38.5 million and a net loss of EUR 0.6 million.

Our business was founded in 1965 and achieved initial success through our flagship publication, Private, the first full color, hard-core sex publication in the world. Today, we produce four X-rated periodical magazines: Private, Pirate, Triple X and Private Sex, as well as several special feature publications each year. As of December 31, 2003, we had compiled a digital archive of more than two million photographs and all of our 402 print publications. We expect to add two additional issues and hundreds of photographs each month to this archive. Approximately 300,000 copies of our print publications are distributed each month at an average retail price of approximately Euro 11.50. We distribute our publications through a network of approximately 250,000 points of sale in more than 40 countries, with strong market positions in Europe, Latin America, Australia and Canada. We believe that our distribution network has the potential to reach nearly 500,000 points of sale in our existing markets.

Since 1992, we have also acquired, processed and distributed adult motion picture entertainment. We acquire worldwide rights to motion pictures that meet our exacting standards for entertainment content and production value from independent directors, either under exclusive contracts or on a freelance basis. We then edit and process these motion pictures to ensure consistent image quality and prepare and customize them for distribution in several formats, including DVDs, videocassettes, broadcasting, which includes cable, satellite and hotel television programming, and the Internet. Our proprietary motion pictures and those produced by joint ventures in which we participate have received more than 100 industry awards since 1994, evidencing our success in setting high quality standards for our industry. As of December 31, 2003, our movie library contained more than 700 titles. We expect to add more than 100 titles in 2004.

We launched our first Internet website, www.private.com, in 1997. We now own a number of sites directed at specific customer bases, including www.privatespeed.com and www.private.com/shop. We also generate incremental sales by licensing our trademarks and proprietary adult media content for use on the websites of other companies.

Since 1997, we have expanded our presence in emerging electronic markets for adult media content, such as the Internet, broadcasting and are currently in the process of launching products developed for use on hand-held devices including both mobile phones and Personal Digital Assistants. We believe that these technologies represent a substantial growth opportunity for us in the future.

In addition, we license our content to cable and satellite television operators as well as to hotels. We have also launched three television channels, Private Gold, Private Blue and Private Fantasy, that broadcast our content. Consumers pay for these products either on a pay-per-view basis or by subscription.

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

Market Opportunity

Demand for adult entertainment products has grown substantially in recent years. We believe that the total worldwide adult entertainment market exceeds $56 billion annually. Of this market, we believe that our target market, including print publications, videocassettes, DVDs, broadcasting and the Internet, comprises more than $40 billion. We believe that two principal factors are driving growth in our industry: the relaxation of social and legal restrictions on distribution of adult entertainment products and new technologies that facilitate the distribution of high quality adult media content to consumers in the privacy of their own homes. As a result of liberalized regulation of adult entertainment products, we now distribute our products in physical form in more than 40 countries worldwide with an aggregate current population of 1.1 billion, as compared to six European countries with a population of 144 million when the current management took over in 1991. We expect this liberalizing trend to continue, which should expand our potential markets further in the future.

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

Our Competitive Strengths

We believe the following strengths, among others, will enable us to exploit the growing global market for adult entertainment:

Extensive library of high quality adult media content

We have an extensive library of high quality adult media content. As of December 31, 2003, our library included still photographs developed for more than 400 back-issues of magazines and more than 700 movies. We hold exclusive worldwide rights to this entire content archive. This has enabled us to enter into global distribution arrangements with a wide range of media content providers, including leading international companies. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored most of our existing motion pictures in digital form. We believe that this electronic archive constitutes one of the largest libraries of high quality adult media content in the world.

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

Established market position and distribution network

We have a well-established worldwide distribution network which has been built up over the past 39 years, including some 250,000 points of sale in over 40 countries as of December 31, 2003. In many markets, we believe that our established presence hinders our competitors’ ability to break into the market. In some cases, exclusive distribution agreements improve our market position further. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. For example, we were able to utilize our existing video distribution channels to reach customers with our DVD-based products. In electronic media categories, we have entered into strategic alliances with a number of leading international service providers. In addition, we have assembled an internal team of Internet specialists to maintain and improve our Internet infrastructure and electronic products and services. We believe that our broad, multi-format distribution network affords our customers convenient access to high quality adult media content in the format of their choice.

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

Experienced professional management

Our management team has extensive experience in the production and distribution of adult media content and in general business administration. Berth H. Milton, our Chairman of the Board and Chief Executive Officer, has extensive knowledge of our industry and has successfully founded and developed other profitable businesses. Other members of our management team have broad expertise in content production, sales and marketing, technology and finance, and have contributed to our record of growth in our core business and in acquiring and integrating companies in related businesses.

Our Strategy

Our vision is to be the world’s preferred content provider of adult entertainment to consumers anywhere, at any time and across all distribution platforms and devices. We have developed the strategies described below to increase sales and operating margins while maintaining the quality of our products and services and the integrity of our brand name.

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

To be at the forefront of the adult entertainment industry in adapting new technology and distribution channels such as broadband distribution of our motion pictures. By actively seeking out and utilizing advanced technologies to distribute our content such as, broadband, Internet, cable and satellite television and wireless devices we expect to increase revenues with minimal incremental cost.

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

To complete the digitalization of our entire movie and photograph library in order to prepare our library for distribution in new electronic media. We have developed an extensive library of motion pictures and other pictorial content. Until recently, this library was archived on a master print, which would allow duplication in traditional media. New forms of electronic distribution provide us with an opportunity to use this content by distributing it through new forms of media, such as, Internet, broadband and wireless devices. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored most of our existing motion pictures in digital form.

Continue to increase and strengthen brand awareness. We have developed strong brand awareness within each of our magazines and videos’ targeted markets. We own the worldwide rights to all of our content. We seek to strengthen awareness of our brand name by consistently featuring the Private label prominently in our product packaging, cross-promoting our own products, selectively sponsoring sports and distributing under the Private label complementary or ancillary non-media products that are consistent with an adult entertainment lifestyle.

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

We expect to produce approximately 80 X-rated and 36 R-rated movies in 2003, with distribution through a worldwide network that covers approximately 60,000 points of sale, including primarily video shops and adult book stores. We believe we have the potential to reach more than 155,000 points of sale. We have also worked together on creating labels with other recognized brands, including, in 2000 the introduction of a the Private Penthouse Video label in conjunction with Penthouse.

As of December 31, 2003, our movie library contained more than 700 movie titles. By the end of 2004 we expect the total to increase to more than 800 titles. Nearly all titles are available on videocassette and DVD. These products are sold by distributors, primarily to retail stores and wholesalers worldwide. Many of our original motion picture programs have also been re-edited and licensed to cable, satellite and hotel television operators.

Internet

We launched our first Internet website, private.com, in 1997. We now own a number of sites directed at specific customer bases, including privatespeed.com and private.com/shop. We also generate incremental sales by licensing our trademarks and proprietary adult media content for use on the websites of other companies.

The Internet team has combined Private Media Group’s extensive media library with the most advanced technology to take advantage of the growth of Internet access and new distribution methods. Private has developed several key product offerings which include a subscription based service, broadband video on demand site, live sex chat service, adult personals, DVD rental service, and e-commerce shop.

In 2003, Private took the decision to outsource the Internet operations in order to lower operational expenses and increase its profit margin. This move will allow Private to focus solely on its strategic marketing and sales plan for the future growth of its catalogue of online products.

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

Effective April 1, 2001, we acquired the inventory and certain contracts of our U.S. distributor, Private USA, in exchange for Euro 1.0 million and the assumption of Private USA’s obligations under some contracts.

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

On May 30, 2003 the Company acquired certain assets, including governmental film board approvals and distribution rights from its former Canadian distributor, Software Entertainment Ltd. In exchange for Euro 0.7 million.

On November 26, 2003 the Company entered into an Asset Purchase Agreement to acquire certain intangible assets from International Film Production and Distribution Limited, including certain rights and distribution and licensing agreements. The transaction closed on November 28, 2003. The consideration for the transaction was Euro 2.5 million.

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

Through a process of evolution rather than revolution the adult entertainment industry has become more acceptable over time, with a relaxation of the regulations and guidelines governing the industry. For example, in the United Kingdom, one of Europe’s more restrictive countries with respect to adult entertainment, there has been a gradual relaxation of what is suitable for public viewing. The British Board of Film Classification, BBFC, has introduced the `R18’ category, allowing distribution of hardcore adult videos through licensed sex shops for the first time. The approval from the BBFC, and subsequent theatrical release of movies such as The Idiots and Intimacy have also broadened what is regarded as acceptable adult content.

New technologies have helped to legitimize the industry and increase the size of the market. During the 1980s, the introduction of adult movies on videocassette and through broadcasting on cable and satellite television increased acceptance of adult media content by confining it to the privacy of the consumer’s home. More recently, the Internet has become a primary distribution platform for both suppliers and consumers of adult media content providing low-cost delivery and increased privacy. Although currently under-exploited, third generation mobile and handheld devices are likely to increase the market even further in the future, making adult media content viewing mobile.

The production and distribution of adult media content is very competitive. Hundreds of companies are now producing and distributing movies to wholesalers and retailers, as well as directly to consumers. The low cost of high quality video cameras and equipment has significantly lowered the barrier to entry for production of adult media content. According to Adult Video News, approximately 10,000 new adult video titles were released in the United States in 1999, up from 8,950 in 1998 and 1,275 in 1990. The bulk of this production is represented by low quality, amateur productions, made for only a few thousand dollars, as opposed to the larger, professionally produced movies with high production values. Around 20 major producers, such as Private Media Group, Vivid, Video Company of America and Metro, release most high budget adult videos and DVDs. See “Business-Competition.” In addition, because it costs as little as $ 5,000 to establish an Internet presence, there is significant competition among distributors of adult media content over the Internet. The proliferation of websites distributing adult media content has itself fueled a greater and ongoing demand for the creation and licensing of new adult media content.

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

Broadcasting

Cable and satellite television has brought adult media content into the privacy of the home. Technological developments, in particular the evolution of digital broadcasting, has not only increased the number of channels that can be delivered directly to the home via satellite (DTH or DBS) and cable, but has also led to the development of on-demand technologies such as Video On Demand (VOD) and Near Vide On Demand (NVOD). The development of these services is benefiting the adult entertainment industry by providing a greater number of special interest channels allowing platform providers to target niche audience and also provide premium tier, Pay-Per-View (PPV) and subscription services.

General growth in the PPV market in the US and Western Europe is expected to result in part from cable system digitization upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators have begun the shift from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS ((Digital Broadcast Satellite) providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). Adult services will serve as an important ‘driver’ to cable systems in their efforts to convert analogue subscribers to digital. Private Media Group expects that all of its future cable launches will be on a digital platform.

United States

According to the National Cable and Telecommunications Association (“NCTA”), Cable MSOs deliver service to approximately 73 million basic households in the United States as of November 2003. As of September 2003, approximately 21.5 million received digital cable service. In addition, Kagan World Media (“Kagan”) indicates that total analog and digital addressable cable service (i.e., basic cable households that have the capability of receiving PPV or subscription services) was provided to 31.2 million households. The NCTA estimates that by 2006 there will be 48.6 million digital cable subscribers.

Kagan reported in its January 17, 2003 newsletter that there were a total of 19.7 million DBS households as of December 31, 2002 (DirecTV provides services to 11.4 million households and EchoStar Communications Corporation’s DISH Network (“DISH”) provides services to 8.3 million households). During 2002, DirecTV and DISH gained 2.5 million net new subscribers. Kagan estimates that DBS will grow to 26 million subscribers by the year 2006.

Based on the above sources, the total estimated number of digital cable and satellite subscribers for 2006 is approximately 75 million households, a growth of 87%.

Turning to the adult entertainment segment, content distribution has evolved over the past twenty-five years from home video platforms (video cassette) to cable television systems and DBS providers via PPV, and more recently to VOD. In the early 1980’s, cable television operators began offering subscription and PPV adult programming from network providers such as Playboy Enterprises, Inc. (“Playboy”). Competition consists primarily of other premium pay services, such as general-interest premium channels like HBO and Showtime, and other adult movie pay services.

Kagan estimates that adult PPV revenue generated by cable systems and DBS providers in 2002 was $609 million, representing an increase of 15% from revenues of $529 million generated by the category in 2001. Kagan projects revenues from the adult category to grow to $917 million by the year 2006.

According to Showtime Event Television, adult pay-per-view took in $367 million in 1999 – a more than six fold increase from the $54 million of 1993, easily outpacing the grow of competing pay-per-view events like boxing or wrestling. According to TEN’s President, Ken Boenish, “we have cable partners who make more money on two of my networks than six feeds of HBO and 30 channels of pay-per-view combined. Buy rates run as high as 15% in markets like Memphis and Kansas City while Playboy was stuck at 3% in NY, half of what one of our products (Pleasure) has already achieved.”

Cable operators are also using their upgraded plants to provide their digital customers with VOD (Video-On-Demand) services. VOD provides the opportunity for a consumer to view a movie at any time, rather than only during the purchase window provided by the cable operator. According to Smart Money (May 2002 issue), there were 2.4 million VOD-enabled subscribers in North America as of December 2001. Smart Money estimates that this number will increase to 6.0 million by the end of 2002, and to 23.0 million by 2005. It is part of the Company’s broadcasting strategy to engage in VOD services in the future.

A new Morgan Stanley study estimated that the VOD market by cable operators will reach $2.5-3 billion in 2007. Further, the study found “the massive drop in technology costs suggests that $5 to $6 of incremental revenue is enough to offset the incremental PVR (personal video recorder) or VOD capital and maintain the internal rate of return on a typical cable subscriber at 25%.”

(1)	Demanding DVDs, Morgan Stanley’s VOD Outlook, Matt Stump.

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

According to searchterms.com, ‘sex’ is the third largest category searched for on the Internet after ‘autos’ and ‘travel’, but above ‘shopping’, ‘games’ and ‘MP3’. Of the 1.6 billion web pages indicated as available by the Google search engine, searching for ‘sex’ results in 15.9 million pages and ‘porn’ results in 3.3 million. In June 2001, Internet monitoring company NetValue estimated the following numbers of Internet users were visiting adult sites at least once per month: 5.3 million in Germany; 3.8 million in the United Kingdom; 2.7 million in France; 2.4 million in Italy and 1.5 million in Spain. In the United States, PR Week reported that Nielsen/Net and Media Metrix estimated that approximately 21 million Americans visit an adult content site at least once per month.

A number of well-established Internet businesses have recognized the revenue potential of adult media content and now provide those services.Freenet.com, Germany’s second largest internet service provider has launched Fundorado.de offering hardcore movies, photographs and sex chat groups on a monthly subscription basis. In the United Kingdom, online retailer Lastminute.com has recently introduced a range of adult games and toys to its site. However, this development has also been subject to criticism, leading to withdrawals such as Yahoo!’s reversal of its decision to sell adult videos on its sites after receiving numerous complaints from consumers.

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

MAGAZINE PUBLICATIONS

Our publishing operations include the publication of the adult magazines identified in the table below, special editions consisting of previously published material and occasional newsstand specials, calendars and paperback books. All of these magazines, together with local editions, are printed under various trade names and are distributed in over 40 countries. We publish several customized editions of our four principal magazines. Each edition contains the same editorial material but provides locally targeted content reflecting local governmental regulation regarding explicit adult publications. Most of our magazines feature pictures of men and women engaged in erotic and sexually explicit situations. We distribute approximately 300,000 copies of our print publications per month at an average retail price of approximately (Euro) 11.50. In 2002 we introduced a new magazine, directed at the gay market, Private Man. Our most popular publications are Private, Pirate, Private Sex and Triple X.

MAGAZINE LIBRARY

	As of December 31,
	2003	2002
Title	Nº of Issues	Nº of Issues
Private	180	174
Pirate	82	76
Triple-X	56	50
Private Sex	47	41
Private Man	4	2
Mansize	4	—
Special Editions	14	9
Best of Private (Book)	14	14
Special Editions (Book)	1	—

Total	402	366

	Quantities of Magazines Produced (Printed, not sold)
Title	2003	2002
Private	530,660	590,300
Pirate	380,905	435,250
Triple-X	365,465	419,560
Private Sex	318,825	351,275
Private Man	80,100	80,250
Mansize	154,125	—
Special Editions	309,190	153,825
Best of Private (Book)	—	42,925
Special Editions (Book)	—	60,985

Total	2,139,270	2,134,370

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

For the past few years, we have sought to expand the use of our magazines’ content and other assets across different media formats. Our primary focus in recent years has been the re-editing and digitizing of every Private magazine for use on our websites. This content was initially available on our websites in May 1998, and we completed the digitization of our still photo archive in 2000.

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

Our full-time editorial and post-production staff consists of an editor-in-chief, six executive editors and approximately seven editors, associate editors and assistant editors who oversee the quality and consistency of the artwork and editorial copy and manage the production schedule of each issue. The production of each issue requires the editors to coordinate the activities of a writer, a pencil artist, an inker, a colorist and a printer over a two-month period. The majority of this work is performed on our premises in Barcelona, Spain. We have entered into agreements with some photographers and writers under which such people have agreed to provide their services to us on an exclusive basis, generally for a period of one to three years.

MOVIE PRODUCTIONS

In 1992, we began releasing movies under the Private label.

Our adult movies are in genres similar to our magazines and books under the titles listed in the table below. Normally, we spend on average between $ 50,000 and $ 125,000 per movie. This amount excludes the computation of the post-production, master production, duplication and distribution costs. Generally, Milcap Media Group creates and designs all artwork for promotional items and packaging and contracts for printing services. Since 1997, independent laboratories have duplicated all of our videocassettes for us. Similarly, since 1999 all DVDs have been duplicated by independent laboratories as well. A number of our titles, including Private Film, Private Video Magazine, Triple X, Private Stories, Private Gold and The Matador Series are released on a monthly basis while others are released on a bimonthly or less frequent basis. As of December 31, 2003, our movie library contained more than 700 movie titles. By the end of 2004, we expect the total to increase to more than 800 titles. Almost all titles are available on both videocassette and DVD. We sell approximately 100,000 videos and 200,000 DVDs per month. We continue to expand our video operations in international markets and presently market our video products in over 40 countries.

We finance all of our adult movies, and we contract with video and movie producers on a flat fee basis. We have entered into agreements with some movie directors under which they have agreed to provide their services to us on an exclusive basis, generally for a period of one to three years. All producers generally assume production costs and obligations, including among other things, the delivery of rights and model releases.

MOVIE LIBRARY	As of December 31,
	2003	2002
Title	Nº of Titles	Nº of Titles
Amanda’s Private Diary	5	5

Best of …- End of Year	9	8

Gaia	6	6

H**** Housewives	9	9

Mansize	2	—

Peepshow Special	12	12

Pirate Fetish Machine	13	8

Pirate Video	12	12

Pirate Video de Luxe	16	16

Private Black Label	33	28

Private Castings	50	42

Private Films	28	28

Private Gold	62	57

Private Man	6	3

Private Movies	10	5

Private Reality Video	22	12

Private Sports	5	—

Private Stories	27	27

Private Superf***ers	12	12

Private Tropical	9	3

Private Video Magazine	26	26

Private X-Treme	10	5

Private XXX	15	15

Private-Ninn	4	3

Private-Penthouse Movies	12	12

The Best by Private – Compilations	52	40

The Matador Series	15	15

The Private Life of	17	11

Triple X Files	12	12

Triple X Video	32	32

Virtualia	6	6

When Pornstars Play	1	—

Private Fantasies (DVD only)	5	5

Private Interactive (DVD only)	1	1

Private Lost Treasures (DVD only)	9	8

Erotica (soft titles)	137	102

Total	702	586

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

Distribution

We distribute our productions worldwide via masters, videocassettes and DVD’s that are sold or rented in video stores, sex shops, newsstands and other retail outlets, and where permitted, through direct mail. Our website has contributed to increasing video and DVD sales, and we expect this new medium to become a significant distribution channel in the future.

We have entered into distribution agreements in over 40 countries. Under these distribution agreements, and according to the territory, one of our subsidiaries, Peach Entertainment Distribution or Milcap Media Group, agrees to provide a specific minimum number of new titles each month during the term of the agreement, and a licensee normally serves as the exclusive distributor throughout its own country or language territory. Under the various distribution agreements, licensees are normally required to purchase a minimum number of units for each monthly period during the term of the agreement.

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

The DVD Market

Distribution of DVDs represents one of our fastest growing markets. We believe we set a high standard for DVDs in the adult entertainment industry, with each DVD released by us possessing five language options as well as four other subtitled languages. We believe that our multi-language DVD format provides a significant competitive advantage for us because it attracts consumers worldwide and expands our international marketing and sales potential. This global format allows us to reduce our overall unit production costs and increase profit margins. Currently, the majority of DVDs released by our competitors in the United States and worldwide are produced in only one language. As a result, they have to either license titles country-by-country or manufacture each title in separate languages, thus losing out on economies of scale. As the manufacture of each DVD master disc, prior to duplication, costs approximately $ 10,000, this further drives down our competitors’ profit margins.

Currently, mainstream movie titles are released on DVD in six Regional Codes or Zones. This is required primarily because producers often do not control the worldwide rights to their titles. Our DVDs are playable in any region, in every country in the world, because we own and control the global rights to everything we have produced.

Our DVDs are also “Internet Activated,” which means that when a consumer plays the DVD in a personal computer, that person also gets a direct link to our websites, where they can view our content by purchasing a subscription or visit our extensive on-line shopping area. We also sometimes add `extras’ to our DVDs, including alternative endings to movies, interviews with the stars, biographical data on the actors, their roles in other in-house productions and publications, and multiple-angle views.

Broadcasting

Since launching the broadcasting business in 2000, we have rapidly expanded in Eastern and Western Europe, Latin America and the United States. The broadcasting business was launched through an exclusive joint venture agreement with International Film Productions and Distributions, Ltd., (“IFPD”). IFPD is a European-based television broadcasting company associated with major content providers that specializes in the distribution of adult cable and satellite television channels. Under the joint venture agreement, IFPD was responsible for promoting and broadcasting PRVT’s two adult channels, namely Private Gold (hardcore) and Private Blue (soft core), globally. The agreement provided PRVT with 65% of the gross profits generated from the broadcast of, and advertising on, these channels. Recently, the joint venture was dissolved and PRVT acquired the channel names Private Gold and Private Blue and is currently licensing them to affiliated companies of IFPD, under a two-year agreement. The license is worldwide excluding North and Latin America. In August 2003, we announced the launch of The Private Fantasy Channel.

The Private Blue & Private Gold Channels

The Private Blue channel was launched in United Kingdom, under an exclusive joint venture agreement with Zone Vision Enterprises (“ZV”), a UK-based television company, and IFPD. As mentioned above, PRVT acquired the channel name Private Blue, and is currently licensing it to an affiliate company of IFPD (to whom ZV sold the Private Blue channel) for a fixed fee. Private Blue is available through the analog and digital satellite platforms of BSkyB and the Telewest cable network in the United Kingdom. Private Blue is also available in Turkey on the DigiTurk platform, and in Hungary and Slovakia on the UPC networks, and in the Netherlands with MediaKabel. Private Blue also has an international satellite feed on the SIRIUS 2 satellite, which gives it access to subscribers in all territories of Europe from 23.00 to 05.00 Central European time every day of the year.

The Private Gold television channel is broadcasted under Dutch license, and is available on the HCA Cable Association platform in Hungary, Slovakia and the Czech Republic, and on the UPC Direct satellite network. Private Gold has an international satellite feed on the AMOS 1 satellite, which gives it access to subscribers in all territories in Europe from 24.00 to 04.00 Central European time, every day of the year. Private Gold has a second satellite feed, on the ASTRA satellite with Cryptoworks Encryption. ASTRA is one of the leading satellite systems for direct-to-home transmission of television, radio and multimedia services in Europe, and currently has a fleet of nine satellites and transmits to 22 European countries.

The Private Gold channels were launched in Western Europe in 2001, under a joint venture agreement with Canal Digital AS and IFPD. Canal Digital distributes Private Gold in Sweden, Denmark and Finland. Canal Digital is jointly owned by Canal+ and Telenor. In 2001, Canal Digital had more than 1.1 million card customers and over 700,000 subscribers in the Nordic region.

Both Private Gold and Private Blue television channels were launched in Latin America in 2001, via the joint venture agreement with IFPD, and under a distribution agreement with Pramer S.C.A. Presently, PRVT holds this agreement directly with Pramer. Pramer is one of the largest companies in Latin America responsible for producing, distributing and commercializing content for cable and satellite television. Both channels are transmitted on the NSS 806 satellite that covers the entire South American continent, and reaches 15 million satellite and cable subscribers in the region.

We believe that currently the Private Gold and Private Blue channels are available to approximately 22 million potential viewers worldwide.

The Private Fantasy Channel

Private Fantasy Channel (PFC) is distributed as a Pay-Per-View (PPV) service using PPV technology which enables cable television operators or satellite providers to sell a block of programming, an individual movie, or an event for a set fee. PPV technology also permits cable television operators or satellite providers to sell our programming on a monthly, quarterly, semiannual and annual basis.

PPV programming is delivered through any number of delivery methods, including: (a) cable television; (b) DTH (Direct To Home) to households with large satellite dishes receiving a low-power analog or digital signal (C-Band) or DBS (Digital Broadcast Satellite services such as those currently offered in the US by EchoStar Communications Corporation and DirecTV); (c) wireless cable systems; and (d) low speed (dial-up) or broadband Internet connections (i.e., streaming video). The Company is not limited to use any of the described methods of delivery in the future.

In order to produce and deliver the channel we have agreements with several subcontractors. The management, programming and output of an enchrypted signal is currently carried out in Europe. The encrypted signal is thereafter delivered via cable or satellite to the distibutor.

In August 2003, we entered into an agreement with EchoStar Satellite LLC to make the pay per view channel available to more than 9 million DISH Network satellite TV customers in the U.S. On February 4, 2004, the Private Fantasy channel became available to DISH Network satellite TV customers.

Broadcasting Growth Potential

Worldwide growth in the PPV market is expected to result in part from cable system digitization upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators have begun the shift from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure 4 scrambled signals, allows for advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). Adult services will serve as an important ‘driver’ to cable systems in their efforts to convert analogue subscribers to digital. Private Media Group expects that all of its future cable launches will be on a digital platform.

Pay-Per-View in the United States

According to the National Cable and Telecommunications Association (“NCTA”), Cable MSOs delivered service to approximately 73 million basic households in the United States as of November 2003. As of September 2003, approximately 21.5 million received digital cable service. In addition, Kagan World Media (“Kagan”) indicates that total analog and digital addressable cable service (i.e., basic cable households that have the capability of receiving PPV or subscription services) was provided to 31.2 million households. The NCTA estimates that by 2006 there will be 48.6 million digital cable subscribers.

Kagan reported in its January 17, 2003 newsletter that there were a total of 19.7 million DBS households as of December 31, 2002 (DirecTV provides service to 11.4 million households and EchoStar Communications Corporation’s DISH Network (“DISH”) provides service to 8.3 million households). During 2002, DirecTV and DISH gained 2.5 million net new subscribers. Kagan estimates that DBS will grow to 26 million subscribers by the year 2006.

Based on the above sources, the total estimated number of digital cable and satellite subscribers in the United States for 2006 is approximately 75 million households, a growth of 87%.

Video-On-Demand in the United States

Cable operators are also using their upgraded plants to provide their digital customers with VOD (Video-On-Demand) services. VOD provides the opportunity for a consumer to view a movie at any time, rather than only during the purchase window provided by the cable operator. According to Smart Money (May 2002 issue), there were 2.4 million VOD-enabled subscribers in North America as of December 2001. Smart Money estimates that this number will increase to 6.0 million by the end of 2002, and to 23.0 million by 2005. It is part of the Company’s broadcasting strategy to engage in VOD services in the future.

INTERNET SERVICES

Overview

Private Media Group’s Internet team has combined its extensive media library with the most advanced technology to take advantage of the growth of Internet access and new distribution methods. Private has developed several key product offerings which include a subscription based service, broadband video on demand site, live sex chat service, adult personals, DVD rental service, and e-commerce shop.

In 2003, Private took the decision to outsource the Internet operations in order to lower operational expenses and increase its profit margin. This move will allow Private to focus solely on its strategic marketing and sales plan for the future growth of its catalogue of online products.

Key Products

Private.com (www.private.com) is the flagship site of Private Media Group’s Internet offerings. The site offers access to high-quality adult content that includes over 70 full-length Private movies, photosets, sex-stories, a full library of Private magazines in image and downloadable PDF format, and third-party content. In addition, subscribers receive access to live webcam, live sex shows performed by couples, and a adult personals. Premium content is also accessible through Private.com in a variety of different formats. The ability to purchase full-length DVD quality movies on a rental basis is available through Divx technology at a discounted rate for subscribers. One on one live chat is also accessible to members at a discounted rate. The site offers various payment methods to suit the ever-changing demands of the end-users that include credit card subscriptions, pay-per-minute diallers, debit cards, online cheques, and SMS payments. All payments are made through a secured system and verification process that are in-line with the International and local e-commerce regulations. The Private.com website is currently generating traffic of approximately 1.5 million visits per month and more than 25 million pages are viewed per month. The Private.com website features the most advance technology to enable Private to protect its digital assets from theft and file sharing through usage of Microsoft digital rights encryption and protection. Private also goes the extra step to protect its library by digitally watermarking all images. Private.com acquires customers primarily through advertising in DVDs, videos, magazines and broadcast programming with minimal incremental cost. It also acquires new customers by establishing partnerships with leading international portals. In 2003, Private.com had over 25,000 new memberships and experienced a growth of 14% on the year before. This was mainly due to the revamping of the site and more effective online marketing.

Private Shop (www.private.com/shop) offers a complete catalogue of Private products including Private DVDs and video titles, magazines, and adult toys available for purchase online. The site provides free pictures and free video clips to those who register with the shop. The site is built upon an extensive technical platform that utilises real-time, secure transaction processing. In addition, the Shop is available in multi-lingual format and currency options based on a users locale. In 2003, the Private Shop grew 22% as compared to 2002, this growth was due to a variety of different facets that include a more strategic marketing approach and increased traffic.

PrivateSpeed (www.privatespeed.com) is the broadband video on demand channel for Private. PrivateSpeed features an extensive collection of Private movies in both streaming and downloadable formats for rental online. Users of PrivateSpeed are offered a free membership to view trailers of movies and other premium content through a simple sign up process that collects their email address. In 2003, Private licensed the technology of Go Internet for the backend platform for PrivateSpeed. The complete site was redone to include a new design that features a simplified user interface, new streaming, advance account management, and searchable information. Through the partnership with Go Internet, Private has been able to significantly lower costs on it streaming and hosting solution. Since it’s relaunch in June of 2003, PrivateSpeed growth has been significant – over 200% from the first 6 months of 2003 as compared to the last 6 months. The site now boasts approximately 70,000 registered users with a growth on average of 8,000 sign-ups per month.

Private At Home (www.privateathome.com) is an online DVD rental service that launched in May 2003 in the UK. The site allows users to subscribe to a service of renting either 2 – 3 Private DVDs at any one time, which are then shipped directly to the privacy of their homes. The site offers payment methods especially geared for the UK market – including all major credit and debit cards - and billing is in local currency. All payments are processed through a recognised and established third party processor. In early 2004, Private is set to launch a similar service in France and Germany through various strategic partnerships that will provide marketing and sales support of the products on a revenue share basis.

Licensing. Private licenses the right to use their trademarks and their library of photographs and movies to certain third parties. This adds an additional revenue stream to the portfolio.

Newsletters. In 2002 Private established its own monthly newsletter, The Private Insider, which is now distributed via email free to over 236,634 subscribers. The newsletter is a key tool for maintaining communication channels with members of the private.com site. It offers free content to arouse member’s interest in the Private brand. The Insider promotes a mix of new and old products and a number of Private’s key models. For the online shop, Private offers a separate newsletter, which provides information on new products and current special offers. For the Private at Home and PrivateSpeed sites there is a monthly newsletter showing the latest site updates. In total Private have over 360,000 newsletter subscribers. Private adheres to a strict No SPAM policy and if subscribers do sign up for the newsletter they get a confirmation email with information on how to unsubscribe, which they can easily do at any time.

TRADEMARK LICENSING

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

In 1999 the ownership of the Private Collection was transferred to Doc Johnson Enterprises, a worldwide leader in the adult manufacturing and distribution business with more than 20 years of experience and a reputation for creative, innovative novelty products. Under a five-year agreement signed with Doc Johnson Enterprises they acquired exclusive worldwide right to manufacture, distribute, sub-contract, market, advertise and promote this range of adult novelty products under the brand name The Private Collection. We, in turn, are entitled to receive royalty income on a quarterly basis, with a guaranteed minimum payment. We also have a right to purchase at a special rate an unlimited amount of products manufactured under the agreement for our own distribution through the Internet, television home shopping and other similar media. Under the terms of the agreement, Doc Johnson Enterprises has agreed to maintain Private’s high standards, to market The Private Collection with a pricing policy similar to that of comparable merchandise under the Doc Johnson brand name and to market the Private Collection in a manner similar to that used by Doc Johnson for its own brands. We have agreed to promote The Private Collection through our own products and services.

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

Another piracy problem concerns the Internet. We are currently unable to confirm that all mail order sites selling Private products actually sell our original products and not pirated copies. The problem stems from distribution procedures, which in the case of Internet, is straight from the Internet provider’s order page to the consumer. Also, video streaming over the Internet renders it difficult for us to control the origin of what is shown.

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

Our primary competitors in the movie industry are adult motion picture studios, with in-house production and post-production capabilities. These include U.S. producers such as Video Company of America, Hustler and Vivid Film, owned by Playboy, as well as Wicked Pictures, Evil Angel Productions and Metro Global Media Inc. Other competitors are smaller, but locally or regionally they are capable of quickly identifying niche markets that could compete for our customers. In addition, we also compete with other forms of media, including broadcast, cable and satellite television, direct marketing, electronic media and adult entertainment websites.

Broadcasting

The distribution of adult movies on cable and satellite television systems and hotel pay-per-view systems is highly competitive. Competition in this area is increasing in line with increasing consumer demand for hardcore adult entertainment generally. Our strongest geographical market position for cable and television and distribution is in Europe and United States and Latin America, with our adult channels, Private Fantasy, Private Gold and Private Blue, and licensing arrangements with established European television networks, such as Canal+.

The strength of consumer demand for adult oriented cable programming is evidenced by the acquisition by Playboy of two hardcore U.S. cable channels from Vivid Film in July 2001. Until recently, Playboy’s business has been largely confined to softcore adult entertainment and it has resisted entry into hardcore markets. Competition in this market has also been impacted by an increase in the number and availability of satellite direct-to-home transmission channels. Our cable and satellite television activities in the United States has historically been limited to licensing our content to channel operators, such as Playboy, however, in 2004 we started broadcasting the Private Fantasy pay-per-view channel over Echo Star’s distribution platform.

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

Internet

The Internet market for adult oriented content has expanded dramatically over the past years. There are numerous adult media content websites competing with ours, operated by companies that possess global distribution, broadcasting and branding.

EMPLOYEES

As of December 31, 2001, 2002 and 2003 we employed 142, 177 and 163 people, respectively, on a full-time basis. In June 2003, we started up our Canadian subsidiary which as of December 31, 2003 employed nine people.

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

Federal and state obscenity laws define the legality or illegality of materials by reference to the U.S. Supreme Court’s three-prong test set forth in Miller v. California, 413 U.S. 1593 (1973). This test is used to evaluate whether materials are obscene and therefore subject to regulation. Miller provides that the following must be considered: (a) whether the average person, applying contemporary community standards would find that the work, taken as a whole, appeals to the prurient interest; (b) whether the work depicts or describes, in a patently offensive way, sexual conduct specifically defined by the applicable state law; and (c) whether the work, taken as a whole, lacks serious literary, artistic, political or scientific value. The Supreme Court has clarified the Miller test in recent years, advising that the prurient interest prong and patent offensiveness prong must be measured against the standards of an average person, applying contemporary community standards, while the value prong of the test is to be judged according to a reasonable person standard.

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

Since 1990, the Free Speech Coalition has worked with the U.S. government to create a workable regulatory system designated to prevent minors from working in the adult industry. Child Protection Restoration and Penalties Enhancement Act of 1990 (18 U.S.C. section 2257) requires, in essence, that no one can work without having copies of their passport or driver’s license, and a declaration under perjury of their age and true name, on file with a designated Custodian of Records, and available for inspection by law enforcement.

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

SEASONALITY

Our businesses are generally not seasonal in nature. However, June, July and August are typically impacted by smaller orders from some European and U.S. distributors, due to the holiday season.

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

In January 2002 Milcap Media Group renewed the lease for the building it currently occupies, located at Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain, for a further term of five years. Average monthly base rental expense is approximately $ 26,000. The building is currently used by all of our operating departments, primarily for marketing, administration and post production. In addition, the building serves as the European headquarters of Private Media Group, Inc. In addition, Milcap Media Group leases warehouse space also located on Carretera de Rubi. The lease expires in 2004 and the average monthly base rental expense is approximately $ 19,500. We recognize the rent expense on a straight-line basis over the term of the leases. Additionally, the leases requires us to pay our proportionate share of the building’s real estate taxes and operating expenses.

Effective December 31, 2002, Fraserside Holdings Limited (“Purchaser”) a wholly-owned subsidiary of Private Media Group, Inc. completed the purchase of all of the outstanding stock of Barbuda B.V., from Luthares Investments N.V. and Stichting de Oude Waag, companies indirectly beneficially owned by the Company’s principal shareholder. The principal asset of Barbuda B.V. is an approximately 6.300 square meter office facility and additional parking, located in Barcelona, Spain, currently under construction. Construction is expected to be completed in May 2004. The purpose of this transaction was to acquire this property as its European headquarters. Since the acquisition, the Company has been reevaluating its need for additional space. Presently, the Company intends to sell all, or a substantial part, of the property upon completion of construction.

The consideration paid by Purchaser to the seller for the stock was EUR 9,956,950. The consideration consisted of EUR 3,387,581 cash paid in December 2002 and a note payable in the amount of EUR 6,569,369. The note bears interest at a rate of EURIBOR+1% payable annually and is due and payable on December 31, 2008. The fair market value of the principal asset, the real estate, is based upon independent appraisals.

Private North America is the lessee under a lease effective April 1, 2001, with a term of five years, for a 21,500 square foot office and warehouse facility located in Sun Valley, California. Average monthly base rental expense is $ 11,200, which amount increases by $ 400 on an annual basis. The rent expense is being charged to operations on a monthly basis. Additionally, the lease requires us to pay our proportionate share of the building’s real estate taxes and operating expenses.

Currently, in addition to Barcelona, Spain, the group’s subsidiaries lease office and warehouse space in Knegsel, the Netherlands; Paris, France; Sun Valley, California and Montreal, Canada.

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

Except as disclosed above, neither Private Media Group, Inc. nor its subsidiaries is or has been, during the last two fiscal years, involved in any other litigation or arbitration proceedings which have had or might have a material influence on our financial condition or results of operations.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Private Media Group, Inc. Common Stock

The common stock of Private Media Group, Inc. has traded on the Nasdaq National Market since February 1, 1999 under the symbol “PRVT”. Previously, our common stock traded on the NASD, Inc. OTC Bulletin Board since March 29, 1996. The following table sets forth the range of representative high and low bid prices for the common stock for the periods indicated, as reported by the Nasdaq National Market. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal 2003:
First Quarter	$3.31	$1.16
Second Quarter	$2.48	$1.07
Third Quarter	$2.85	$1.88
Fourth Quarter	$2.24	$1.30

Fiscal 2002:
First Quarter	$9.80	$5.44
Second Quarter	$7.00	$2.02
Third Quarter	$3.90	$2.12
Fourth Quarter	$3.70	$1.92

On March 18, 2004, the last sales price reported on the Nasdaq National Market was $ 2.50. In December 2003, there were approximately 2,000 beneficial owners of our common stock.

Conversion of Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock under our Articles of Incorporation, of which 7,000,000 million have been issued as Series A Preferred Stock. On March 18, 2003 and August 8, 2003, Slingsby Enterprises Limited converted 5,350,000 and 1,650,000 shares of $4.00 Series A convertible preferred stock into 16,050,000 and 4,950,000 shares of common stock, respectively. Accordingly, as of August 8, 2003, no shares of Series A Preferred Stock remained outstanding.

Convertible Notes

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

In connection with the sale of the convertible notes, effective as of September 19, 2003 we issued to the four investors Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The Series A Warrants have an exercise price of $2.00 per share, and are exercisable at any time from September 19, 2003, through September 19, 2008. The Series B Warrants have an exercise price of $1.00 per share, are exercisable only upon the occurrence of specified events, and expire on September 19, 2004. Events which entitle the holders of the Series B Warrants to exercise the warrants include the following: (i) a material adverse change in our business, as defined in the securities purchase agreements; or (ii) the “market price” of our common stock on March 19, 2004, is less than $2.37, with the “market price” being defined as the arithmetic average of the five lowest daily volume-weighted average prices of our common stock during the 15 consecutive trading days immediately preceding March 19, 2004. On March 19, 2004 the “Market Price” was greater than $2.37. In addition to anti-dilution provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, the exercise price of the warrants is subject to downward adjustment upon the issuance by us of common stock or securities convertible into common stock at a price per share of less than the then current exercise price. Payment of the exercise price of the warrants may be made, at the option of the warrant holder, either in cash or by a “cashless exercise.” Upon a cashless exercise, in lieu of paying the exercise price in cash, the warrant holder would receive shares of common stock with a value equal to the difference between the market price (the average of the closing prices of the common stock for the five trading days immediately preceding the exercise date) at the time of exercise and the then current exercise price multiplied by the number of shares so exercised.

Equity Compensation Plan Information

On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan. In February 2003 the Plan was amended to provide for the issuance of up to 7,200,000 shares of the Company’s common stock to employees, consultants and advisors of the company, and was approved by the shareholders.

Full details of the Plan are included in note 18 to the financial statements and are summarized in the table below as of December 31, 2003:

( a )	Number of securities to be issued upon exercise of outstanding options, warrants and rights	4,110,253
( b )	Weighted-average exercise price of outstanding options, warrants and rights	3.30
( c )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a) above)	2,803,961

Dividend Policy

We did not pay any cash dividends during our last two fiscal years and we do not contemplate doing so in the near future. We currently intend to retain all earnings to finance the development and expansion of our operations, and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our Board of Directors on the basis of various factors, including results of operations, financial condition, business opportunities and capital requirements. The payment of dividends will also be subject to the requirements of Nevada Law, as well as restrictive financial covenants which may be required in credit agreements.

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

Transfer Agent

The transfer agent and registrar for our common stock is InterWest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for the five years ended December 31, 2003. The selected financial information has been derived from our consolidated financial statements which, for the three years ended December 31, 2001 have been audited by Ernst & Young AB, independent auditors, and for the two years ended December 31, 2003 have been audited by BDO Audiberia, independent auditors.

This selected consolidated financial information should be read along with our historical consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or appearing elsewhere in this Report.

	Years ended December 31,
	2003	2003	2002	2001	2000	1999
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Statement of Income Data:
Net sales	48,723	38,491	39,410	38,979	30,553	19,917
Cost of sales	24,153	19,081	17,031	13,827	11,693	9,608

Gross Profit	24,570	19,411	22,379	25,152	18,860	10,309
Selling, general and administrative expenses	25,154	19,871	20,562	16,751	11,469	7,455
Offering expenses	—	—	1,569	843	—	—

Operating income	(583)	(461)	249	7,557	7,391	2,854
Sale of controlled entity	—	—	—	1,862	—	—
Interest expense	964	761	366	194	213	304
Interest income	186	147	327	152	364	111

Income before income taxes	(1,361)	(1,075)	210	9,378	7,543	2,661
Income taxes	(639)	(504)	(130)	1,361	1,267	440

Net income	(722)	(570)	340	8,017	6,275	2,222

Other Comprehensive Income:
Unrealized loss on short-term investment	—	—	(67)	(134)	—	—
Foreign currency translation adjustments	813	642	666	(1,978)	(1,305)	2,023

Comprehensive income	91	72	939	5,905	4,970	4,245

Income applicable to common shareholders	(909)	(718)	(1,107)	6,428	4,769	816

Weighted average of shares outstanding:
Basic	43,493,163	43,493,163	28,626,327	28,137,817	27,002,220	25,269,792
Diluted	N/A	N/A	N/A	49,679,835	48,745,896	47,909,223
Basic income per share	(0.02)	(0.02)	(0.04)	0.23	0.18	0.03

Fully diluted income per share	(0.02)	(0.02)	(0.04)	0.16	0.13	0.03

Dividends declared per common Share	—	—	—	—	—	—

	As per December 31,
	2003	2003	2002	2001	2000	1999
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	1,083	856	1,694	6,408	1,624	861
Working capital	16,827	13,293	15,287	22,360	15,864	11,536
Total assets	86,265	68,149	68,989	57,086	43,864	29,969
Total debt	17,383	13,732	16,486	4,750	605	765
Total shareholders’ Equity	55,894	44,157	43,451	42,280	34,195	24,640

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generate revenues primarily through:

•	sales of movies on DVD and videocassette formats;

•	sales of adult feature magazines;

•	Internet subscriptions and licensing;

•	broadcasting movies through cable, satellite and hotel television programming; and

•	brand name and trademark licensing.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2001	2002	2003
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Magazine and video	16,224	13,763	12,522
DVD’s	11,871	15,482	18,309
Internet	7,741	6,059	4,819
Broadcasting	2,836	4,106	2,841
Other (1)	307	—	—

Total	38,979	39,410	38,491

(1)	Includes primarily net sales of CD-ROMs and licensing fees.

Over time, we expect net sales from magazines and videocassettes to continue to decline as a percentage of net sales in relation to total net sales from DVDs, the Internet and broadcasting. We expect net sales from DVDs, the Internet and broadcasting to grow during the coming years.

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

Our primary expenses include:

•	acquisition of content for our library of photographs and videos;

•	printing, processing and duplication costs; and

•	selling, general and administrative expenses.

Our magazines and DVD and videocassette covers are printed by independent third-party printers in Spain. We introduced DVDs as a motion picture medium in 1999. The production of each DVD master disc, prior to duplication, costs approximately $10,000. DVDs have a relatively low cost of duplication, inclusive of box and packaging, of approximately $2.00 per unit. Our DVDs are duplicated on an all region format, playable on both NTSC and PAL with multiple languages and sub-titles. We released 111 titles on DVD during 2003, 120 titles during 2002 and 119 titles during 2001, including both new and archival material. We plan to introduce approximately 120 titles on DVDs in 2004.

Over the years, our cost of sales has been fluctuating relative to net sales due to our use of new mediums for our products, such as the Internet, DVD and broadcasting. Internet and broadcasting sales has historically not carried any cost of sales and variations in these areas affect the overall cost of sales percentage in relation to sales. These new media provide us with additional sales of our existing content. However, our selling, general and administrative expenses have increased in relation to these media due to, among other things, our Internet development costs and ongoing administrative costs. We invest extensively in advanced computer and communications infrastructure.

In December 2003, a group-wide review of selling, general and administrative costs was initiated. The objective of the review is to restructure our operations to focus on our core business and reduce or abandon spending on, and investments in, activities not generating sufficient gross profits and/or operating profits. The costs of restructuring are not expected to be extensive. The reduction in selling, general and administrative cost in the areas targeted by the review are expected to have a positive impact on the results of operations in 2004.

We also incur significant intangible expenses in connection with the amortization of our library of photographs and movies and capitalized development costs, which include the Internet and broadcasting. We amortize these tangible and intangible assets on a straight-line basis for periods of between three and ten years.

Critical Accounting Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to impairment of the library of photographs and videos and other long lived assets, allowances for bad debt, income taxes and contingencies and litigation. Accounts receivable and sales related to certain products are, in accordance with industry practice, subject to distributors right of return to unsold items. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Management periodically reviews such estimates. Actual results may differ from these estimates as a result of unexpected changes in trends.

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

During 2002, the Company performed an initial impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. This generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets. There was no effect of on the earnings and financial position of the Company as a result of the impairment testing.

Other Intangible Assets represents the value attributable to certain acquisitions (see Note 3 and 9). Amortization expense is calculated on a straight-line basis over 10 years.

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

Results of Operations

2003 compared to 2002

Net sales. Our net sales in 2003 were EUR 38.5 million compared to EUR 39.4 million in 2002, a decrease of EUR 0.9 million, or 2%. We attribute this change to a decrease in Video and Magazine, Internet and Broadcasting sales. Video and Magazine sales decreased 9% to EUR 12.5 million, primarily as a result of DVD taking over from video in the marketplace. Internet sales decreased 20% to EUR 4.8 million as a result of a weaker US dollar and lower license sales. Broadcasting sales decreased 31% to EUR 2.8 million as a result of a decrease in license sales. The reduction in Broadcasting license sales is a result of the Company’s strategy to start operating its own TV channels in the United States. The launch of the channels requires the Company to refrain from selling its broadcast rights to third parties for the period leading up to the launch. The decrease in Video and Magazine, Internet and Broadcasting sales was offset by a increase in DVD sales of 18% to EUR 18.3 million. We attribute the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in DVD sales will continue through the remainder of 2004.

Net sales in general were affected by unfavorable changes in exchange rates. During the period the dollar weakened against the euro and since our sales in the United States are translated into euro this had a negative effect. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the fiscal year. The change in average exchange rate for the fiscal year 2003 compared to 2002 was a decrease of 17%. The balance sheet is translated at the year-end exchange rate. Due to the significance of the results reported in dollars the impact of the euro/dollar exchange rate on our major categories of revenue and expense can be material.

Cost of Sales. Our cost of sales was EUR 19.1 million for 2003 compared to EUR 17.0 million for 2002, an increase of EUR 2.0 million, or 12%. The increase was the result of a combination of an increase in sales volume in areas generating cost of sales and unfavorable exchange rate changes. Cost of sales as a percentage of sales was 50% for 2003, an increase of 7% compared to 2002. The increase in cost of sales as a percentage of sales was primarily the result of sales mix, see Gross Profit.

Gross Profit. Our gross profit for 2003 was EUR 19.4 million, or 50% of net sales, compared to EUR 22.4 million, or 57% of net sales for 2002. This represented a decrease of EUR 3.0 million, or 13%, compared to 2002. Gross profit as a percentage of sales was down 7% for 2003 compared to 2002. The decrease in gross profit was primarily the result of sales mix, with higher sales volume in products generating cost of sales, such as Videos, Magazines and DVDs combined, and lower sales in products not generating cost of sales, such as Internet and Broadcasting sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 19.7 million for 2003 compared to EUR 20.6 million for 2002, a decrease of EUR 0.9 million, or 4%. We attribute the decrease to an overall program started in 2003 where the objective is to review and reduce all controllable selling, general and administrative expenses in low or non-profitable areas, offset by our expansion in Canada through our new subsidiary Private Media Group Canada which became fully operational during the second half of the year. We expect selling, general and administrative expenses in low or non-profitable areas to continue to decrease in 2004.

Operating profit/loss. We reported an operating loss of EUR 0.5 million for 2003 compared to an operating profit of EUR 0.2 million for 2002, a decrease of EUR 0.7 million. Discounting non-recurring charges of EUR 1.6 million in offering expenses made in 2002, the decrease was EUR 2.4 million. The decrease was primarily the result of lower gross profit.

Interest expense. Our interest expense was EUR 0.8 million for 2003, compared to EUR 0.4 million for 2002.

Income tax expense/benefit. Our income tax benefit was EUR 0.5 million for 2003, compared to 0.1 million for 2002. The increase of EUR 0.4 million is primarily attributable to more of the Company’s losses being recorded in tax jurisdictions where there is a higher corporate tax than compared to other tax jurisdictions.

Net income/loss. Our net loss was EUR 0.6 million for 2003, compared to a net income of EUR 0.3 million for 2002. We attribute this change in net income in 2003 of EUR 0.9 million to decreased operating profit.

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

We reported a working capital surplus of EUR 13.3 million at December 31, 2003, a decrease of EUR 2.0 million compared to the year ended December 31, 2002.

We reported a working capital surplus of EUR 15.3 million at December 31, 2002, a decrease of EUR 7.1 million compared to the year ended December 31, 2001. The decrease is principally attributable to decreased accounts receivable related to better collection performance, a decrease in cash and cash equivalents and increases in short-term borrowings.

Operating Activities

Net cash provided by our operating activities was EUR 10.3 million for 2003 compared to EUR 4.3 million for 2002, and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. We adjusted our net income of EUR 0.6 million to reconcile it to net cash flows from operating activities. Adjustments included (1) depreciation of EUR 1.2 million, (2) convertible note adjustment of EUR 0.1 million, (3) bad debt provision of EUR 0.8 million, (4) amortization of goodwill and other intangible assets of EUR 0.1 million and (5) amortization of photographs and videos of EUR 7.1 million making a total of EUR 8.7 million which was offset by EUR 1.2 million from deferred income taxes, providing a net balance of EUR 7.5 million. Changes in operating assets and liabilities added a total of EUR 2.8 million through trade accounts receivable, prepaid expenses and other current assets, accounts payable trade, accrued other liabilities and income taxes payable totaling EUR 4.7 million, offset by EUR 1.9 million from inventories.

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

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2003 was EUR 9.6 million. The investing activities were investment in library of photographs and videos of EUR 7.0 million, which were carried out in order to maintain the 2003 and 2004 release schedules for magazines, videos, DVDs and broadcasting. In addition to investment in library of photographs and videos, EUR 3.3 million was invested in other intangible assets and EUR 2.0 million was invested in capital expenditures. The total cash used in investing activities was offset by EUR 2.7 million from sale of short-term investment, which was used to reduce the related party note payable. The decrease over the comparable twelve-month 2002 period is principally due to the absence of investments in a building included in capital expenditures in 2002.

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

Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2003 was EUR 2.2 million, represented primarily by EUR 7.7 million in repayments on short- and long-term borrowings and related party note payable offset by EUR 5.5 million in cash received provided by short- and long-term borrowings and convertible notes. We attribute the change over the comparable twelve-month 2002 period to the following:

The $2.0 million and $3.0 million loans from Beate Uhse AG were reduced by EUR 2.0 million, inclusive of exchange rate changes. As of December 31, 2003 the remaining balance on the Loans was EUR 2.9 million. The $4.0 million Note held by Consipio Holding b.v. was reduced by EUR 1.2 million inclusive of exchange rate changes. As of December 31, 2003 the remaining balance on the Note was EUR 2.6 million.

In May 2003 Euro 1.65 million of the related party note payable to Luthares was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. In December 2003 the Company sold its short-term investment and paid Euro 2.7 million on the related party note payable. The note was originally payable at December 31, 2004, but has been re-negotiated and matures December 31, 2008. The note carries interest payable annually at EURIBOR + 1%. As of December 31, 2003, the balance outstanding on the note was EUR 2.2 million.

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million (see Note 10 to the financial statements). Pursuant to the conditions of the agreements, the financing was completed October 27, 2003 and an aggregate net cash amount of EUR 1.9 million was received.

In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million was received. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. The balance of the loan will be paid out over the remaining period of construction of the building, which is expected to be completed in May 2004.

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

Contractual obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of December 31, 2003:

	Amounts due in
	Less than one year	One to three years	Three to five years	More than five years	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Long-term debt:
Banks(1)	314	1566	1319	2713	5911
Non-institutional debt(1)	4239	1244	2237	—	7720
Convertible Note(2)(3)	—	1541	—	—	1541

Total long-term debt	4553	4350	3556	2713	15172

Operating leases(4)(5)	715	940	366	—	2021
Capital lease obligations(5)	56	8	—	—	64
Other long-term obligations(6)	2441	—	—	—	2441

	7765	5298	3922	2713	19697

(1)	Interest not included.
(2)	Interest payments not included. As provided by the agreement, the Company has declared to pay all future interest in common stock until further notice.
(3)	The amount repayable has been adjusted for a conversion of $300,000 of the Note into common stock made in January 2004. Should any further conversions take place, the amount payable will be less.
(4)	Includes rent for the Company’s offices and warehouses.
(5)	Amounts included in Note 16 in the financial statements.
(6)	Amount payable in relation to completion of building for which financing has already been obtained, see Note 10 in the financial statements. Amount includes refundable Value Added Tax (VAT) of 16%. All other purchase orders are of a short-term nature.

Description of long-term debt:

Banks

In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million was received. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. The balance of the loan will be paid out over the remaining period of construction of the building, which is expected to be completed in May 2004.

In May 2003 Euro 1.65 million of the related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

The Company’s Spanish subsidiary has an existing bank line of credit agreement under which this subsidiary may borrow up to EUR 1.1 million. Borrowings under the line of credit during 2003 were charged interest at EURIBOR+1%. At December 31, 2002 and 2003 the borrowings outstanding under this agreement amounted to EUR 1.1 million and EUR 0.8 million, respectively.

At December 31, 2003 the Company’s Swedish subsidiary had an outstanding bank loan totaling EUR 60 thousand. Interest on the loan at December 31, 2003 was 7.5 % which was equal to the Swedish banks’ official interest rate at that time. The loan requires principal repayments of EUR 5 thousand quarterly plus accrued interest and the loan matures on September 30, 2006. The loan has been guaranteed by the Company’s principal shareholder.

Non-institutional debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum, and to refinance a $ 3.0 million loan from Beate Uhse AG, discussed below (the “$ 3.0 Million Beate Uhse Loan”), which had a maturity date of December 13, 2003. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note or refinancing of the $ 3 Million Beate Uhse Loan. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2003 the outstanding principal under the Note was EUR 2.6 million.

On December 13, 2002, the group’s holding company, Private Media Group, Inc., borrowed $ 3.0 million from Beate Uhse AG under a Loan Agreement (the $ 3 Million Beate Uhse Loan). Interest accrues at the rate of 5%, payable quarterly, with the entire principal plus accrued interest due at maturity, December 13, 2003. In December 2003, Beate Uhse AG notified Private Media Group, Inc. that the full loan amount was due and payable and offered to extend the loan maturity, subject to receipt of adequate collateral. Subsequently, Beate Uhse AG proposed an agreement whereby, so long as Private and Beate Uhse continued to maintain a business relationship, no action would be taken to enforce repayment of the $ 3 Million Beate Uhse Loan, and that loan payments would be made from credits based upon orders by specified Beate Uhse companies to specified Private Media Group companies, as was done with the $ 2 million Beate Uhse loan. Beate Uhse offered that this arrangement would be acceptable until December 31, 2005 and that any outstanding balance on the loan would have to be paid by then. Although as of March 23, 2004, no formal agreement had been reached with Beate Uhse AG regarding the restructuring of the $ 3 Million Beate Uhse Loan, and there are no assurances that an agreement will be reached, the Company expects that an agreement satisfactory to the Company will be reached. As of December 31, 2003, the balance outstanding on the loan was EUR 2.5 million.

On November 15, 2002, the group’s holding company, Private Media Group, Inc., borrowed $ 2.0 million from Beate Uhse AG under a Loan Agreement. Interest accrues at the rate of 5% per annum, payable quarterly, with the entire principal plus accrued interest due at maturity, November 14, 2003. In November 2003 Beate Uhse agreed to that loan payments would be made from credits based upon orders by specified Beate Uhse companies to specified Private Media Group companies and that the loan would expire when it had been repaid. As of December 31, 2003 the outstanding balance under the Loan Agreement was EUR 389 thousand and as of February, 2004, the loan was repaid in its entirety.

At December 31, 2003, the Company’s Spanish subsidiary had a total debt of EUR 64 thousand under several long term leasing agreements under which the subsidiary has acquired certain equipment, machinery and fixtures. The leasing arrangements carry an average EURIBOR+1.5% rate of interest and cover 36-60 month periods. Payments under these lease agreements are made monthly in an approximate aggregate amount of EUR 6 thousand.

Convertible notes

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million. Effective as of the first closing we received aggregate gross cash proceeds of $1,125,000, and we received an additional $1,125,000 of aggregate proceeds at the second closing, in each case before deduction of selling expenses. As of December 31, 2003, the amount recorded under long term borrowings, after charging debt discount of EUR 0.6 million to additional paid in capital, was EUR 1.3 million.

Interest on the notes is payable quarterly, and interest accrues at the rate of 7% per annum from their respective issue dates of September 19, 2003 and October 27, 2003. The outstanding principal balance is due and payable on August 31, 2006, subject to acceleration upon the occurrence of specified events of default. Pursuant to the terms of the notes, the note holders may elect to convert their notes, at any time prior to maturity, into shares of our common stock at a fixed conversion price of $2.00 per share. We may elect, with limited exceptions, to pay the interest due under the notes through the issuance of shares of common stock at a conversion price equal to the arithmetic average of the five lowest daily volume-weighted average prices of our common stock during the 15 consecutive trading days immediately preceding payment. For additional information on the convertible notes, see Note 10 to the Financial Statements.

Outlook

We expect growth in 2004, particularly in the broadcasting, DVD and Internet segments. During 2004, we expect to continue to release movie productions at the same rate as in 2003.

In May 2004 the construction of our building is expected to be completed. As a result of our change in strategy, the Company has been reevaluating its need for additional space presently we expect to be selling all, or a substantial part, of the building in parts during 2004 and 2005. We expect the net proceeds from the sale of the building to cover repayments on short- and long-term debt during the same period.

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

New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS did not have an impact on our consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which clarifies how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We currently do not have any variable interests in variable interest entities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Independent Certified Public Accountants

On September 12, 2002, the Company dismissed Ernst & Young AB as the principal auditor of the Company, effective as of such date. On September 12, 2002 the Company appointed BDO Audiberia as the principal auditor of the Company for the fiscal year ended December 31, 2002. The dismissal of Ernst & Young AB and the appointment of BDO Audiberia was approved by the Company’s Audit Committee.

The Company has retained Ernst & Young AB to render certain other audit and non-audit services to the Company in designated matters, including acting as the Company’s statutory auditors in Cyprus, France and Sweden, and providing certain tax-related services.

The reports of Ernst & Young AB on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

In connection with the audit of the Company’s financial statements for the year ended December 31, 2001 there was a difference of opinion between the Company and Ernst & Young AB related to the appropriateness of accounting principles applied related to the recognition of revenues on a transaction with a related party. Such difference of opinion was discussed by Ernst & Young AB with the Audit Committee of the Board of the Company. This difference of opinion was ultimately resolved to the satisfaction of Ernst & Young AB.

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

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position With the Company or Subsidiary
Directors
Berth H. Milton	48	President, Chief Executive Officer, Chairman of the Board and Director
Bo Rodebrant	51	Director
Ferran Mirapeix	46	Director

Other Executive Officers and Key Employees
Claes Henrik Mårten Kull	38	Chief Marketing Officer, Private Media Group, Inc.; Marketing Manager, Milcap Media Group
Javier Sánchez	42	Chief Operating Officer, Private Media Group, Inc.;
Johan Gillborg	41	Secretary and Chief Financial Officer, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group
Philip Christmas	42	Vice President, Private Media Group, Inc.; Chief Financial Officer, Milcap Media Group

The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers or key employees of Private Media Group, Inc.:

Berth H. Milton was appointed to the Board of Directors of the Company in February 1998 and was the Corporate Secretary from June 1998 until February 1999. In February 1999 Mr. Milton was appointed Chairman of the Board and Chief Executive Officer of Private, and served as Chief Executive Officer until May 2002. In November 2003 Mr. Milton was reappointed President and Chief Executive Officer of the Company. Mr. Milton was Administrator of Milcap Media Group from its inception until June 2000 and has been acting as an advisor to the Milcap Group since 1991. Mr. Milton is also active in several international industry and real estate projects and developments.

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

Claes Henrik Mårten Kull joined the Milcap Media Group in 1992 as a sales manager, and has been Milcap Media Group’s Marketing Manager since 1993, and was appointed Chief Marketing Officer of Private Media Group in August 1998, with his main responsibilities being to identify and open up new markets and negotiate with distributors. Since he began working for the Private Media Group, Inc. in 1992, it has commenced distribution in approximately 25 new countries. From 1991 to 1992 he operated his own business (his business partner was Johan Gillborg) which acted as a sub-contracted sales force for Securitas Direct of Sweden. From 1988 to 1991 he managed a private import and trading corporation, which became the start of his career as an entrepreneur and sales professional.

Javier Sánchez was appointed as the Chief Operating Officer of Private Media Group, Inc. in August 1998, and has been the General Manager of Milcap Media Group, member of the Board of Milcap Media Group and Private France, and minority shareholder of Milcap Media Group since its incorporation in 1991. He has been a member of the Board of Milcap Publishing Group AB since its incorporation in 1994 until 1997. From 1988 to 1991 he was the Operations Director of a mid-size printing company near Barcelona. From 1984 to 1987 he was the Production Manager of a major printing company in Barcelona.

Johan Gillborg was appointed as Chief Financial Officer of Private Media Group, Inc. in August 1998 and has been the Chairman and Managing Director of Milcap Publishing Group AB from 1994 until January 2000. Mr. Gillborg joined the group in 1992 as Marketing Consultant. From 1991 to 1992 he operated his own business which acted as sub-contracting sales force for Securitas Direct of Sweden (together with Mr. Kull). From 1988 to 1990, Mr. Gillborg served as a general manager in the hotel business in the United Kingdom and Portugal.Mr. Gillborg holds a Bachelor’s Degree in Business Administration from Schiller International University in London.

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

Committees of the Board of Directors

The Board of Directors currently has three committees: (1) an Audit Committee, (2) a Compensation Committee, and (3) an Executive Committee.

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

The Board has determined that Bo Rodebrant is an audit committee financial expert as defined under applicable SEC regulations. Although Mr. Rodebrant is believed to be an independent audit committee member under Nasdaq Stock Market rules presently applicable to our company, Mr. Rodebrant will not be deemed to be independent under new Nasdaq rules which will become applicable to our company later this year, as Mr. Rodebrant has participated in the preparation of our financial statements during the past three years and has received consulting fees of less than $60,000 per year in consideration of such services.

The Compensation Committee is currently comprised of Messrs. Milton and Sánchez. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board of Directors policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It exercises all authority under any employee stock option plans as the Committee therein specified, unless the Board of Directors resolution appoints any other committee to exercise such authority, and advises and consults with our officers as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board of Directors.

The Executive Committee is comprised of Messrs. Milton, Kull and Sánchez. The Executive Committee is authorized, subject to certain limitations, to exercise all of the powers of the Board of Directors during periods between board meetings.

Compensation of Directors

Our Board of Directors may, at its discretion, compensate directors for attending Board and Committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings.

Effective May 2002, we have agreed to pay to Berth Milton a director fee of $215,000 per year plus out-of-pocket expenses for serving as Chairman of the Board. In 1999 we adopted the 1999 Employee Stock Option Plan which authorizes stock options to be issued to directors. On April 3, 2003 Mr. Milton received 2,000,000 options exercisable $1.20 under the plan for serving as Director and Chairman of the Board.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K, regarding an amendment to or waiver from our code of ethics, by posting the required information on our corporate Internet website at www.prvt.com or as otherwise permitted under applicable law.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to our Chief Executive Officers serving during 2003 and to our other most highly compensated executive officers other than the Chief Executive Officers whose total annual salary and bonus exceeded $100,000 (the “Named Executive Officers”), for services rendered in all capacities to Private Media Group during the fiscal years ended December 31, 2003, 2002, and 2001. No other executive officer earned compensation in excess of $100,000 in each of these periods.

Summary Compensation Table

Name and Principal Position During Fiscal 2003	Fiscal Year	Annual Compensation Salary ($)	Long-Term Compensation Securities Underlying Options/SAR
Berth H. Milton, President and CEO (1) Director, Chairman of the Board	2003 2002 2001	393,000 215,000 170,000	2,000,000
Charles Prast, President and CEO (2)	2003 2002 2001	125,000 70,000 —	— 1,500,000 —
Javier Sánchez Chief Operating Officer, Private Media Group, Inc. General Manager, Milcap Media Group	2003 2002 2001	188,000 155,000 150,262	50,000 — —
Mårten Kull Chief Marketing Officer, Private Media Group, Inc.; Marketing Manager, Milcap Media Group	2003 2002 2001	148,000 98,000 96,000	50,000 — —
Johan Gillborg Secretary and Chief Financial Officer, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group	2003 2002 2001	137,000 96,000 94,000	50,000 — —
Phil Christmas Vice President, Private Media Group, Inc.; Chief Financial Officer, Milcap Media Group	2003 2002 2001	108,000 92,000 41,000	— 15,000 —

(1)	Mr. Milton was appointed as the President and CEO of PrivateMedia Group, Inc. in February 1999 and served in such capacity until May 2002. For 2002 compensation reflects base salary as CEO through May 2002 and director fee for 2002. Mr. Milton was reappointed as the President and CEO of PrivateMedia Group, Inc. in November 2003.
(2)	Mr. Prast was appointed as the President and CEO of Private Media Group, Inc. in May 2002 and left the Company in November 2003. Options granted in 2002 were forfeited in 2003 when Mr. Prast left the Company.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Milton and Sánchez, who are our Chief Executive Officer and Chief Operating Officer, respectively, and served in these capacities during the 2003 fiscal year. During the last fiscal year, none of our executive officers served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

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

As of December 31, 2003, 4,110,253 options were outstanding under the Plan with an average exercise price of 3.30. Options for 2,803,961 shares of common stock remained available for grant as of such date. Future grants under the Plan will be made at our discretion.

Option Grants in the Last Fiscal Year

The following table sets forth certain information at December 31, 2003, and for the year then ended, with respect to stock options granted to the individuals named in the Summary Compensation Table above. No options have been granted at an option price below the fair market value of the Common Stock on the date of grant.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted(#)	% of Total Options/ SARs Granted to Employees In Fiscal Year	Exercise or Base Price($/ Sh)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term at 5% and 10% Respectively
Berth H. Milton	2,000,000	93.02	1.20	Apr 2, 2008	663,076	1,465,224
Javier Sànchez	50,000	2.33	6.00	Dec 19, 2008	84,684	186,753
Mårten Kull	50,000	2.33	6.00	Dec 19, 2008	84,684	186,753
Johan Gillborg	50,000	2.33	6.00	Dec 19, 2008	84,684	186,753

The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of Private Media Group, Inc. held by the individuals named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired On Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/ SARs At Fiscal Year End Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options/SARs At Fiscal Year End($)* Exercisable/ Unexercisable
Berth H. Milton	—	—	2,180,000	0	1,944,725	—
Javier Sánchez	—	—	180,000	50,000	4,725	—
Mårten Kull	—	—	172,500	50,000	4,725	—
Johan Gillborg	—	—	172,500	50,000	4,725	—
Phil Christmas	—	—	0	15,000	—	—

(*)	Based on the closing price of our common stock on the last trading day of the fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information as of March 21, 2003, regarding the beneficial ownership of our common stock by (i) each of our directors and executive officers individually, (ii) all persons known by us to be beneficial owners of five percent or more of our common stock, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares.

Name and Address (1)	Number of Shares Beneficially Owned (1)	Percent Beneficially Owned
Berth H. Milton (2)	27,282,987	52.1%
Senate Limited (3) 3 Bell Lane, Gibraltar	5,025,000	10.0%
Chiss Limited (4) 3 Bell Lane, Gibraltar	4,200,000	8.4%
Pressmore Licensing Limited P.O. Box N-341, Nassau, Bahamas	1,875,000	3.7%
Solidmark (Gibraltar) Ltd. 3 Bell Lane, Gibraltar	1,875,000	3.7%
Mårten Kull (5)	397,500	*
Johan Gillborg (6)	277,500	*
Javier Sánchez (7)	210,000	*
Bo Rodebrant (8)	72,000	*
Ferran Mirapeix (9)	50,000	*
Phil Christmas	—	—
All Executive Officers and Directors as a group (7 people) (10)	28,289,987	53.4%

*	Denotes less than 1%
(1)	Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock which may be acquired by a beneficial owner upon exercise or conversion of warrants, options or Preferred Stock which are currently exercisable or exercisable within 60 days of March 24, 2003, are included in the Table as shares beneficially owned and are deemed outstanding for purposes of computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of the Company, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2)	Includes 22,296,911 shares of Common Stock owned by Slingsby Enterprises Limited, of which Mr. Milton is the sole shareholder. 4,950,000 of these shares are pledged to a third party to secure payment of a loan from the third party to the Company. See “Management – Related Transactions.” Also includes (i) 2,785,076 shares of Common Stock owned by Bajari Properties Limited, of which Mr. Milton is the sole shareholder, and (ii) 2,180,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(3)	Kate Bentley is the sole shareholder of Senate Limited and, therefore, may be deemed to be the beneficial owner of these shares.
(4)	Marina Magid is the sole shareholder of Chiss Limited and, therefore, may be deemed to be the beneficial owner of these shares.
(5)	Includes 172,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Kull. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(6)	Includes 172,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Gillborg. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(7)	Includes 180,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Sànchez. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(8)	Includes 72,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Rodebrant. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(9)	Includes 50,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Mirapeix. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(10)	Includes 2,827,000 shares issuable upon exercise of outstanding Options under the Employee Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

No Director or executive officer of Private Media Group is related to any other Director or executive officer. None of our officers or Directors hold any directorships in any other public entity. There are currently two outside directors on our Board of Directors.

Related Transactions

We have short-term loans to an entity controlled by Mr. Milton in the amount of EUR 4.2 million and 4.2 million at December 31, 2002 and 2003, respectively. The loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2002 and 2003 the highest amounts outstanding were EUR 5.7 million and EUR 4.5 million, respectively. Advances and repayments since June 30, 2002 are related to the property that we have acquired from an entity controlled by Mr. Milton, which transaction is discussed below. As of March 22, 2004, EUR 4.2 million remained outstanding on these loans including interest.

In December 2001 we borrowed $4.0 million from Commerzbank AG pursuant to a Note originally due December 20, 2002 in order to expand our product portfolio. Subsequently the maturity of the Note was extended to March 2003. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest due on maturity. The Note is prepayable in full upon the sale of equity by us. Upon the Note becoming prepayable, we are required to repay the entire principal amount of the Note together with the greater of (1) accrued interest payable on the Note or (2) a prepayment premium equal to $200,000. The Note is secured by a guaranty from Slingsby Enterprises and a pledge by Slingsby Enterprises of 5,600,000 shares of our Series A Preferred Stock. The lender and Slingsby Enterprises have also agreed that if the Note remains unpaid at maturity, Commerzbank may elect to exchange the Note for Series A Preferred Stock or common stock owned by Slingsby Enterprises to the value of $5.0 million. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. The Company continues to engage in discussions with Consipio with a view towards reaching final agreement on a restructured Note. As of December 31, 2003 the outstanding principal under the Note was $ 3.3 million (or EUR 2.6 million). In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby. Slingsby Enterprises is beneficially owned by Berth H. Milton, Chairman of the Board of Directors.

Effective December 31, 2002, we completed the purchase of all of the outstanding stock of Barbuda B.V., from companies indirectly beneficially owned by Berth Milton. The principal asset of Barbuda B.V. is an approximately 6,300 square meter office facility and additional parking, located in Barcelona, Spain, currently under construction. Construction is expected to be completed in June 2004. The purpose of this transaction was to acquire this property as its European headquarters. Since the acquisition, the Company has been reevaluating its need for additional space. Presently, the Company intends to sell all, or a substantial part, of the property upon completion of construction.

The consideration paid by our subsidiary to the seller for the stock was EUR 9,956,950. The consideration consisted of EUR 3,387,581 cash paid in December 2002 and a note payable in the amount of EUR 6,569,369. The note bears interest at a rate of EURIBOR+1% payable annually and was originally due and payable on December 31, 2004. The fair market value of the principal asset, the real estate, is based upon independent appraisals. The amount payable on the Note at December 31, 2003 was EUR 2.2 million. The note has been re-negotiated and expires December 31, 2008.

In May 2003 Euro 1.65 million of the related party note payable was re-financed by an institutional lender at the same interest rate as on the Note Payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

The foregoing transactions were approved by a majority of our disinterested directors and are believed to be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arms-length basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to BDO Audiberia

Following is information regarding fees billed by BDO Audiberia for services rendered to the Company in 2002 and 2003.

Audit Fees. The aggregate fees billed to the Company by the Company’s principal accountant, BDO Audiberia, for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $54,000 and $84,000 in 2002 and 2003, respectively. Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. BDO Audiberia did not provide any assurance or related services which are not included under “Audit Fees” in 2002 and 2003, respectively.

Tax Fees. BDO Audiberia did not provide any tax compliance, tax advice, or tax planning services in 2002 and 2003, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2002 and 2003, all services provided by BDO Audiberia were pre-approved by the Audit Committee in accordance with this policy.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements.

See Consolidated Financial Statements.

2.	Financial Statement Schedules.

See Consolidated Financial Statements.

3.	Exhibits.

See Exhibit Index.

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed by the Registrant in the last quarter of fiscal 2003.

INDEX TO EXHIBITS

Exhibit No.	Description of Document

***3.1	Restated Articles of Incorporation

***3.2	Articles of Amendment to the Articles of Incorporation

3.3	Amended and Restated Bylaws

*4.1	Specimen Common Stock Certificate.

*4.3	Certificate of Designation re Preferred Stock.

++4.4	Form of Securities Purchase Agreements dated as of September 10, 2003, entered into by the Company with each of Omicron Master Trust, Cranshire Capital L.P., and Solomon Strategic Holdings, Inc., including as exhibits thereto:

(a) Exhibit “A” - Form of Convertible Note.

(b) Exhibit “B” - Form of Series A Warrant.

(c) Exhibit “C” - Form of Series B Warrant.

(d) Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(d) Exhibit “E” - Form of Legal Opinion.

++4.5	Form of Securities Purchase Agreement dated as of September 10, 2003, entered into by the Company with CD Investment Partners, Ltd., including as exhibits thereto:

(a) Exhibit “A” - Form of Convertible Note.

(b) Exhibit “B” - Form of Series A Warrant.

(c) Exhibit “C” - Form of Series B Warrant.

(d) Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(e) Exhibit “E” - Form of Legal Opinion.

++4.6	Letter Agreement dated October 9, 2003, by and between the and CD Investment Partners, Ltd.

*10.1	Milcap Acquisition Agreement dated December 19, 1997

*10.2	Cinecraft Acquisition Agreement dated December 19, 1997

*10.3	Distribution Agreement between Sundance Associates and the Registrant

*10.4	License Agreement between PCI, Inc. and Milcap Media Ltd.

*10.5	Letter of Intent dated May 5, 1998, by and between Max’s Film AB and Milcap Media Limited as amended on August 20, 1998, and October 12, 1998

*10.7	Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

*10.8	Agreement dated March 31, 1998, by and between Zebra Forvaltnings, AB and certain shareholders of Viladalt, S.L.

*10.9	Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

*10.10	Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

+++10.11	Amended and Restated 1999 Employee Stock Option Plan.

**10.12	Production Agreement dated as of March 29, 1999, by and between Milcap Media Ltd. And Pierre Woodman.

**10.13	Final Agreement dated as of March 22, 1999, by and among Private Media Group, Inc., Danny Cook and Qamilla Carlsson.

***10.14	7% Note Due 2002 from the Registrant to Commerzbank AK.

+++10.15	Amendment No. 1 to the 7% Note Due 2002

+10.16	Share Purchase Agreement dated as of December 9, 2002, by and among Fraserside Holdings Limited, Luthares Investments N.V. and Stichting de Oude Waag.

14.1	Code of Ethics.

21	Subsidiaries.

23.1	Consent of BDO Audiberia

23.2	Consent of Ernst & Young AB

23.3	Consent of Bruce E. Waldman, C.P.A.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 (SEC File No. 333-62075).
**	Incorporated by reference from the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
***	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (SEC File No. 333-69654).
+	Incorporated by reference from the registrant’s Form 8-K dated January 14, 2003.
++	Incorporated by reference from the Company’s Registration Statement on Form S-3 (SEC File No. 333-109607) as filed with the U.S. Securities and Exchange Commission on October 10, 2003.
+++	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004	PRIVATE MEDIA GROUP, INC.

	By:	/s/ Berth H. Milton
Berth H. Milton, Chief Executive Officer

In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Berth H. Milton Berth H. Milton	Chairman of the Board and Chief Executive Officer, Director	March 29, 2004

/s/ Johan Gillborg Johan Gillborg	Chief Financial Officer, Chief Accounting Officer	March 29, 2004

/s/ Ferran Mirapeix Ferran Mirapeix	Director	March 29, 2004

/s/ Bo Rodebrant Bo Rodebrant	Director	March 29, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and

Shareholders of Private Media Group, Inc.

1.	We have audited the accompanying consolidated balance sheet of Private Media Group, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income and comprehensive income, shareholders´ equity, and cash flows for the years then ended.. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Private North America Inc. a wholly-owned subsidiary, which statements reflect total assets constituting 5% and 6% and total revenues constituting 14% and 17% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Private North America Inc, is based solely on the report of those auditors.

2.	We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

3.	In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO AUDIBERIA AUDITORES

/s/ BDO AUDIBERIA AUDITORES

Barcelona, Spain

March 26, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of Private Media Group, Inc.

We have audited the accompanying consolidated balance sheet of Private Media Group, Inc, as of December 31, 2001 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Private North America Inc., a wholly-owned subsidiary incorporated in 2001, which statements reflect total assets constituting 6 % and total revenues constituting 12 % in 2001 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Private North America Inc., is based solely on the report of other auditors.

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

Stockholm, Sweden

April 11, 2002

Ernst & Young AB

/s/ Tom Björklund
Tom Björklund

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003	2003
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	1,694	856	1,083
Short-term investments	2,850	—	—
Trade accounts receivable – net (Note 4)	12,472	9,768	12,365
Related party receivable (Note 13)	4,228	4,187	5,300
Inventories - net (Note 5)	8,808	10,733	13,586
Deferred income tax asset (Note 12)	396	1,608	2,036
Prepaid expenses and other current assets (Note 6)	3,630	2,110	2,671

TOTAL CURRENT ASSETS	34,078	29,262	37,041

Library of photographs and videos - net (Note 7)	16,929	16,807	21,275
Property, plant and equipment - net (Note 8)	14,890	15,792	19,990
Goodwill and other intangible assets (Note 3 and 9)	2,851	6,015	7,614
Other assets	240	273	346

TOTAL ASSETS	68,989	68,149	86,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings (Note 10)	9,739	4,094	5,183
Current portion of long-term borrowings (Note 10)	—	1,614	2,044
Accounts payable trade	6,929	7,486	9,476
Income taxes payable (Note 12)	753	981	1,242
Deferred income taxes (Note 12)	31	2	3
Accrued other liabilities (Note 11)	1,339	1,791	2,267

TOTAL CURRENT LIABILITIES	18,791	15,969	20,214

Long-term borrowing (Note 10)	178	4,451	5,634
Related party payable (Note 13)	6,569	2,237	2,832
Convertible notes (Note 10)	—	1,336	1,691

TOTAL LIABILITIES	25,538	23,993	30,370

SHAREHOLDERS’ EQUITY (Note 14)
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, 7,000,000 and none issued and outstanding at December 31, 2002 and 2003, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 28,608,609 and 49,955,057 issued and outstanding at December 31, 2002 and 2003, respectively	863	883	1,117
Additional paid-in capital	15,668	17,124	21,676
Stock dividends to be distributed	692	—	—
Retained earnings	28,695	27,976	35,413
Accumulated other comprehensive income	(2,467)	(1,826)	(2,311)

TOTAL SHAREHOLDERS’ EQUITY	43,451	44,157	55,894

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	68,989	68,149	86,265

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years ended December 31,
	2001	2002	2003	2003
	EUR	EUR	EUR	USD
	(in thousands)
Net sales	38,979	39,410	38,491	48,723
Cost of sales	13,827	17,031	19,081	24,153

Gross profit	25,152	22,379	19,411	24,570
Selling, general and administrative expenses	16,751	20,562	19,871	25,154
Offering expenses	843	1,569	—	—

Operating income (loss)	7,557	249	(461)	(583)
Sale of controlled entity	1,862	—	—	—
Interest expense	194	366	761	964
Interest income	152	327	147	186

Income (loss) before income taxes	9,378	210	(1,075)	(1,361)
Income tax (benefit)	1,361	(130)	(504)	(639)

Net income (loss)	8,017	340	(570)	(722)

Other comprehensive income:
Unrealized loss on short-term investment	(134)	(67)
Foreign currency translation adjustments	(1,978)	666	642	812

Comprehensive income	5,905	939	71	90

Income (loss) applicable to common shares	6,428	(1,107)	(718)	(909)

Net income (loss) per share:
Basic	0.23	(0.04)	(0.02)	(0.02)

Diluted	0.16	(0.04)	(0.02)	(0.02)

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Preferred stock		Additional paid-in capital	Stock dividends to be distributed	Retained earnings	Accumulated other comprehensive income	Total shareholder’s equity
	Shares	Amounts	Shares	Amounts
		EUR		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 31, 2001	27,750,920	862	7,000,000	—	10,140	774	23,372	(954)	34,194
Shares issued in acquisition	248,889	1	—	—	1,507	—	—	—	1,508
Translation Adjustment	—	—	—	—	—	—	—	(1,978)	(1,978)
Unrealized loss on short-term investment	—	—	—	—	—	—	—	(134)	(134)
Conversion of warrants and options	122,769	—	—	—	673	—	—	—	673
Stock dividends	248,279	—	—	—	1,966	(774)	—	—	1,192
Stock dividends to be distributed	—	—	—	—	—	396	(1,588)	—	(1,192)
Net income	—	—	—	—	—	—	8,017	—	8,017

Balance at December 31, 2001	28,370,857	863	7,000,000	—	14,285	396	29,802	(3,066)	42,280
Translation Adjustment	—	—	—	—	—	—	—	666	666
Unrealized loss on short-term investment	—	—	—	—	—	—	—	(67)	(67)
Conversion of warrants and options	55,295	—	—	—	232	—	—	—	232
Stock dividends	182,457	—	—	—	1,150	(1,150)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	1,446	(1,446)	—	—
Net income	—	—	—	—	—	—	340	—	340

Balance at December 31, 2002	28,608,609	863	7,000,000	—	15,668	692	28,695	(2,467)	43,450
Issuance of warrants with and beneficial conversion feature for convertible debt	—	—	—	—	617	—	—	—	617
Translation Adjustment	—	—	—	—	—	—	—	642	642
Conversion of preferred stock to common stock	21,000,000	20	(7,000,000)	—	—	—	—	—	20
Stock dividends	346,448	—	—	—	840	(840)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	148	(148)	—	—
Net income (loss)	—	—	—	—	—	—	(570)	—	(570)

Balance at December 31, 2003	49,955,057	883	—	—	17,124	—	27,976	(1,826)	44,157

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2002	2003	2003
	EUR	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income	8,017	340	(570)	(722)
Adjustment to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(152)	(237)	(1,241)	(1,570)
Depreciation	602	1,021	1,237	1,565
Convertible note adjustment	—	—	80	101
Translation difference	(40)	—	—	—
Bad debt provision	538	(39)	776	982
Tax provision on asset held for sale	323	—	—	—
Amortization of goodwill and other intangible assets	342	41	94	118
Gain on sale of asset held for sale	(241)	—	—	—
Gain on sale of controlled entity	(1,862)	—	—	—
Amortization of photographs and videos	4,541	5,784	7,091	8,975
Changes in operating assets and liabilities:
Trade accounts receivable	(4,222)	3,497	1,928	2,441
Related party receivable	(1,053)	(2,665)	41	51
Inventories	(1,371)	(557)	(1,924)	(2,436)
Prepaid expenses and other current assets	1,529	(1,846)	1,520	1,924
Accounts payable trade	1,272	61	557	705
Income taxes payable	(309)	(1,678)	228	289
Accrued other liabilities	(370)	611	452	572

Net cash provided by operating activities	7,544	4,334	10,267	12,996
Cash flows used in investing activities:
Purchase (Sale) of short-term investments	2,850	—	(2,670)	(3,380)
Investment in library of photographs and videos	7,020	8,471	6,969	8,821
Capital expenditures	688	13,125	1,975	2,501
Investments in other intangible assets	—	—	3,259	4,125
Investment in controlled entity	616	—	—	—
Cash from sale of controlled entity	(2,933)	—	—	—
Investments in (cash from sale of) asset held for sale	(2,609)	—	—	—
Investment in (cash from sale of) other assets	(165)	20	33	42

Net cash used in investing activities	5,466	21,617	9,566	12,109
Cash flow provided by financing activities:
Conversion of stock options and warrants	673	232	—	—
Short-term borrowings - repayments	—	—	(3,275)	(4,146)
Long-term borrowings - repayments	(309)	(42)	(53)	(67)
Related party note payable	—	6,569	(4,332)	(5,484)
Convertible note	—	—	1,910	2,417
Long-term borrowings - additions	—	—	3,451	4,368
Short-term borrowings - additions	4,454	5,209	119	151

Net cash (used in) provided by financing activities	4,818	11,969	(2,181)	(2,760)
Foreign currency translation adjustment	(2,112)	599	642	812

Net increase in cash and cash equivalent	4,784	(4,715)	(838)	(1,061)
Cash and cash equivalents at beginning of the year	1,624	6,408	1,694	2,144

Cash and cash equivalents at end of the year	6,408	1,694	856	1,083

Cash paid for interest	136	329	533	675

Cash paid for taxes	1,346	1,548	276	349

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The company and basis of presentation

Private Media Group, Inc. (“the Company”) was originally incorporated on September 23, 1980 as Glacier Investment Company, Inc. under the laws of the State of Utah and, effective November 24, 1997, after a series of interim name changes, changed its name to Private Media Group Inc. Effective June 12, 1998 the Company acquired Cine Craft Limited (“Cine Craft”), a Gibraltar corporation and Milcap Media Limited (“Milcap”), a Republic of Cyprus corporation. Prior to the acquisitions the Company was a holding company with no operations. Milcap and its subsidiaries and Cine Craft operate under common control and are engaged in the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies (videocassettes and DVD’s) through distributors and via the Internet. The acquisition was accounted for as a reverse acquisition whereby the Company was considered to be the acquiree even though legally it is the acquiror. Accordingly, the accompanying financial statements present the historical combined financial statements of Cine Craft and Milcap from January 1, 1998 through the acquisition date of June 12, 1998 and the consolidated financial statements of the Company, Cine Craft and Milcap since that date. Since the fair value of the net assets of the Company were equal to their net book values on June 12, 1998, the assets and liabilities of the Company remained at their historical cost following the acquisition. During the year ended December 31, 2000, the Company established two new wholly owned subsidiaries, one in Sweden (Peach Entertainment Distribution AB, “Peach”) and one in the Republic of Cyprus (Fraserside Holdings Ltd., “Fraserside”). These subsidiaries were formed to carry on the business of Milcap Publishing Group AB (Sweden) and Milcap (Cyprus), respectively.

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

Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2003 and for the twelve months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.79 per USD 1.00 the Exchange Rate of the European Central Bank on December 31, 2003. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries and of companies which the Company is deemed to control. All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency

The financial statements of the Company’s operations based outside of the euro area have been translated into euro in accordance with SFAS 52. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into euro, year-end exchange rates are applied to the balance sheet accounts, while average annual rates are applied to income statement accounts. Translation gains and losses are recorded in other comprehensive income as a component of shareholders’ equity.

Transactions involving foreign currencies are translated into euro or functional currencies using exchange rates in effect at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at period end exchange rates and the resulting gain or loss is charged to income in the period.

The aggregate exchange gain/(loss) included in determining net income amounted to EUR 1,203 thousand, EUR (1,297) thousand and EUR 265 thousand for the years ended December 31, 2001, 2002 and 2003, respectively

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition of Revenue

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Revenues from the sale of magazines, videocassettes, DVD’s and other related products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned magazines. Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured.

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

Library of Photographs & Videos

The library of photographs and videos, including rights for photographs and videos as well as translation and dubbing of video material, is reflected at the lower of amortized cost or net realizable value. The cost is amortized on a straight-line basis over 3-5 years representing the estimated useful life of the asset, except for photos which are amortized on a sliding-scale basis over three years. Estimated future revenues are periodically reviewed and, revisions may be made to amortization rates or write-downs made to the asset’s net realizable value as a result of significant changes in future revenue estimates. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and exploit in a manner consistent with realization of that income.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives range from 3-5 years.

In March 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”). In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward. Capitalized website development costs including graphics and related software are being amortized on a straight-line basis over 5 years and are included in property, plant and equipment in the accompanying balance sheet (see Note 8).

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the businesses acquired (see Note 3 and 9).

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 was required to be adopted by the company as of January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Further separable intangible assets that are not deemed to have an indefinite life will continue to amortized over their expected useful lives with no maximum life specified; whereas under prior rules a maximum life of 40 years was required.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2002, the Company performed the required initial impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. There was no effect on the earnings and financial position of the Company as a result of the impairment testing.

Other Intangible Assets represents the value attributable to the customer base which was acquired from one of the Company’s distributors in the U.S. in 2001 (see Note 3 and 9). Amortization expense is calculated on a straight-line basis over 10 years.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value.

Advertising Costs

Advertising costs are charged to income as incurred. The total advertising costs were EUR 1,299 thousand, EUR 2,609 thousand and EUR 2,291 thousand for the years ended December 31, 2001, 2002 and 2003, respectively.

Shipping and Handling Costs

Shipping and handling costs related to the Company’s products are recognized in cost of sales.

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting purposes than for tax purposes. Provision for deferred taxes are made in recognition of such temporary differences, following the requirements of Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes.” The Company assesses the recoverability of deferred tax assets and records a valuation allowance when it believes it is not more likely than not that they will be recovered.

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

Cash and cash equivalents are maintained principally with major financial institutions in Spain and Sweden that have high credit standings and the Company’s policy is to limit exposure to any one institution. Management attempts to limit credit risk on trade receivables mainly through establishment and monitoring of credit controls.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (Note 15).

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

Long-and short-term debt: The carrying amounts of the Company’s borrowings under its short-term credit arrangements approximate their fair value. The fair value of the Company’s long-term debt and leasing contracts are estimated to be equivalent to their carrying values as the rates of interest in these contract represents rates available to the Company for similar types of arrangements.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for the Company’s stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) for 2001, 2002 and 2003 would have been as per the following table:

	Years ended December 31,
	2001	2002	2003
	EUR	EUR	EUR
	(in thousands)
Net income, as reported	8,017	340	(570)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(1,665)	(2,406)	82

Pro forma net income	6,352	(2,066)	(448)

Net income applicable to common shares, as reported	6,428	(1,107)	(718)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(1,665)	(2,406)	82

Pro forma net income applicable to common shares	4,763	(3,513)	(636)

Earnings per share:
Basic – as reported	0.23	(0.04)	(0.02)

Basic – pro forma	0.17	(0.12)	(0.01)

Diluted – as reported	0.16	(0.04)	(0.02)

Diluted – pro forma	0.13	(0.12)	(0.01)

The weighted average fair value of options granted during 2003 was estimated at $0.57 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 70%, risk-free interest rate of 3.82% and expected life of 2.74 years. The weighted average fair value of options granted during 2002 was estimated at $3.69 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 71% to 90%, risk-free interest rate of 2.60% to 5.29% and expected life of 3-12 years. The weighted average fair value of options granted during 2001 was estimated at $3.68 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 70%, risk-free interest rate of 4.87% to 4.96% and expected life of 9.5-10 years.

3. Transactions

Software Entertainment Ltd

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

International Film Production and Distribution Limited

On November 26, 2003 the Company entered into an Asset Purchase Agreement to acquire certain assets from International Film Production and Distribution Limited, including:

i)	all rights pertaining to the name and concept of the television channels Private Blue and Private Gold,

ii)	the launch, management and sales representation of the pay-per-view satellite and cable television channels Private Blue Latino and Private Fantasy in North America, inclusive of a five year distribution agreement with Echostar Communication Corporation,

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iii)	the management and sales representation of the pay-per-view satellite and cable television channels Private Blue and Private Gold in Latin America, inclusive of a distribution agreement with Pramer, S.C.A. for a majority of the territories in: South America, Central America and the Caribbean and

iv)	two content licensing agreements in Western Europe.

The transaction closed on November 28, 2003. The consideration for the transaction was EUR 2,525,014 and the transaction has been accounted for as the acquisition of an intangible asset.

Barbuda BV.

On December 9, 2002 the Company entered into a Share Purchase Agreement with an entity controlled by the company’s principal shareholder to acquire all of the outstanding shares of Barbuda BV. (“Barbuda”) for total consideration of EUR 9,956,950. The consideration consisted of cash EUR 3,387,581 paid in December 2002 and a note payable in the amount of EUR 6,569,369. The note bears interest at a rate of EURIBOR+1% payable annually. The note is payable at December 31, 2004. The transaction was effectively closed on December 31, 2002.

The allocation of the purchase price is as follows:

EUR
Current assets	1,206,962
Building	13,194,142
Current liabilities	(2,189,507)
Long-term liabilities	(2,254,646)

9,956,950

Prior to its acquisition by the Company, the activity of Barbuda BV entailed the construction of an office building. The Company intends to use this building as its corporate headquarters upon completion. Barbuda BV did not have any other material operations and therefore the pro forma impact on the results of operations is immaterial.

Anton Enterprises, Inc. d.b.a. Private USA

On February 27, 2001 the Company entered into an Asset Purchase Agreement to acquire certain inventory and distribution contracts of its U.S. distributor, Anton Enterprises, Inc. (d.b.a. Private USA) (“Anton”) a company partially owned by a member of the Company’s Board of Directors. The transaction was effectively closed on April 1, 2001. Consideration for the transaction US$875,000 (EUR 992,820) was taken as a reduction of certain indebtedness owed by Anton to the Company. The excess of the purchase price over the fair value of the net tangible assets acquired resulted in the recognition of an intangible asset of EUR 505,762 which is being amortized on a straight line basis over 10 years.

The allocation of the purchase price is as follows:

EUR
Current assets	487,058
Intangible asset	505,762

992,820

The Company’s pro forma revenues and net income, assuming these acquisitions occurred on January 1, 2001, 2002 and 2003, respectively would not have been materially different from reported results.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of controlled entity

On April 8, 2001, the Company’s Swedish subsidiary Peach Entertainment Distribution AB entered into an agreement to sell its interest in Private Circle, Inc. a company, the activities of which, the Company was deemed to control for cash of EUR 2,367 plus reimbursement of an additional EUR 566 thousand for advances made by the Company to Private Circle, Inc. during 2001. This agreement was consummated on May 3, 2001 and the final consideration received in cash was EUR 2,933 thousand. The Company realized a net gain of EUR 1,862 thousand from the sale.

Sale of land and building

In July 2001, the Company’s Spanish subsidiary Viladalt S.L. entered into an agreement to sell certain land and building for a consideration of EUR 3.1 million. The sale closed in July, 2001 and the Company received the cash consideration and repaid related outstanding long-term borrowings of EUR 1.0 million.

4. Trade accounts receivable

Trade accounts receivable consist of the following:

	December 31,
	2002	2003
	EUR	EUR
	(in thousands)
Trade accounts receivable	13,736	11,792
Allowance for doubtful accounts	(1,264)	(2,024)

Total trade accounts receivable, net	12,472	9,768

	December 31,
	2002	2003
	EUR	EUR
	(in thousands)
Allowance at beginning of year	(1,303)	(1,264)
Provision for bad debt	(489)	(776)
Recoveries	528	16

Allowance at end of year	(1,264)	(2,024)

Management reviews the allowance for doubtful accounts on at least a quarterly basis and adjusts the balance based on their estimate of the collectibility of specific accounts as well as a reserve for a portion of other accounts which have been outstanding for more than 180 days. This estimate is based on historical losses and information about specific customers. After collection attempts have failed, the Company writes off the specific account.

5. Inventories

Inventories consist of the following:

	December 31,
	2002	2003
	EUR	EUR
	(in thousands)
Magazines for sale and resale	2,634	3,257
Video cassettes	2,874	2,838
DVDs	3,231	4,515
Other	69	123

	8,808	10,733

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Prepaid expenses and other current assets

Included in prepaid expenses and other current assets at December 31, 2002 and 2003, is an amount of EUR 1,790 thousand and EUR 259 thousand respectively representing VAT receivable from the Spanish Tax Authority.

7. Library of photographs & videos

Library of photographs & videos consist of the following:

	December 31,
	2002	2003
	EUR	EUR
	(in thousands)
Gross:
Photographs	5,210	6,042
Videos	27,185	30,926
Translations, Sound Dubbing, & Sub-Titles	6,147	7,280
Digital Manipulation for DVD Masters	3,533	4,785
Digital Manipulation for Broadband Masters	549	561

	42,624	49,593

Less accumulated depreciation:
Photographs	4,120	4,894
Videos	15,652	19,412
Translations, Sound Dubbing, & Sub-Titles	4,126	5,228
Digital Manipulation for DVD Masters	1,607	2,949
Digital Manipulation for Broadband Masters	190	302

	25,695	32,786

Net:
Photographs	1,090	1,147
Videos	11,533	11,513
Translations, Sound Dubbing, & Sub-Titles	2,020	2,052
Digital Manipulation for DVD Masters	1,927	1,835
Digital Manipulation for Broadband Masters	359	260

	16,929	16,807

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2002	2003
	EUR	EUR
	(in thousands)
Building	11,090	11,663
Equipment & Furniture	5,143	6,189
Website Development	972	1,148
New Product Development	587	997
E-commerce software system	607	462
Translation difference	52	131
Accumulated depreciation	(3,562)	(4,798)

Total Property, Plant and Equipment, net	14,890	15,792

In March 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”). EITF 00-2 requires that all costs incurred in the website planning stage should be expensed as incurred.

The EITF also concluded that costs incurred in the website application and infrastructure development stage (including the initial graphics) and costs relating to software used to operate a website are to be accounted for in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) unless a plan exists or is being developed to market the website software externally.

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

In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward and accordingly in the years ended December 31, 2002 and 2003 the Company has capitalized EUR 194 thousand and EUR 175 thousand respectively of costs related to the development of its website including graphics and related software.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	Years ended December 31,
	2002	2003	2002	2003
	Goodwill		Other Intangible Assets
	EUR	EUR	EUR	EUR
	(in thousands)
Beginning of year	2,900	2,900	506	506
Acquisition value (cost)				3,259

End of year	2,900	2,900	506	3,765
Accumulated amortization, beginning	(475)	(475)	(38)	(80)
Depreciation and amortization			(43)	(94)
Accumulated amortization, ending	(475)	(475)	(80)	(174)

Net book value	2,425	2,425	426	3,590

As discussed in the summary of accounting policies, the Company adopted SFAS 142 as of January 1, 2002. The result of operations for the year ended December 31, 2001 as if the company had ceased amortization of intangibles as of January 1, 2001 is as follows:

December 31,
2001
(in thousands, except per share values)	EUR
Net income	8,017
Amortization expense	302

Adjusted net income	8,319

Adjusted earnings per share:
Basic	0.24

Diluted	0.17

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Borrowings

Short- and long-term borrowings are comprised of the following:

	December 31,
	2002	2003
	EUR	EUR
	(in thousands)
Short-term borrowings:
Banks	4,940	1,100
Non-institutional debt	4,799	2,994

	9,739	4,094

Current portion of long-term borrowings:
Banks	—	314
Non-institutional debt	—	1,300

	—	1,614

Long-term borrowings:
Banks	82	3,148
Non-institutional debt	96	1,303

	178	4,451

Banks

In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million was received. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. The balance of the loan will be paid out over the remaining period of construction of the building, which is expected to be completed in May 2004.

In May 2003 Euro 1.65 million of the related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

The Company’s Spanish subsidiary has an existing bank line of credit agreement under which this subsidiary may borrow up to EUR 1.1 million. Borrowings under the line of credit during 2003 were charged interest at EURIBOR+1%. At December 31, 2002 and 2003 the borrowings outstanding under this agreement amounted to EUR 1.1 million and EUR 0.8 million, respectively.

At December 31, 2003 the Company’s Swedish subsidiary had an outstanding bank loan totaling EUR 60 thousand. Interest on the loan at December 31, 2003 was 7.5 % which was equal to the Swedish banks’ official interest rate at that time. The loan requires principal repayments of EUR 5 thousand quarterly plus accrued interest and the loan matures on September 30, 2006. The loan has been guaranteed by the Company’s principal shareholder.

Non-institutional debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum, and to refinance a $ 3.0 million loan from Beate Uhse AG, discussed below (the “$ 3.0 Million Beate Uhse Loan”), which had a maturity date of December 13, 2003. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note or refinancing of the $ 3 Million Beate Uhse Loan. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2003 the outstanding principal under the Note was EUR 2.6 million.

On December 13, 2002, the group’s holding company, Private Media Group, Inc., borrowed $ 3.0 million from Beate Uhse AG under a Loan Agreement (the $ 3 Million Beate Uhse Loan). Interest accrues at the rate of 5%, payable quarterly, with the entire principal plus accrued interest due at maturity, December 13, 2003. In December 2003, Beate Uhse AG notified Private Media Group, Inc. that the full loan amount was due and payable and offered to extend the loan maturity, subject to receipt of adequate collateral. Subsequently, Beate Uhse AG proposed an agreement whereby, so long as Private and Beate Uhse continued to maintain a business relationship, no action would be taken to enforce repayment of the $ 3 Million Beate Uhse Loan, and that loan payments would be made from credits based upon orders by specified Beate Uhse companies to specified Private Media Group companies, as was done with the $ 2 million Beate Uhse loan. Beate Uhse offered that this arrangement would be acceptable until December 31, 2005 and that any outstanding balance on the loan would have to be paid by then. Although as of March 23, 2004, no formal agreement had been reached with Beate Uhse AG regarding the restructuring of the $ 3 Million Beate Uhse Loan, and there are no assurances that an agreement will be reached, the Company expects that an agreement satisfactory to the Company will be reached. As of December 31, 2003, the balance outstanding on the loan was EUR 2.5 million.

On November 15, 2002, the group’s holding company, Private Media Group, Inc., borrowed $ 2.0 million from Beate Uhse AG under a Loan Agreement. Interest accrues at the rate of 5% per annum, payable quarterly, with the entire principal plus accrued interest due at maturity, November 14, 2003. In November 2003 Beate Uhse agreed to that loan payments would be made from credits based upon orders by specified Beate Uhse companies to specified Private Media Group companies and that the loan would expire when it had been repaid. As of December 31, 2003 the outstanding balance under the Loan Agreement was EUR 389 thousand and as of February, 2004, the loan was repaid in its entirety.

At December 31, 2003, the Company’s Spanish subsidiary had a total debt of EUR 64 thousand under several long term leasing agreements under which the subsidiary has acquired certain equipment, machinery and fixtures. The leasing arrangements carry an average EURIBOR+1.5% rate of interest and cover 36-60 month periods. Payments under these lease agreements are made monthly in an approximate aggregate amount of EUR 6 thousand.

Convertible notes

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million, Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The securities purchase agreements each provided for the sale of one-half of the convertible notes ($1.125 million aggregate principal amount) and the issuance of all of the Series A and B Warrants as of the first closing, September 19, 2003, and obligated each of the investors to purchase, and for us to sell and issue to these investors, the remaining convertible notes ($1.125 million aggregate principal amount) immediately following the registration with the SEC of the common stock issuable under the convertible notes and the warrants (the second closing), which financing was completed effective October 27, 2003. Effective as of the first closing we received aggregate gross cash proceeds of $1,125,000, and we received an additional $1,125,000 of aggregate proceeds at the second closing, in each case before deduction of selling expenses. As of December 31, 2003, the amount recorded under long term borrowings, after charging debt discount of EUR 0.6 million to additional paid in capital, was EUR 1.3 million.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series A Warrants have an exercise price of $2.00 per share, and are exercisable at any time from September 19, 2003, through September 19, 2008. The Series B Warrants have an exercise price of $1.00 per share, are exercisable only upon the occurrence of specified events, and expire on September 19, 2004. Events which entitle the holders of the Series B Warrants to exercise the warrants include the following: (i) a material adverse change in our business, as defined in the securities purchase agreements; or (ii) the “market price” of our common stock on March 19, 2004, is less than $2.37, with the “market price” being defined as the arithmetic average of the five lowest daily volume-weighted average prices of our common stock during the 15 consecutive trading days immediately preceding March 19, 2004. On March 19, 2004 the “Market Price” was greater than $2.37. In addition to anti-dilution provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, the exercise price of the warrants is subject to downward adjustment upon the issuance by us of common stock or securities convertible into common stock at a price per share of less than the then current exercise price. Payment of the exercise price of the warrants may be made, at the option of the warrant holder, either in cash or by a “cashless exercise.” Upon a cashless exercise, in lieu of paying the exercise price in cash, the warrant holder would receive shares of common stock with a value equal to the difference between the market price (the average of the closing prices of the common stock for the five trading days immediately preceding the exercise date) at the time of exercise and the then current exercise price multiplied by the number of shares so exercised.

11. Accrued other liabilities

Accrued other liabilities are comprised of the following:

	December 31,
	2002	2003
	EUR	EUR
	(in thousands)
Accrued expenses	538	494
Deferred income	360	906
Taxes and social security	316	321
Other	125	70

	1,339	1,791

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income taxes

Following is a summary of income before income taxes of U.S. and international operations:

	Years ended December 31,
	2001	2002	2003
	EUR	EUR	EUR
	(in thousands)
USA	(2,027)	(3,167)	(1,474)
International	11,405	3,377	399

	9,378	210	(1,075)

The provision for income taxes consisted of the following in the years ended December 31, 2001, 2002, and 2003:

	Years ended December 31,
	2001	2002	2003
	EUR	EUR	EUR
	(in thousands)
Current
Federal	291	(601)	—
State	30	1	17
Foreign	1,193	719	721

Current tax expense	1,514	118	738

Deferred
Federal	(16)	(296)	(473)
State	(3)	(49)	42
Foreign	(134)	97	(810)

Deferred tax expense/(benefit)	(153)	(248)	(1,241)

Income tax expense/(benefit)	1,361	(130)	(504)

A reconciliation of income taxes determined using the United States corporate statutory rate of 35% to actual income taxes provided is as follows:

	Years ended December 31,
	2001	2002	2003
US federal statutory income tax rate	35.00%	35.00%	35.00%
Aggregate effect of foreign tax rates	(26.67)%	(41.16)%	28.65%
Permanent differences
Items not deductible for tax purposes	0.48%	11.61%	(0.12)%
Prior period adjustments	1.21%	(38.65)%	6.28%
Other	4.35%	2.97%	(11.09)%
Movement in valuation allowances	0.14%	4.83%	(11.85)%

Total tax provision	14.51%	(25.39)%	46.88%

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While on a consolidated basis the Company was in a US GAAP financial statement loss position in 2003, significant current tax expense was recorded in Spain and The Netherlands. In addition, losses incurred in various jurisdictions around the world, significant temporary book-tax differences in Spain, as well as adjustments between US GAAP and local accounting rules generated a deferred tax benefit in 2003 that led to the relatively high effective tax rate.

The tax charge for 2002 includes the effect of a benefit arising from the reversal of an overprovision of taxes recorded in prior years. This principally reflects the release to income of amounts accrued during 2000 in connection with the Company’s estimated liability for income taxes on certain foreign source income accruing since the date of the acquisition of certain subsidiaries in 1998. During 2002, the Company completed amended return filings in connection with these taxes for applicable tax years and released amounts originally provided and not required as of December 31, 2002.

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

	December 31,
	2002	2003
	EUR	EUR
	(in thousands)
Deferred Tax Assets:
Provisions for sales returns	151	515
Provision for bad debts	37	43
Differences in fixed assets	17	34
Deferred expenses/revenues	(122)	112
NOL carryforwards	343	889
Other	51	123

	477	1,716
Less: Valuation allowance	(79)	(108)

	396	1,608
Deferred Tax Liabilities:
Deferred expenses/revenues	—	49
Spanish leasing benefits	—	(8)
Investment Incentives	(2)	(7)
Swedish Tax Reserves	(29)	(36)

Net deferred tax asset/(liability)	(365)	1,606

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforward

The company’s operating loss carry-forwards are described in the table below:

Year ended December 31, 2003
EUR
(in thousands)
USA	1,870
Sweden	1
Cyprus	1,776
Spain	58
Italy	180
Canada	226

4,111

Cyprus and the United States are the jurisdictions in which approximately 85% of the NOLs have been generated. NOLs in Cyprus post-2000 can be carried forward indefinitely. The NOLs in the United States may be carried back 2 years and carried forward for 20 years. Valuation allowances have been placed against the deferred tax assets related to the NOLs in Sweden, Spain, and Italy.

No provision has been made for United States federal and state taxes or foreign taxes that may result from future remittances of undistributed earnings of the Company’s foreign subsidiaries because it is expected that all such earnings will be permanently reinvested in these foreign operations.

13. Related party transactions

The Company has short-term loans receivable from entities controlled by the Company’s principal shareholder of EUR 4,228 thousand and EUR 4,187 thousand at December 31, 2002 and 2003 respectively. The loans bear interest at a rate of EURIBOR+1% payable annually. The balance of these loans at December 31, 2003 totaled EUR 4,187 thousand which includes accrued interest.

The Company has a note payable to an entity controlled by the Company’s principal shareholder. The amount payable at December 31, 2002 and 2003 was EUR 6,569 thousand and EUR 2,237 thousand, respectively. The note bears interest at a rate of EURIBOR+1% payable annually. The note was originally payable at December 31, 2004, but has been re-negotiated and expires December 31, 2008.

In May 2003 Euro 1.65 million of the related party note payable was re-financed by an institutional lender at the same interest rate as on the Note Payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited (“Slingsby”), an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. Under the terms of the Note financing, upon a default under the Note the holder of the Note is entitled to exchange to Note for shares of Private Media Group, Inc. Common Stock owned by Slingsby, based upon the market value of Private Common Stock. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum, and to refinance a $ 3.0 million loan from Beate Uhse AG (the “$ 3.0 Million Beate Uhse Loan”), which had a maturity date of December 13, 2003. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note or refinancing of the $ 3 Million Beate Uhse Loan. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. The Company continues to engage in discussions with Consipio and Beate Uhse with a view towards reaching final agreement on a restructured Note and Beate Uhse Loan. As of December 31, 2003 the outstanding principal under the Note was $ 3.3 million (or EUR 2.6 million). In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby.

Peach Entertainment Distribution AB (“PED”), a wholly owned subsidiary of the Company, was party to an exclusive Distribution Agreement with Sundance Associates, Inc. (“Sundance”). A former member of the Company’s Board of Directors was the sole shareholder of Sundance through December 31, 2001. Under the terms of the Distribution Agreement, PED granted to Sundance the exclusive rights to distribute specified products of the Company in the United States at prices consistent with prices charged to other distributors. This agreement was terminated in April 2001. During the 12 month periods ended December 31, 1999 and 2000 sales to Sundance and related entities from PED totaled EUR 1,993 thousand and EUR 3,076 thousand, respectively. As of December 31, 1999 and 2000 receivables owed to the Company by entities related to Sundance totaled EUR 1,140 thousand and EUR 2,023 thousand, respectively.

In April 2001, the Company acquired certain tangible and intangible assets from Anton Enterprises, Inc. (d.b.a. Private USA) (“Anton”) a company partially owned by a former member of the Company’s Board of Directors who also held an ownership interest in Sundance (Note 3).

14. Shareholders’ equity

Retained Earnings

The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd, Milcap Media Ltd. and Fraserside Holdings Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company is not currently aware of any significant restrictions that would inhibit its ability to pay dividends should it choose to do so, although the Company’s current intention is to re-invest the unremitted earnings of its foreign subsidiaries. In addition the Company is restricted from payment of dividends under the terms of its short-term note agreement (Note 10).

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. The common stock is not redeemable and has no conversion or pre-emptive rights.

In June, 2000, the Company’s shareholders and board of directors approved an increase in the Company’s authorized capital stock, consisting of an increase in the number of authorized common shares from 50,000,000 to 100,000,000. This increase was effected in August 2001 upon the filing of a Certificate of Amendment of the Company’s articles of incorporation with the Nevada Secretary of State.

During 2000 the Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares. Such purchases may be made from time to time in the open market for an indefinite period of time. As of December 31, 2003 no shares had been repurchased.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with relative rights, preferences and limitations determined at the time of issuance. The Company has issued 7,000,000 shares of $4.00 Series A convertible preferred stock. The Series A convertible preferred stock is non-voting and provides for a 5% annual stock dividend beginning in 1998 to be paid quarterly in common stock at the average closing price of the Company’s common stock for the twenty consecutive days prior to the quarterly record date. Each preferred share is convertible at any time into common shares on a one-for-three basis (post-split). Additionally, at any time the common stock of the Company has a closing price of less than $1.33 per share for twenty consecutive days the preferred stock may be converted at the option of the holder thereof into common stock at a 20% discount to the five day average closing price prior to the date of conversion. In accordance with the terms of the Series A Preferred Stock Agreement, 346,448 shares of common stock were issued in 2003 with respect to dividends on preferred shares relating to 2002 and 2003. On March 18, 2003 and August 8, 2003, Slingsby Enterprises Limited converted 5,350,000 and 1,650,000 shares of $4.00 Series A convertible preferred stock into 16,050,000 and 4,950,000 shares of common stock, respectively. Accordingly, as of August 8, 2003, no shares of Series A Preferred Stock remained outstanding

Common Stock Warrants

The Company has issued 208,464 common stock warrants in connection with the acquisition of Extasy Video B.V. The warrants are exercisable until January 28, 2004 at an exercise price of USD 9.63 per share, As of January 28, 2004 the warrants were not exercised and subsequently they expired. During 2002, 22,500 warrants held by Qamilla Carlson were exercised at an exercise price of USD 3.33 per share.

Convertible notes

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the sale of the convertible notes, effective as of September 19, 2003 we issued to the four investors Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The Series A Warrants have an exercise price of $2.00 per share, and are exercisable at any time from September 19, 2003, through September 19, 2008. The Series B Warrants have an exercise price of $1.00 per share, are exercisable only upon the occurrence of specified events, and expire on September 19, 2004. Events which entitle the holders of the Series B Warrants to exercise the warrants include the following: (i) a material adverse change in our business, as defined in the securities purchase agreements; or (ii) the “market price” of our common stock on March 19, 2004, is less than $2.37, with the “market price” being defined as the arithmetic average of the five lowest daily volume-weighted average prices of our common stock during the 15 consecutive trading days immediately preceding March 19, 2004. On March 19, 2004 the “Market Price” was greater than $2.37. In addition to anti-dilution provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, the exercise price of the warrants is subject to downward adjustment upon the issuance by us of common stock or securities convertible into common stock at a price per share of less than the then current exercise price. Payment of the exercise price of the warrants may be made, at the option of the warrant holder, either in cash or by a “cashless exercise.” Upon a cashless exercise, in lieu of paying the exercise price in cash, the warrant holder would receive shares of common stock with a value equal to the difference between the market price (the average of the closing prices of the common stock for the five trading days immediately preceding the exercise date) at the time of exercise and the then current exercise price multiplied by the number of shares so exercised.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2001	2002	2003
Numerator: (EUR in thousands)
Net income (numerator diluted EPS)	8,017	340	(570)

Less: Dividends on preferred stock	1,589	1,446	148

Income applicable to common shares (numerator basic EPS)	6,428	(1,107)	(718)

Denominator:

Denominator for basic earnings per share – weighted average shares outstanding	28,137,817	28,626,327	43,493,163
Effect of dilutive securities:
Preferred stock	21,000,000	n/a	n/a
Common stock warrants, options and other dilutive securities	542,018	n/a	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	49,679,835	n/a	n/a

Earnings per share (in EUR)
Basic	0.23	(0.04)	(0.02)

Diluted	0.16	(0.04)	(0.02)

For 2002 and 2003 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.04 and EUR 0.02, respectively. The equivalent of 21,085,904 and 7,230,440 common shares derived from dilutive securities such as options, warrants, convertible notes and convertible preferred shares are excluded from the diluted earnings per share for 2002 and 2003, respectively, as they are anti-dilutive.

16. Commitments and contingent liabilities

The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent in the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2001, 2002 and 2003 amounted to EUR 699 thousand, EUR 849 thousand and EUR 931 thousand, respectively.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under non-cancelable leases as of December 31, 2003 are as follows:

Year	EUR (in thousands)
2004	771
2005	530
2006	418
2007	313
2008	53

2,085

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

Information concerning the Company’s geographic locations is summarized as follows:

	Years ended December 31,
	2001	2002	2003
	EUR	EUR	EUR
	(in thousands)
Net Sales
USA	4,712	7,472	5,527
Gibraltar	1,818	1,437	975
Cyprus	18,346	14,367	9,985
Sweden	24,188	25,362	25,668
Spain	24,489	28,698	32,035
France	1,472	1,793	1,595
Benelux	3,699	3,629	3,212
Canada	—	—	546

Eliminations	(39,745)	(43,347)	(41,051)

Total	38,979	39,410	38,491

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Eliminations principally relates to inter-group revenue arising from trademark, license and distribution agreements between the Company’s subsidiaries in USA, Gibraltar, Cyprus, France, Sweden, Spain and the Netherlands.

	Years ended December 31,
	2001	2002	2003
	EUR	EUR	EUR
	(in thousands)
Operating profit
USA	(2,671)	(2,901)	(1,666)
Gibraltar	1,818	1,428	975
Cyprus	7,175	142	(1,021)
Sweden	77	1,000	1,012
Spain	810	384	558
France	100	42	(107)
Benelux	271	173	20
Canada	—	—	(226)
Other	(23)	(20)	(6)

Total	7,557	249	(461)
Sale of subsidiary	1,862	—	—
Interest income (expense), net	(42)	(39)	(614)

Income before income taxes	9,378	210	(1,075)

	December 31,
	2002	2003
	EUR	EUR
	(in thousands)
Long-lived assets
USA	697	559
Cyprus	17,063	19,542
Sweden	4,166	4,399
Spain	12,678	13,328
France	34	28
Benelux	272	292
Canada	—	740

Total	34,910	38,887

	December 31,
	2002	2003
	EUR	EUR
	(in thousands)
Additions to long-lived assets
USA	—
Cyprus	8,747	7,629
Sweden	2,379	2,643
Spain	12,916	1,619
Canada	—	734

Total	24,042	12,625

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additions to long-lived assets include long-lived assets and goodwill acquired in business acquisitions in each year.

One customer accounted for 8%, 11 % and 9% of consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2001	2002	2003
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Magazine and video	16,224	13,763	12,522
DVD’s	11,871	15,482	18,309
Internet	7,741	6,059	4,819
Broadcasting	2,836	4,106	2,841
Other (1)	307	—	—

Total	38,979	39,410	38,491

(1)	Includes primarily net sales of CD-ROMs and licensing fees.

18. Stock-based compensation

On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan (“the Plan”). The Plan was amended in February 2003 and provides for the issuance of up to 7,200,000 shares of the Company’s common stock to employees, consultants and advisors of the company. At December 31, 2003, stock options to purchase an aggregate of 4,110,253 shares of the Company’s common stock were outstanding under the Plan and these options have a weighted average contractual remaining life of approximately 4.7 years as of December 31, 2003.

Options for 3,840,253 shares were exercisable with exercise prices ranging from $1.19 to $11.71 per share and the weighted average exercise price of vested options equals $3.10 as of December 31, 2003. Vested options for 2,412,125 shares have exercise prices ranging from $1.19 to $3.25 per share and a weighted average exercise price of $1.38 per share as of December 31, 2003. Vested options for 970,503 shares have exercise prices ranging from $4.17 to $6.00 per share and a weighted average exercise price of $4.58 per share as of December 31, 2003. Vested options for 457,625 shares have exercise prices ranging from $7.16 to $11.71 per share and a weighted average exercise price of $9.03 per share as of December 31, 2003.

Options for 2,150,000 shares were granted during 2003 at a weighted average exercise price of $1.53 per share. Options for 2,000,000 shares are exercisable and the weighted average time period from December 31, 2003 until the remainder of the options granted in 2003 become exercisable is 1.97 years.

At December 31, 2003, options for 2,803,961 shares were available for future grant under the Plan. Share options become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee. Options granted under the Plan generally expire 5-10 years following the date of grant, certain options grants may have shorter lives.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the years ended December 31, 2001, 2002 and 2003 is a follows:

	Number of Shares	Weighted average exercise price in USD
Granted	100,000	8.50
Exercised	92,769	4.33
Forfeited	218,848	7.56	(1)

Outstanding December 31, 2001	2,379,368	6.11	(1)

Granted	1,690,000	6.02
Exercised	32,795	3.89
Forfeited	365,178	6.04	(1)

Outstanding December 31, 2002	3,671,395	5.73	(1)

Granted	2,150,000	1.53
Exercised	—	—
Forfeited (2)	1,711,142	6.13	(1)

Outstanding December 31, 2003	4,110,253	3.30	(1)

(1)	Weighted average information relates only to options vested and priced through each period.
(2)	1,500,000 forfeited options relates to options that had previously been awarded to the former CEO who left the Company in November 2003.

The Company applies APB 25, and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Selected quarterly financial data (unaudited)

Selected quarterly financial data for the years ended December 31, 2003 and 2002 is summarized as follows:

	For the year 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	9,591	10,078	9,437	9,385	38,491
Gross profit	5,292	5,198	3,509	5,411	19,411
Net income	39	66	(648)	(28)	(570)

Net income per share:
Basic	0.00	0.00	(0.02)	0.00	(0.02)

Diluted	0.00	0.00	(0.02)	0.00	(0.02)

Weighted average shares outstanding:
Basic	31,154,305	44,983,761	47,920,057	49,955,057	43,493,163

Diluted	N/A	N/A	N/A	N/A	N/A

	For the year 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	9,262	11,027	11,060	8,061	39,410
Gross profit	5,745	6,435	5,485	4,714	22,379
Net income	(1,218)	1,964	1,529	(1,935)	340

Net income per share:
Basic	(0.06)	0.06	0.04	(0.08)	(0.04)

Diluted	(0.06)	0.04	0.03	(0.08)	(0.04)

Weighted average shares outstanding:
Basic	28,462,709	28,566,982	28,675,995	28,799,157	28,626,327

Diluted	N/A	49,733,515	49,680,078	N/A	N/A

(i)	In connection with the preparation of the year end provision for income taxes the Company has revised its previously estimated effective tax rate and the Company has determined it to be more appropriate accounting to adjust the tax provisions recorded in the first – third quarters of 2003. The impact of these adjustments reduced previously recorded first quarter net income by EUR 217 and basic earnings per share by EUR 0.01. The impact of these adjustments reduced previously recorded second quarter net income by EUR 213 and did not impact previously reported second quarter basic earnings per share. The impact of these adjustments decreased previously recorded third quarter net loss by EUR 320 and did not impact previously reported second quarter basic earnings per share. Diluted impact of potentially dilutive securities such as options, warrants, convertible notes and convertible preferred shares was anti-dilutive in the first – fourth quarters of 2003 and therefore no diluted earnings or loss per share was recorded.
(ii)	In the first and fourth quarter of 2002 the Company reported offering expenses of EUR 1,401 and 168 thousand, respectively for the activities related to the planned listing and secondary offering on the Frankfurt Stock Exchange, Neuer Markt in Germany. The offering was postponed in January, 2002 due to poor market conditions and a total cost of EUR 2,412 thousand related to the offering was expensed in 2001 and 2002.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS did not have an impact on our consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which clarifies how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We currently do not have any variable interests in variable interest entities.