Form 10-Q
period 2004-03-31
PRIVATE MEDIA GROUP INC
filed 2004-05-13
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25067

PRIVATE MEDIA GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0365673
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at May 7, 2004
Common Stock, par value $.001	50,159,771

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, (Unaudited)
		2004	2004
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	856	712	868
Trade accounts receivable	9,768	10,332	12,600
Related party receivable	4,187	4,055	4,945
Inventories - net (Note 3)	10,733	11,008	13,424
Deferred income tax asset	1,608	1,608	1,961
Prepaid expenses and other current assets	2,110	2,162	2,637

TOTAL CURRENT ASSETS	29,262	29,877	36,435
Library of photographs and videos - net	16,807	16,280	19,854
Property, plant and equipment - net	15,792	16,025	19,543
Other intangible assets	3,590	3,559	4,340
Goodwill	2,425	2,425	2,957
Other assets	273	269	328

TOTAL ASSETS	68,149	68,435	83,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	4,094	3,804	4,639
Current portion of long-term borrowings	1,614	1,961	2,392
Accounts payable trade	7,486	7,659	9,340
Income taxes payable	981	814	993
Deferred income taxes	2	2	3
Accrued other liabilities	1,791	1,578	1,924

TOTAL CURRENT LIABILITIES	15,969	15,819	19,291
Long-term borrowings	4,451	4,651	5,672
Related party payable	2,237	2,237	2,728
Convertible notes	1,336	1,183	1,442

TOTAL LIABILITIES	23,993	23,889	29,133
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized, 49,955,057 and 50,159,771 issued and outstanding at December 31, 2003 and March 31, 2004, respectively	883	883	1,077
Additional paid-in capital	17,124	17,383	21,198
Retained earnings	27,976	28,760	35,074
Accumulated other comprehensive income	(1,826)	(2,480)	(3,024)

TOTAL SHAREHOLDERS’ EQUITY	44,157	44,546	54,325

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	68,149	68,435	83,458

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Three-months ended March 31, (unaudited)
	2003	2004	2004
	EUR	EUR	USD
	(in thousands)
Net sales	9,591	9,951	12,135
Cost of sales	4,299	4,676	5,702

Gross profit	5,292	5,275	6,433
Selling, general and administrative expenses	5,059	4,532	5,527
Operating profit	233	743	906
Interest expense	202	174	212
Interest income	43	49	60

Income before income tax	74	618	753
Income tax expense (benefit)	35	(167)	204

Net income	39	784	957

Other comprehensive income:
Foreign currency translation adjustments	85	(654)	(798)

Comprehensive income	124	130	159

Income (loss) applicable to common shares	(37)	784	957

Net income (loss) per share:
Basic	0.00	0.02	0.02

Diluted	0.00	0.01	0.02

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-months ended March 31, (unaudited)
	2003	2004	2004
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income	39	784	957
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	253	472	576
Bond adjustment	—	82	100
Bad debt provision	—	345	421
Amortization of other intangible assets	13	31	38
Amortization of photographs and videos	1,654	1,700	2,073
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(398)	(909)	(1,108)
Related party receivable	(123)	132	161
Inventories	(651)	(275)	(336)
Prepaid expenses and other current assets	136	(52)	(63)
Accounts payable trade	2,065	173	211
Income taxes payable	79	(167)	(204)
Accrued other liabilities	(257)	(213)	(260)

Net cash provided by operating activities	2,809	2,104	2,566
Cash flows from investing activities:
Investment in library of photographs and videos	2,618	1,173	1,431
Capital expenditures	506	682	831
Investments in (sale of) other assets	(6)	(4)	(5)

Net cash used in investing activities	3,118	1,851	2,257
Cash flow from financing activities:
Short-term borrowings – repayments	(6,800)	(389)	(475)
Long-term borrowings – repayments	—	(250)	(305)
Related party note payable	58	—	—
Long-term loan – additions	8,134	798	973
Short-term borrowings - additions	—	99	121

Net cash (used in) provided by financing activities	1,392	257	314
Foreign currency translation adjustment	85	(654)	(798)

Net (decrease) increase in cash and cash equivalents	1,168	(144)	(175)
Cash and cash equivalents at beginning of the period	1,694	856	1,044

Cash and cash equivalents at end of the period	2,861	712	868

Cash paid for interest	125	122	149

Cash paid for taxes	(44)	—	—

Conversion of bond principal into common stock	—	236	288

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Preferred stock		Addi- tional paid-in capital	Stock dividends to be distributed	Retained earnings	Accu- mulated other compre- hensive income	Total share- holder’s equity
	Shares	Amounts	Shares	Amounts
Balance at January 1, 2003	28,608,609	863	7,000,000	—	15,668	692	28,695	(2,467)	43,450
Issuance of warrants with and beneficial conversion feature for convertible debt	—	—	—	—	617	—	—	—	617
Translation Adjustment	—	—	—	—	—	—	—	642	642
Conversion of preferred stock to common stock	21,000,000	20	(7,000,000)	—	—	—	—	—	20
Stock dividends	346,448	—	—	—	840	(840)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	148	(148)	—	—
Net income (loss)	—	—	—	—	—	—	(570)	—	(570)

Balance at December 31, 2003	49,955,057	883	—	—	17,124	—	27,976	(1,826)	44,157
Conversion of bond principal into common stock	153,438	—	—	—	236	—	—	—	236
Translation Adjustment	—	—	—	—	—	—	—	(654)	(654)
Cashless Conversion of series A warrants	38,987	—	—	—	—	—	—	—	—
Conversion of bond interest into common stock	12,289	—	—	—	23	—	—	—	23
Net income (loss)	—	—	—	—	—	—	784	—	784

Balance at March 31, 2004	50,159,771	883	—	—	17,383	—	28,760	(2,480)	44,546

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2003.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2004 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.82 per USD 1.00 the interbank exchange rate on March 31, 2004. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Had compensation cost for the Company’s stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) for 2003 and 2004 would have been as per the following table:

	Three-months ended March 31, (unaudited)
	2003	2004
	EUR	EUR
	(in thousands)
Net income, as reported	39	784

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(715)	(20)

Pro forma net income	(676)	764

Net income applicable to common shares, as reported	(37)	784

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(715)	(20)

Pro forma net income applicable to common shares	(752)	764

Earnings per share:
Basic – as reported	0.00	0.02

Basic – pro forma	(0.02)	0.02

Diluted – as reported	0.00	0.01

Diluted – pro forma	(0.02)	0.01

3.	Inventories

Inventories consist of the following:

	December 31, 2003	March 31, 2004
	EUR	EUR
	(in thousands)
Magazines for sale and resale .	3,257	3,189
Video cassettes	2,838	2,603
DVDs	4,515	4,974
Other	123	242

	10,733	11,008

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

4.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended March 31,
	2003	2004
Numerator: (EUR in thousands)
Net income (numerator diluted EPS)	39	784

Less: Dividends on preferred stock	76	—

Income (loss) applicable to common shares (numerator basic EPS)	(37)	784

Denominator: (EUR in thousands)
Denominator for basic earnings per share – Weighted average shares	31,154,305	50,084,407
Effect of dilutive securities:
Convertible Note – Weighted average outstanding	N/A	997,152
Common stock warrants, options and other dilutive securities	N/A	1,306,562

Denominator for diluted earnings per share – weighted average shares and assumed conversions	N/A	52,388,120

Earnings (loss) per share (EUR)
Basic	0.00	0.02

Diluted	0.00	0.01

For 2003 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic earnings per share are EUR 0.00.

5.	Contingent Liability

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

6.	Subsequent event

In April 2004, the Company signed an agreement for the sale of part of the Company’s building in Barcelona, Spain. Under the agreement, the Company is selling the ground floor of its new office building, which represents approximately 14% of the sellable floor space. The consideration under the agreement is 1.8 million euro + VAT 16%. A 10% down-payment was received upon signature. The balance of the consideration will be received upon delivery of the property, which is expected to take place in June/July this year. Use of proceeds include investment in the Company’s content library and repayments on costly financing not related to the property.

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

Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Net sales. For the three months ended March 31, 2004, we had net sales of EUR 10.0 million compared to net sales of EUR 9.6 million for the three months ended March 31, 2003, an increase of 4%. We attribute this change mainly to increases in DVD sales of 21% to EUR 5.6 million and Broadcasting sales of 65% to EUR 1.2 million offset by a decrease in Video and Magazine sales. Video and Magazine sales decreased by 35% to EUR 2.0 million as a result of lower video sales. Internet sales remained stable with a slight decrease of 1%

down to EUR 1.3 million. We attribute the growth in broadcasting sales to our expansion in the US and the growth in sales of DVDs to the increasing number of DVD players being sold in all of our markets. We believe that the growth in broadcasting and DVD sales will continue through the remainder of 2004.

Cost of Sales. Our cost of sales was EUR 4.7 million for the three months ended March 31, 2004 compared to EUR 4.3 million for the three months ended March 31, 2003, an increase of EUR 0.4 million, or 9%. The increase was primarily the result of reduced margins on the sales of video and new cost of sales related to our starting up of broadcasting in the US. Cost of sales as a percentage of sales was 47% for the three months ended March 31, 2004, compared to 45% for the three months ended March 31, 2003.

Gross Profit. In the three months ended March 31, 2004, we realized a gross profit of EUR 5.3 million, or 53% of net sales compared to EUR 5.3 million, or 55% of net sales for the three months ended March 31, 2003.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 4.5 million for the three months ended March 31, 2004 compared to EUR 5.1 million for the three months ended March 31, 2003, a decrease of EUR 0.6 million, or 10%. We attribute the decrease to an overall program started in late 2003, where the objective is to review and reduce all controllable selling, general and administrative expenses in low or non-profitable areas, which was offset by our expansion in Canada through our new subsidiary, Private Media Group Canada, which became fully operational during the second half of last year. We expect selling, general and administrative expenses in low or non-profitable areas to continue to decrease in 2004.

Operating profit/ loss. We reported an operating profit of EUR 0.7 million for the three months ended March 31, 2004 compared to EUR 0.2 million for the three months ended March 31, 2003, an increase of EUR 0.5 million, or 219%. We attribute this change primarily to reductions in selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.2 million for the three months ended March 31, 2004, compared to EUR 0.2 million for the three months ended March 31, 2003.

Income tax expense/benefit. We reported income tax benefit of EUR 0.2 million for the three months ended March 31, 2004, compared to no income tax for the three months ended March 31, 2003. The income tax benefit is a result of certain losses being recorded in jurisdictions with higher corporate tax rates.

Net income/loss. We reported net income of EUR 0.8 million for the three months ended March 31, 2004, compared to no net income for the three months ended March 31, 2003. We attribute this change in net income in 2004 of EUR 0.8 million, to increased operating profit.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 14.1 million at March 31, 2004, an increase of EUR 0.8 million compared to the year ended December 31, 2003. The increase is principally attributable to increased trade accounts receivable and inventories.

Operating Activities

Net cash provided by operating activities was EUR 2.1 million for the three months ended March 31, 2004, and was primarily the result of net income, as adjusted for non-cash transactions, offset by uses of cash related to changes in operating assets and liabilities. The net income of EUR 0.8 million was adjusted to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 0.5 million, bond adjustment of EUR 0.1 million, bad debt provision of EUR 0.3 million, amortization of goodwill of EUR 0.03 million and amortization of photographs and videos of EUR 1.7 million provided a total of EUR 3.4 million. The total of EUR 3.4 million was then added to by changes in accounts payable trade and related party receivable totaling EUR 0.3 million offset by EUR 1.6 million from trade accounts receivable, prepaid expenses and other current assets, inventories, income taxes payable and accrued other liabilities. Net cash provided by operating activities was EUR 2.8 million for the three months ended March 31, 2003. The decrease in cash provided by operating activities for the three months ended March 31, 2004 compared to the same period last year is the result of changes in operating assets and liabilities offset by the increase in net income.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2004 was EUR 1.9 million. The investing activities were principally investment in library of photographs and videos of EUR 1.2 million, which was carried out in order to maintain the 2004 release schedules for both magazines, video and DVD, and EUR 0.7 million invested in capital expenditures. The decrease over the comparable three-month 2003 period is principally due to decreased investments in library of photographs and videos.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2004 was EUR 0.3 million, represented primarily by EUR 0.9 million in cash provided by short- and long-term borrowings offset by EUR 0.6 million in repayments on short- and long-term borrowings. We attribute the reduction of EUR 1.1 million in net cash provided by financing activities over the comparable three-month 2003 period to lower additional borrowings. The main movements during the three-month period ended March 31, 2004 are described as follows:

In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million was received. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable.

The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. In March 2004, an additional EUR 0.7 million was received. The balance of the loan will be paid out over the remaining period of construction of the building, which is expected to be completed in June/July 2004.

The remaining balance on the Note in the original principal amount of $4.0 million held by Consipio Holding b.v. was increased by EUR 0.1 million as a result of exchange rate changes. As of March 31, 2004 the remaining balance on the Note was EUR 2.7 million. As previously reported in the Company’s Form 10-K for the year ended December 31, 2003, in December 2003 Consipio notified Private that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to a guaranty agreement from Slingsby Enterprises Limited, an affiliate of the Company’s principal shareholder, to Consipio.

During the three months ended March 31, 2004, the remaining balance of EUR 0.4 million on the $2.0 million loan from Beate Uhse AG was repaid and remaining balance on the $3.0 million loan from Beate Uhse AG was reduced by EUR 0.2 million. As of March 31, 2004 the remaining balance on this loan was EUR 2.4 million. As previously reported in the Company’s Form 10-K for the year ended December 31, 2003, In December 2003, Beate Uhse AG notified Private Media Group, Inc. that the full loan amount was due and payable and offered to extend the loan maturity, subject to receipt of adequate collateral. Subsequently, Beate Uhse AG proposed an agreement whereby, so long as Private and Beate Uhse continued to maintain a business relationship, no action would be taken to enforce repayment of the $ 3 Million Beate Uhse Loan, and that loan payments would be made from credits based upon orders by specified Beate Uhse companies to specified Private Media Group companies, as was done with the $ 2 million Beate Uhse loan. Beate Uhse offered that this arrangement would be acceptable until December 31, 2005 and that any outstanding balance on the loan would have to be paid by then. Although no formal agreement has been reached with Beate Uhse AG regarding the restructuring of the $ 3 Million Beate Uhse Loan, and there are no assurances that an agreement will be reached, the Company expects that an agreement satisfactory to the Company will be reached.

Pursuant to securities purchase agreements entered into in 2003 separately with four accredited institutional investors we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million. Effective January 2004, one investor converted $0.3 million (EUR 0.2 million) of principal into common stock. As of March 31, 2004 the remaining balance on the convertible notes was $1.95 million (EUR 1.6 million).

Contractual obligations

During the three-month period ended March 31, 2004, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2003.

Outlook

We expect growth in 2004, particularly in the broadcasting, DVD and Internet segments. During 2004, we expect to continue to release movie productions at the same rate as in 2003.

In June/July 2004 the construction of our building is expected to be completed. As a result of our change in strategy, the Company has been reevaluating its need for additional space and presently we expect to be selling all, or a substantial part, of the building in parts during 2004 and 2005. We expect the net proceeds from sale of the building to cover additional investments in our content library and repayments on short- and long-term debt during the same period.

We expect that our available cash resources and cash generated from operations and the sale of real estate will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds to support more rapid expansion or respond to unanticipated requirements.

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

In the fall of 2003 we sold convertible notes to four accredited institutional investors in the aggregate principal amount of $2.25 million. Interest on the convertible notes accrues at the rate of 7%, and is payable quarterly in cash or common stock, at the election of the Company, based upon a weighted average market price during the 15 trading days preceding payment. The notes are convertible at the option of the holder at a fixed conversion price of $2.00.

In January 2004 one of the investors converted $300,000 of notes plus accrued interest into an aggregate of 153,438 shares of common stock. In March 2004 we issued an aggregate of 12,289 shares of common stock in payment of accrued interest under the notes. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to institutional investors believed to be accredited investors and was made without general solicitation or advertising.

In September 2003, we retained Neveric Capital, Inc. to act as placement agent in connection with the placement of the convertible notes. As a part of our agreement with Neveric Capital, Inc., we issued a warrant to Neveric Capital, Inc. for the purchase of 100,000 shares of our common stock at an exercise price of $2.00 per share. Pursuant to the terms of the warrant, payment of the exercise price of the warrant may be made, at the option of the warrant holder, either in cash or by a “cashless exercise.” Upon a cashless exercise, in lieu of paying the exercise price in cash, the warrant holder is entitled to receive shares of common stock with a value equal to the difference between the market price (the average of the closing prices of the common stock for the five trading days immediately preceding the exercise date) at the time of exercise and the then current exercise price multiplied by the number of shares so exercised. On February 4, 2004, the holder of the warrant exercised the warrant in full and payment of the exercise price was made pursuant to the cashless exercise provision, resulting in the issuance to the holder of 38,987 shares of common stock. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to a broker-dealer believed to be an accredited investor and was made without general solicitation or advertising.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits:

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

A Current Report on Form 8-K dated February 6, 2004, was filed during the quarter for which this Quarterly Report on Form 10-Q is filed. The Current Report was filed under Item 5. “Other Events and Regulation FD Disclosure”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC. (Registrant)

Date: May 13, 2004	/s/ JOHAN GILLBORG

Johan Gillborg, Chief Financial Officer