Form 10-Q
period 2004-09-30
PRIVATE MEDIA GROUP INC
filed 2004-11-15
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at November 11, 2004
Common Stock, par value $.001	50,136,017

PART I.

Item 1. Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, (Unaudited)
		2004	2004
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	856	2,420	2,987
Trade accounts receivable	9,768	10,535	13,007
Related party receivable	4,187	4,147	5,120
Inventories - net (Note 3)	10,733	11,722	14,471
Deferred income tax asset	1,608	1,608	1,985
Prepaid expenses and other current assets	2,110	3,157	3,898

TOTAL CURRENT ASSETS	29,262	33,589	41,468

Library of photographs and videos - net	16,807	14,871	18,359
Property, plant and equipment - net	15,792	11,240	13,876
Other intangible assets	3,590	3,497	4,318
Goodwill	2,425	2,425	2,993
Note Receivable (Note 5)	—	800	987
Other assets	273	266	329

TOTAL ASSETS	68,149	66,688	82,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	4,094	3,871	4,779
Current portion of long-term borrowings	1,614	1,733	2,140
Accounts payable trade	7,486	6,747	8,330
Income taxes payable	981	535	661
Deferred income taxes	2	2	3
Accrued other liabilities	1,791	1,862	2,299

TOTAL CURRENT LIABILITIES	15,969	14,751	18,211

Long-term borrowings	4,451	3,571	4,408
Related party payable	2,237	728	899
Convertible notes	1,336	1,251	1,544

TOTAL LIABILITIES	23,993	20,300	25,062

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized, 49,955,057 and 50,136,017 issued and outstanding at December 31, 2003 and September 30, 2004, respectively	883	883	1,090
Additional paid-in capital	17,124	17,337	21,404
Retained earnings	27,976	30,618	37,800
Accumulated other comprehensive income	(1,826)	(2,451)	(3,026)

TOTAL SHAREHOLDERS’ EQUITY	44,157	46,387	57,268

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	68,149	66,688	82,331

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2003	2004	2003	2004	2004
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	9,437	10,579	29,106	29,798	36,787
Cost of sales	5,928	5,469	15,107	13,801	17,038

Gross profit	3,509	5,111	14,000	15,997	19,749
Selling, general and administrative expenses	4,530	4,355	14,496	13,339	16,468

Operating profit (loss)	(1,021)	756	(497)	2,658	3,281
Interest expense	237	209	643	574	709
Interest income	38	37	118	129	159

Income (loss) before income tax	(1,220)	584	(1,022)	2,213	2,732
Income taxes (benefit)	(572)	(116)	(479)	(430)	(531)

Net income (loss)	(648)	700	(543)	2,643	3,263

Other comprehensive income (loss):
Foreign currency adjustments	(95)	(23)	189	(625)	(772)

Comprehensive income (loss)	(743)	677	(354)	2,018	2,491

Income (loss) applicable to common shares	(648)	700	(691)	2,643	3,263

Net income (loss) per share:
Basic	(0.01)	0.01	(0.02)	0.05	0.07

Diluted	(0.01)	0.01	(0.02)	0.05	0.06

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-months ended September 30, (unaudited)
	2003	2004	2004
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(543)	2,643	3,263
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	793	1,596	1,970
Bond Adjustment	—	150	185
Bad debt provision	150	1,182	1,459
Amortization of other intangible assets	62	93	115
Amortization of photographs and videos	5,218	5,269	6,505
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(1,770)	(1,949)	(2,406)
Related party receivable	135	40	49
Inventories	(1,571)	(989)	(1,221)
Prepaid expenses and other current assets	1,382	(447)	(552)
Accounts payable trade	2,152	(738)	(912)
Income taxes payable	(643)	(446)	(550)
Accrued other liabilities	179	71	88

Net cash provided by operating activities	5,545	6,474	7,993
Cash flows from investing activities:
Investment in library of photographs and videos	5,438	3,333	4,115
Capital expenditures	1,835	2,878	3,553
Sale of part of building	—	(4,387)	(5,416)
Investments in (sale of) other assets	162	(7)	(9)
Note receivable	—	1,400	1,728

Net cash used in investing activities	7,435	3,217	3,972
Cash flow from financing activities:
Conversion of warrants	—	10	12
Short-term borrowings - repayments	(6,919)	(389)	(481)
Long-term loan - repayments	—	(3,305)	(4,080)
Related party note payable – repayments	(1,649)	—	—
Long-term loan - additions	10,107	2,450	3,025
Short-term borrowings - additions	—	166	205

Net cash (used in) provided by financing activities	1,538	(1,068)	(1,319)
Foreign currency translation adjustment	189	(625)	(772)

Net (decrease) increase in cash and cash equivalents	(163)	1,564	1,931
Cash and cash equivalents at beginning of the period	1,694	856	1,057

Cash and cash equivalents at end of the period	1,531	2,420	2,987

Cash paid for interest	482	476	588

Cash paid for taxes	164	17	21

Conversion of bond principal into common stock	—	236	291

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Preferred stock		Additional paid-in capital	Stock dividends to be distributed	Retained earnings	Accumulated other comprehensive income	Total shareholder’s equity
	Shares	Amounts	Shares	Amounts
Balance at January 1, 2003	28,608,609	863	7,000,000	—	15,668	692	28,695	(2,467)	43,450
Issuance of warrants with and beneficial conversion feature for convertible debt	—	—	—	—	617	—	—	—	617
Translation Adjustment	—	—	—	—	—	—	—	642	642
Conversion of preferred stock to common stock	21,000,000	20	(7,000,000)	—	—	—	—	—	20
Stock dividends	346,448	—	—	—	840	(840)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	148	(148)	—	—
Net income (loss)	—	—	—	—	—	—	(570)	—	(570)

Balance at December 31, 2003	49,955,057	883	—	—	17,124	—	27,976	(1,826)	44,157
Conversion of bond principal into common stock	153,438	—	—	—	236	—	—	—	236
Translation adjustment	—	—	—	—	—	—	—	(625)	(625)
Conversion of options	7,500	—	—	—	10	—	—	—	10
Cashless Conversion of series A warrants	38,987	—	—	—	—	—	—	—	—
Repurchase of common stock	(72,173)	—	—	—	(131)	—	—	—	(131)
Conversion of bond interest into common stock	53,208	—	—	—	98	—	—	—	98
Net income (loss)	—	—	—	—	—	—	2,643	—	2,643

Balance at September 30, 2004	50,136,017	883	—	—	17,337	—	30,619	(2,451)	46,387

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2003.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2004 and for the nine months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.81 per USD 1.00 the interbank exchange rate on September 30, 2004. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Had compensation cost for the Company’s stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) for 2003 and 2004 would have been as per the following table:

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2003	2004	2003	2004
	EUR	EUR	EUR	EUR
	(in thousands)		(in thousands)
Net income, as reported	(648)	700	(543)	2,643

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(450)	(13)	(2,772)	(47)

Pro forma net income	(198)	(687)	(3,315)	2,596

Net income applicable to common shares, as reported	(648)	700	(691)	2,643

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(450)	(13)	(2,772)	(47)

Pro forma net income applicable to common shares	(198)	687	(3,463)	2,596

Earnings (loss) per share:
Basic – as reported	(0.01)	0.01	(0.02)	0.05

Basic – pro forma	(0.02)	0.01	(0.08)	0.05

Diluted – as reported	(0.01)	0.01	(0.02)	0.05

Diluted – pro forma	(0.02)	0.01	(0.08)	0.05

3. Inventories

Inventories consist of the following:

	December 31, 2003	September 30, 2004
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,257	3,854
Video cassettes	2,838	2,189
DVDs	4,515	5,434
Other	123	245

	10,733	11,722

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

4. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
	2003	2004	2003	2004
Numerator: (EUR in thousands)

Net income (loss) (numerator diluted EPS)	(648)	700	(543)	2,643

Less: Dividends on preferred stock	—	—	148	—

Income (loss) applicable to common shares (numerator basic EPS)	(648)	700	(691)	2,643

Denominator:

Denominator for basic earnings per share – Weighted average shares	47,920,057	50,130,762	41,529,616	50,102,274

Effect of dilutive securities:
Convertible Note – Weighted average outstanding	N/A	971,562	N/A	978,387
Common stock warrants and options	N/A	1,181,199	N/A	1,175,442

Denominator for diluted earnings per share – weighted average shares and assumed conversions	N/A	52,283,523	N/A	52,256,104

Earnings (loss) per share (EUR)
Basic	(0.01)	0.01	(0.02)	0.05

Diluted	(0.01)	0.01	(0.02)	0.05

For the three and nine the month periods ended September 30, 2003 the impact of potentially dilutive securities (convertible preferred shares and outstanding options and warrants for common shares) is anti-dilutive therefore reported diluted and basic loss per share are EUR 0.01 and 0.02, respectively.

For the three and nine the month periods ended September 30, 2004, the equivalent of 1,802,576 common shares derived from dilutive securities such as options, warrants, convertible notes and convertible preferred shares are excluded from the diluted earnings per share calculation as they were not “in-the-money” in the respective periods.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

5. Note Receivable

In September the Company’s US subsidiary received a Promissory Note issued by Pure Play Media. Inc., a California corporation, as payment for DVDs and Videos purchased. The amount payable to the Company under the Note is $ 1,728,000 (EUR 1.4 million) together with interest on the principal sum outstanding at the rate of 3.5% per annum. Starting January 1, 2005, principal together with interest is payable in equal monthly installments of $81,682. The Note is secured by a lien under a Security Agreement and expires on October 1, 2006. The current portion of the Note is included in prepaid expenses and other current assets.

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

7. Other events

In April 2004, the Company signed an agreement for the sale of part of the Company’s building in Barcelona, Spain. Under the agreement, the Company is selling the ground floor of its new office building, which represents approximately 14% of the sellable floor space. The consideration under the agreement is 1.8 million euro + VAT 16%. A 10% down-payment was received upon signature and the balance of the consideration was received upon delivery of the property in August 2004.

In June 2004, the Company signed an agreement for the sale of part of the Company’s building in Barcelona, Spain. Under the agreement, the Company is selling the first floor of its new office building, which represents approximately 23% of the sellable floor space. The consideration under the agreement is 2.8 million euro + VAT 16%. A 10% down-payment was received upon signature and 2.3 million euro + VAT 16% was received upon delivery of a substantial part of the property in August 2004. The balance of the consideration will be received upon delivery of the remaining part of the property, which is expected to take place before the end of this year.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Net sales. For the three months ended September 30, 2004, we had net sales of EUR 10.6 million compared to net sales of EUR 9.4 million for the three months ended September 30, 2003, an increase of EUR 1.1 million, or 12%.

DVD and Video sales increased 9% to EUR 6.8 million. The change is primarily attributable to an increase in DVD sales offset by a decrease in Video sales. Magazine sales decreased 15% to EUR 1.2 million. Internet sales increased 37% to EUR 1.4 million as a result of the Company’s decision to move to a new IT solution provider in an effort to ensure down-time to be kept to a minimum in order to maximize revenues. Broadcasting sales increased 53% to EUR 1.2 million primarily as a result of the broadcasting launch of our own TV channel in the United States in February 2004.

Net sales in general were affected by unfavorable changes in exchange rates.

Cost of Sales. Our cost of sales was EUR 5.5 million for the three months ended September 30, 2004 compared to EUR 5.9 million for the three months ended September 30, 2003, a decrease of EUR 0.5 million, or 8%. Cost of sales as a percentage of sales was 52% for the three months ended September 30, 2004, compared to 63% for the three months ended September 30, 2003. The decrease in cost of sales as a percentage of sales was primarily the result of sales mix, see Gross Profit.

Gross Profit. In the three months ended September 30, 2004, we realized a gross profit of EUR 5.1 million, or 48% of net sales compared to EUR 3.5 million, or 37% of net sales for the three months ended September 30, 2003, an increase of EUR 1.6 million, or 46%. The increase in gross profit was the result of sales mix, with lower sales volume in products generating cost of sales, such as Videos, Magazines and DVDs combined, and higher sales in products generating lower or no cost of sales, such as Broadcasting and Internet sales. Furthermore, the Company’s group-wide review of restructuring its operations to focus on its core business and reduce or eliminate spending on activities not generating sufficient gross profits and/or operating profits has also contributed to an overall improved gross profit.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 4.4 million for the three months ended September 30, 2004 compared to EUR 4.5 million for the three months ended September 30, 2003, a decrease of EUR 0.1 million, or 4%. We attribute the decrease to an overall program started in late 2003, where the objective is to review and reduce all controllable selling, general and administrative expenses in low or non-profitable areas. We expect selling, general and administrative expenses in low or non-profitable areas to continue to decrease in 2004 compared to 2003.

Operating profit/loss. We reported an operating profit of EUR 0.8 million for the three months ended September 30, 2004 compared to an operating loss of EUR 1.0 million for the three months ended September 30, 2003, an increase of EUR 1.8 million, or 174%. The increase was primarily the result of higher gross profit.

Interest expense. We reported interest expense of EUR 0.2 million for the three months ended September 30, 2004, compared to EUR 0.2 million for the three months ended September 30, 2003.

Income tax benefit. We reported income tax benefit of EUR 0.1 million for the three months ended September 30, 2004, compared to income tax benefit of EUR 0.6 million for the three months ended September 30, 2003.

Net income/loss. We reported net income of EUR 0.7 million for the three months ended September 30, 2004, compared to net a net loss of EUR 0.6 million for the three months ended September 30, 2003. We attribute the increase in net income in 2004 of EUR 1.3 million to higher operating profit offset by lower tax be.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Net sales. For the nine months ended September 30, 2004, we had net sales of EUR 29.8 million compared to net sales of EUR 29.1 million for the nine months ended September 30, 2003, an increase of EUR 0.7 million, or 2%.

DVD and Video sales decreased 9% to EUR 18.2 million. The change is primarily attributable to a decrease in Video sales of EUR 4.5 million which was not fully offset by DVD sales although DVD sales increased compared to 2003. The reason being a combination of the general industry decrease in Video sales and 40% less titles being released by the Company on Video in 2004 compared to 2003 as a result of fewer new movie productions available for sale. The reduction in new movie productions available for sale did also affect DVD sales. However, the Company has managed to offset a large part of the negative effect on Video and DVD sales in both the first and the second quarter of 2004 by opening additional distribution channels, thereby increasing sales on a per release basis. In 2003 and the first half of 2004, investment in new movie productions was temporarily cut back due to reduced cash-flow as a result of overspending in 2002 and 2003. Expected improvements in cash-flow during the remainder of 2004 will allow the Company to resume its normal investment activity in new movie productions. See also “Liquidity and Capital Resources” - Investing Activities.

The decrease in Video sales of EUR 4.5 million was offset by increases in Magazine, DVD, Broadcasting and Internet sales totaling EUR 5.2 million. Magazine sales increased 7% to EUR 3.9 million. Internet sales increased 18% to EUR 4.0 million as a result the Company’s decision to move to a new IT solution provider in an effort to ensure down-time to be kept to a minimum in order to maximize revenues. Broadcasting sales increased 78% to EUR 3.6 million primarily as a result of the broadcasting launch of our own TV channel in the United States in February 2004.

Going forward and as cash-flow strengthens, we believe will be able to attain optimum release frequency of new movie productions.

Net sales in general were affected by unfavorable changes in exchange rates.

Cost of Sales. Our cost of sales was EUR 13.8 million for the nine months ended September 30, 2004 compared to EUR 15.1 million for the nine months ended September 30, 2003, a decrease of EUR 1.3 million, or 9%. Cost of sales as a percentage of sales was 46% for the nine months ended September 30, 2004, compared to 52% for the nine months ended September 30, 2003. The decrease in cost of sales as a percentage of sales was primarily the result of sales mix, see Gross Profit.

Gross Profit. In the nine months ended September 30, 2004, we realized a gross profit of EUR 16.0 million, or 54% of net sales compared to EUR 14.0 million, or 48% of net sales for the nine months ended September 30, 2003, an increase of EUR 2.0 million, or 14%. The increase in gross profit was the result of sales mix, with lower sales volume in products generating cost of sales, such as Videos, Magazines and DVDs combined, and higher sales in products generating lower or no cost of sales, such as Broadcasting and Internet sales. Furthermore, the Company’s group-wide review of restructuring its operations to focus on its core business and reduce or eliminate spending on activities not generating sufficient gross profits and/or operating profits has also contributed to an overall improved gross profit.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 13.3 million for the nine months ended September 30, 2004 compared to EUR 14.5 million for the nine months ended September 30, 2003, a decrease of EUR 1.2 million, or 8%. We attribute the decrease to an overall program started in late 2003, where the objective is to review and reduce all controllable selling, general and administrative expenses in low or non-profitable areas, which was offset by our expansion in Canada through our new subsidiary, Private Media Group Canada, which became fully operational during the second half of last year. We expect selling, general and administrative expenses in low or non-profitable areas to continue to decrease in 2004 compared to 2003.

Operating profit/loss. We reported an operating profit of EUR 2.7 million for the nine months ended September 30, 2004 compared to an operating loss of EUR 0.5 million for the nine months ended September 30, 2003, an increase of EUR 3.2 million, or 635%. The increase was primarily the result of higher gross profit and decreased selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.6 million for the nine months ended September 30, 2004, compared to EUR 0.6 million for the nine months ended September 30, 2003.

Income tax benefit. We reported income tax benefit of EUR 0.4 million for the nine months ended September 30, 2004, compared to income tax benefit of EUR 0.5 million for the nine months ended September 30, 2003.

Net income/loss. We reported net income of EUR 2.6 million for the nine months ended September 30, 2004, compared to a net loss of EUR 0.5 million for the nine months ended September 30, 2003. We attribute the increase in net income in 2004 of EUR 3.2 million to higher operating profit.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 18.8 million at September 30, 2004, an increase of EUR 5.5 million compared to the year ended December 31, 2003. The increase is principally attributable to an increase in cash and cash equivalents from the sale of part of our building and increases in trade accounts receivable and inventories as a result of increased sales of Magazines and DVDs through high margin national newsstand network distributors with consignment agreements and long credit terms.

Operating Activities

Net cash provided by operating activities was EUR 6.6 million for the nine months ended September 30, 2004, and was primarily the result of net income, as adjusted for non-cash transactions, offset by uses of cash related to changes in operating assets and liabilities. The net income of EUR 2.6 million was adjusted to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 1.6 million, bond adjustment of EUR 0.2 million, bad debt provision of EUR 1.2 million, amortization of other intangible assets of EUR 0.1 million and amortization of photographs and videos of EUR 5.3 million provided a total of EUR 10.9 million. The total of EUR 10.9 million was then added to by changes in related party receivable and accrued other liabilities totaling EUR 0.1 million offset by EUR 4.6 million from trade accounts receivable, inventories, prepaid expenses and other current assets, trade accounts payable and income taxes payable. Net cash provided by operating activities was EUR 5.5 million for the nine months ended September 30, 2003. The increase in cash provided by operating activities for the nine months ended September 30, 2004 compared to the same period last year is the result of increases in net income and adjustment to reconcile net income to net cash flows from operating activities offset by the changes in operating assets and liabilities

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2004 was EUR 3.2 million. The investing activities were principally capital expenditures of EUR 2.9 million of which EUR 2.1 million was related to the construction of a building, investment in library of photographs and videos of EUR 3.3 million and note receivable of EUR 1.4 million offset by EUR 4.4 million received from sale of part of building. The decrease over the comparable nine-month 2003 period is principally due to sale of part of building and decreased investments in library of photographs and videos offset by note receivable and capital expenditures. In 2003 and the first half of 2004, investment in new movie productions was temporarily cut back due to cash-flow restrictions as a result of overspending in 2002 and 2003, which in turn has affected the release frequency of new productions on both Video and DVD. Going forward the Company is expecting the cash-flow to recover as a result of its overall program started in late 2003, where the objective is to review and reduce all controllable selling, general and administrative expenses in low or non-profitable areas. Use of the proceeds from sale of part of building include investment in the Company’s content library. As cash-flow strengthens, we believe will be able start acquiring movie productions at a normal rate and attain optimum release frequency of new movie productions.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2004 was EUR 1.1 million, represented primarily by EUR 3.7 million in repayments on short- and long-term borrowings offset by EUR 2.6 million in cash provided by short- and long-term borrowings. We attribute the change of EUR 2.6 million over the comparable nine-month 2003 period primarily to repayments on borrowings. The main movements during the nine-month period ended September 30, 2004 are described as follows:

In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million was received. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purpose of financing the construction of an office building and is secured by a mortgage on the building. During the first nine months in 2004, an additional EUR 2.45 million was received in order to pay for the completion of the construction of the building. In connection with the sale of part of the property EUR 1.9 million was repaid and as of September 30, 2004 the remaining balance on the loan was EUR 2.3 million.

During the period, the remaining balance on the Note in the original principal amount of $4.0 million held by Consipio Holding b.v. was increased by EUR 0.1 million as a result of exchange rate changes. As of September 30, 2004 the remaining balance on the Note was EUR 2.7 million. As previously reported in the Company’s Form 10-K for the year ended December 31, 2003, in December 2003 Consipio notified Private that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to a guaranty agreement from Slingsby Enterprises Limited, an affiliate of the Company’s principal shareholder, to Consipio.

During the nine months ended September 30, 2004, the remaining balance of EUR 0.4 million on the $2.0 million loan from Beate Uhse AG was repaid and the $3.0 million loan from Beate Uhse AG was reduced by EUR 1.1 million. As of September 30, 2004 the remaining balance on this loan was EUR 1.4 million. As previously reported in the Company’s Form 10-K for the year ended December 31, 2003, In December 2003, Beate Uhse AG notified Private Media Group, Inc. that the full loan amount was due and payable and offered to extend the loan maturity, subject to receipt of adequate collateral. Subsequently, Beate Uhse AG proposed an agreement whereby, so long as Private and Beate Uhse continued to maintain a business relationship, no action would be taken to enforce repayment of the $ 3 Million Beate Uhse Loan, and that loan payments would be made from credits based upon orders by specified Beate Uhse companies to specified Private Media Group companies, as was done with the $ 2 million Beate Uhse loan. Beate Uhse offered that this arrangement would be acceptable until December 31, 2005 and that any outstanding balance on the loan would have to be paid by then. In September, a formal agreement reflecting the aforementioned was reached with Beate Uhse AG regarding the restructuring of the $ 3 Million Beate Uhse Loan.

Pursuant to securities purchase agreements entered into in 2003 separately with four accredited institutional investors we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million. Effective January 2004, one investor converted $0.3 million (EUR 0.2 million) of principal into common stock. As of September 30, 2004 the remaining balance on the convertible notes was $1.95 million (EUR 1.6 million).

In May 2003 Euro 1.7 million of the related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder. During the nine months ended September 30, 2004, the Company repaid Euro 0.2 million and subsequently the remaining balance was Euro 1.5 million.

Non-Cash Transaction

The Company has a note payable to an entity controlled by the Company’s principal shareholder. The amount payable at September 30, 2004 was EUR 0.7 million. In September 2004, the amount payable under the note was reduced by EUR 1.5 million as a result of certain adjustments provided for under the December 2002 Share Purchase Agreement for the outstanding stock of Barbuda BV for which the note payable relates to.

Contractual obligations

During the nine-month period ended September 30, 2004, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2003.

Outlook

We expect growth in 2004 and 2005, particularly in the broadcasting, DVD and Internet segments. As a result of improvements in cash-flow, the Company is starting to acquire productions at a normal rate and expect to resume its normal release frequency of new movies in the near future.

In July 2004 the construction of our building was completed and we formally received the building from the contractor in August. As a result of our change in strategy, the Company has been reevaluating its need for additional space and presently we have sold part of the building and may be selling the remainder, or a substantial part, during 2005 and 2006. We expect any future net proceeds from sale of the building to be used for repayments on short-term and long-term debt during the same period.

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

In September 2004 we issued an aggregate of 13,753 shares of common stock in payment of $34,405 of accrued interest under the notes. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to institutional investors believed to be accredited investors and was made without general solicitation or advertising.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

10.1	Supplementary Agreement dated August 11, 2004, by and between Private Media Group, Inc., Private Benelux BV, Peach Entertainment Distribution AB, and Beate Uhse AG.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: November 15, 2004	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer