Form 10-K
period 2004-12-31
PRIVATE MEDIA GROUP INC
filed 2005-03-31
CIK 1068084

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

At June 30, 2004, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $44,278,393. The aggregate market value has been computed by reference to the last sales price of the common stock on June 30, 2004.

On March 18, 2005 the registrant had 50,159,312 shares of Common Stock outstanding.

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

Private Media Group, Inc. is incorporated in the State of Nevada. In accordance with Nevada law we maintain a registered office at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada. Our European headquarters are located at the offices of one of our principal operating subsidiaries, Milcap Media Group, S.L. ,whose address is Carretera de Rubí 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain, telephone + 34-93-590-7070.

We acquire worldwide rights to still photography and motion pictures tailored to our specifications from independent directors and process these images into products suitable for popular media formats such as print publications, videotapes , DVDs and electronic media content for Internet distribution. We distribute our adult media content directly, and through a network of local affiliates and independent distributors, through multiple channels, including (1) newsstands, video rental stores, travel retail and adult bookstores, (2) mail order catalogues, (3) cable, satellite and hotel television programming, (4) over the Internet via proprietary websites and broadband delivery services and (5) wireless telephony. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties. In the fiscal year ended December 31, 2004, we had net sales of EUR 35.6 million and net income of EUR 0.2 million.

Our business was founded in 1965 and achieved initial success through our flagship publication, Private, the first full color, hard-core sex publication in the world. Today, we produce four X-rated periodical magazines: Private, Pirate, Triple X and Private Sex, as well as several special feature publications each year. As of December 31, 2004, we had compiled a digital archive of more than two million photographs and all of our 432 print publications. We expect to add two additional issues and hundreds of photographs each month to this archive. Approximately 300,000 copies of our print publications are distributed each month at an average retail price of approximately Euro 11.50. We distribute our publications through a network of approximately 250,000 points of sale in more than 40 countries, with strong market positions in Europe, Latin America, Australia and Canada. We believe that our distribution network has the potential to reach nearly 500,000 points of sale in our existing markets.

Since 1992, we have also acquired, processed and distributed adult motion picture entertainment. We acquire worldwide rights to motion pictures that meet our exacting standards for entertainment content and production value from independent directors, either under exclusive contracts or on a freelance basis. We then edit and process these motion pictures to ensure consistent image quality and prepare and customize them for distribution in several formats, including DVDs, videocassettes, broadcasting, which includes cable, satellite, broadband and hotel television programming, and the Internet. Our proprietary motion pictures and those produced by joint ventures in which we participate have received more than 100 industry awards since 1994, evidencing our success in setting high quality standards for our industry. As of December 31, 2004, our movie library contained close to 800 titles. We expect to add more than 100 titles in 2005.

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

The proliferation of easy to use electronic equipment, such as VCRs and DVD players, which allow consumers to view high quality video products in the privacy of their home, has boosted demand for adult media content compatible with these formats. For example, DVD players have been adopted by consumers faster than any other electronic device ever, including the cell phone and personal computer.

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

Our Competitive Strengths

We believe the following strengths, among others, will enable us to exploit the growing global market for adult entertainment:

Extensive library of high quality adult media content

We have an extensive library of high quality adult media content. As of December 31, 2004, our library included still photographs developed for more than 400 back-issues of magazines and close to 800 movies. We hold exclusive worldwide rights to this entire content archive. This has enabled us to enter into global distribution arrangements with a wide range of media content providers, including leading international companies. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored most of our existing motion pictures in digital form. We believe that this electronic archive constitutes one of the largest libraries of high quality adult media content in the world.

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

Established market position and distribution network

We have a well-established worldwide distribution network which has been built up over the past 40 years, including some 250,000 points of sale in over 40 countries as of December 31, 2004. In many markets, we believe that our established presence hinders our competitors’ ability to break into the market. In some cases, exclusive distribution agreements improve our market position further. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. For example, we were able to utilize our existing video distribution channels to reach customers with our DVD-based products. In electronic media categories, we have entered into strategic alliances with a number of leading international service providers. In addition, we have assembled an internal team of Internet specialists to maintain and improve our Internet infrastructure and electronic products and services. We believe that our broad, multi-format distribution network affords our customers convenient access to high quality adult media content in the format of their choice.

Flexible operating structure and access to substantial capital

We acquire adult media content from third-party directors on a project basis. This approach gives us substantial flexibility in terms of production volume and delivery time, significantly reduces our fixed production overhead and largely eliminates the risk to us of cost overruns in production. Because of our multiple product and service formats and broad distribution network, we can afford to hire top directors in the industry, which we believe results in a higher quality product for our customers. Similarly, we reduce our fixed processing costs by outsourcing editing and duplication functions for most of our products, although we retain oversight of the overall production process for cost and quality control purposes. As a public company with access to the capital markets we believe that we will have sufficient financial resources to increase our production and grow through acquisitions without sacrificing our high quality standards. However, we cannot guarantee that funds will be available from the capital markets when needed.

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

We expect to produce approximately 80 X-rated and 36 R-rated movies in 2005, with distribution through a worldwide network that covers approximately 60,000 points of sale, including primarily video shops and adult book stores. We believe we have the potential to reach more than 155,000 points of sale. We have also worked together on creating labels with other recognized brands, including, in 2000 the introduction of a the Private Penthouse Video label in conjunction with Penthouse.

As of December 31, 2004, our movie library contained close to 800 movie titles. All titles are available on videocassette and DVD. These products are sold by distributors, primarily to retail stores and wholesalers worldwide. Many of our original motion picture programs have also been re-edited and licensed to cable, satellite and hotel television operators.

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

On January 28, 2000, we acquired all of the outstanding shares of Extasy Video B.V. for total consideration of Euro 3.2 million. The consideration consisted of 208,464 shares of common stock and warrants to purchase 208,464 shares of common stock. The warrants were exercisable during the period January 28, 2001 to January 28, 2004 at an exercise price of $9.63.

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

On December 31, 2002, we acquired all of the outstanding shares of Barbuda B.V., a company owning a building, for total consideration of Euro 10.0 million. The consideration consisted of cash and a note payable in the amount of Euro 6.6 million. The purpose of this transaction was to acquire this property as its European headquarters. Since the acquisition, the Company has been reevaluating its need for additional space and as of February 2005, the Company no longer owns this property, see Note 22 subsequent events in the consolidated financial statements.

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

The production and distribution of adult media content is very competitive. Hundreds of companies are now producing and distributing movies to wholesalers and retailers, as well as directly to consumers. The low cost of high quality video cameras and equipment has significantly lowered the barrier to entry for production of adult media content. According to Adult Video News, annual worldwide release of movie titles peaked at 25,000 and is currently at 11,000 of which 4000 in US alone vs. 500 in Hollywood. The bulk of this production is represented by low quality, amateur productions, made for only a few thousand dollars, as opposed to the larger, professionally produced movies with high production values. Around 20 major producers, such as Private Media Group, Vivid, Video Company of America and Metro, release most high budget adult videos and DVDs. See “Business-Competition.” In addition, because it costs as little as $5,000 to establish an Internet presence, there is significant competition among distributors of adult media content over the Internet. The proliferation of websites distributing adult media content has itself fueled a greater and ongoing demand for the creation and licensing of new adult media content.

We believe that the global adult entertainment market exceeds $56 billion annually. This covers memberships and subscriptions, escort services, magazines, sex clubs, telephone sex lines, cable and satellite pay-per-view programming, adult videos and toys and other related products and services. In 1998, Forrester Research estimated the U.S. adult entertainment market at $10 billion annually. This compares to total U.S. cinema domestic box office receipts for mainstream motion pictures of over $9.3 billion in 2004, indicating the size and importance of the adult market within the entertainment industry.

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

DVD players have been adopted by consumers faster than any other electronic device, including the cell phone and personal computer. 37 million DVD players were sold in the United states in 2004 and the installed base of DVD players reached 70 million households. The Digital Entertainment Group (US) estimates that more than 80% of US households will have at least one DVD player by the end of 2005. Consumers spent a record $21.2 billion renting and buying DVDs in 2004. DVD retail sales grew to $15.5 billion in 2004, an increase of 33 percent over last year.

In 2000, total sales and rentals of adult videos and DVDs in the United States were approximately $ 4.0 billion according to Adult Video News estimates, including sales through general interest retailers and dedicated adult stores. In 2001, PR Week reported that the Free Speech Coalition estimated that 20% of all U.S. households with either cable or satellite television or a VCR watch adult movies.

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

General growth in the PPV market in the US and Western Europe is expected to result in part from cable system digitization upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators have begun the shift from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS (Digital Broadcast Satellite) providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). Cable operators are also using their upgraded plants to provide their digital customers with VOD (Video-On-Demand) services. For the most part, the appeal of VOD to adult video consumers is no different than it is to consumers of other genres: VOD gives subscribers the opportunity to purchase movies impulsively, and the ability to watch movies exactly when, where and as often as they want. However, the ability to pause, rewind and fast-forward a VOD program - essentially mimicking the functionality of a DVD - may hold even more appeal for adult video consumers.

Adult services will serve as an important ‘driver’ to cable systems in their efforts to convert analogue subscribers to digital services. Private Media Group expects that all of its future cable launches will be on a digital platform.

United States

According to the National Cable and Telecommunications Association (“NCTA”), Cable MSOs deliver service to approximately 72 million basic households in the United States as of September 2004 and approximately 24.3 million received digital cable service. The NCTA estimates that by 2006 there will be 48.6 million digital cable subscribers. NCTA reported in its 2004 Year-End Industry Overview that there were a total of 24 million DBS households as of September 2004 (DirecTV provides services to 13.5 million households and EchoStar Communications Corporation’s DISH Network (“DISH”) provides services to 10.5 million households). During 2004, DirecTV and DISH gained 3 million net new subscribers. Kagan estimates that DBS will grow to 26 million subscribers by the year 2006. Based on the above sources, we estimate the number of digital cable and satellite subscribers for 2006 to be approximately 75 million households, a growth of 54%.

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

VOD availability is becoming increasingly widespread and is now on its way to becoming a mainstream content-delivery platform. Kagan research (Video-On-Demand 2005: A Strategic and Economic Analysis) indicates that nearly 20 mil. homes had VOD by the end of 2004, a number that is on track to nearly double to 39.2 mil. by the end of 2008. Kagan estimate that VOD revenue and cable VOD revenue from movies and TV series more than doubled from $157 mil. in 2003 to $318 mil. in 2004. By 2006, VOD revenue will comprise the majority of the PPV/VOD revenue sector. In 2007, Kagan estimates that cable VOD revenue (from all sources, including adult and SVOD) will cross the $2 billion mark on its way to $6 billion in 2013.

Europe

According to a March 2005 report from Strategy Analytics, Inc. (Digital TV in Western Europe: Market Outlook & Analysis), approximately 25 million households received digital satellite service and 7.6 million households received digital cable service. The report estimates that by 2010 there will be 49.1 million digital satellite subscribers and 28.9 million digital cable subscribers. Based on the report, the total estimated number of digital cable and satellite subscribers in Europe for 2010 is approximately 78 million households, a growth of 139%.

Internet

The adult entertainment industry was among the first to commercially exploit the Internet as a distribution channel and is, together with gambling and online games, among the few industries which generate profit on the Internet. The Internet offers relative privacy for users, a seemingly endless selection of adult media content and can provide immediate delivery.

Pay sites contain most of the adult media content on the Internet, but free sites are also common and are primarily supported by advertising from pay sites. Free sites get a few cents for each viewer who clicks on an advertising banner. The banner then transports these viewers to a site that tries to entice the user into paying for content using their credit cards. However, the bulk of revenues comes from pay sites.

As of March 2005 the number of Internet users in the European Union and United States was 206 million and 201 million, respectively, which represent a growth over the past five years of 121% and 111%, respectively. The total number of Internet users in the world as of March 2005 was 889 million. Based on information from RHK Inc. the Company estimates global adult entertainment Internet revenues to have grown from nothing to more than US$3 billion in 2004, in less than ten years. Furthermore, RHK Inc. estimates global adult entertainment Internet revenues, exclusive of revenues from online Video-on-Demand (VOD), to grow to more than US$5 billion by 2007.

The use of the Internet for viewing adult media content is expected to increase significantly. Broadband Internet access is transforming the way that millions of consumers use and pay for news, entertainment, music and other media. Consumers will use their Internet high-speed, always-on broadband connections to access and pay for entertainment content, including adult content, and services. According to analysis and forecasts, global broadband subscriptions were estimated to have grown by 50% to 150 million1 during 2004 and by 2009 the number of broadband subscribers is expected to grow to more than 287 million2. Although VOD online is still in its absolute infancy and VOD via cable is the default delivery pipe at the moment, it is interesting to note that forecasts2 see global VOD online consumer spend going from US$ 70 million in 2003 to US$ 2.34 billion in 2007, representing a CAGR of 142%.

1	Point Topic Ltd's (UK) World broadband market analysis of 16 December 2004.
2	Forecasted by RHK, Inc (USA)

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

In-Room Entertainment

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

MAGAZINE PUBLICATIONS

Our publishing operations include the publication of the adult magazines identified in the table below, special editions consisting of previously published material and occasional newsstand specials, calendars and paperback books. All of these magazines, together with local editions, are printed under various trade names and are distributed in over 40 countries. We publish several customized editions of our four principal magazines. Each edition contains the same editorial material but provides locally targeted content reflecting local governmental regulation regarding explicit adult publications. Most of our magazines feature pictures of men and women engaged in erotic and sexually explicit situations. We distribute approximately 200,000 copies of our print publications per month at an average retail price of approximately (Euro) 11.50. Our most popular publications are Private, Pirate, Private Sex and Triple X.

MAGAZINE LIBRARY

	As of December 31,
	2004	2003
Title	Nº of Issues	Nº of Issues
Private	186	180
Pirate	88	82
Triple-X	62	56
Private Sex	53	47
Private Man	4	4
Mansize	4	4
Special Editions	19	14
Best of Private (Book)	15	14
Special Editions (Book)	1	1

Total	432	402

	Quantities of Magazines Produced (Printed, not sold)
Title	2004	2003
Private	512,761	530,660
Pirate	390,531	380,905
Triple-X	340,901	365,465
Private Sex	298,221	318,825
Private Man	—	80,100
Mansize	—	154,125
Special Editions	317,451	309,190
Best of Private (Book)	42,420	—

Total	1,902,285	2,139,270

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

MOVIE PRODUCTIONS

In 1992, we began releasing movies under the Private label. Our adult movies are in genres similar to our magazines and books under the titles listed in the table below. Normally, we spend on average between $ 50,000 and $ 125,000 per movie. This amount excludes the computation of the post-production, master production, duplication and distribution costs. Generally, Milcap Media Group creates and designs all artwork for promotional items and packaging and contracts for printing services. Since 1997, independent laboratories have duplicated all of our videocassettes for us. Similarly, since 1999 all DVDs have been duplicated by independent laboratories as well. A number of our labels, including Private Gold, Private Black Label, Private Movies, The Private Life of… and Private Reality Video are released on a monthly basis while others are released on a bimonthly or less frequent basis. As of December 31, 2004, our movie library contained close to 800 movie titles. By the end of 2005, we expect the total to increase to more than 900 titles. All titles are available on both videocassette and DVD. We sell approximately 270,000 DVDs per month. We continue to expand our video operations in international markets and presently market our video products in over 40 countries.

MOVIE LIBRARY	As of December 31,
	2004	2003
Label	Nº of Titles	Nº of Titles
Amanda’s Private Diary	5	5

Best - End of Year	9	9

Gaia	6	6

H**** Housewives	9	9

Mansize	2	2

Peepshow Special	12	12

Pirate Fetish Machine	16	13

Pirate Video	12	12

Pirate Video de Luxe	16	16

Private Black Label	35	33

Private Castings	50	50

Private Fantasies	5	5

Private Films	28	28

Private Gold	68	62

Private Interactive	1	1

Private Lust Treasures	9	9

Private Man	6	6

Private Movies	12	10

Private Reality Video	26	22

Private Sports	6	5

Private Stories	27	27

Private Superf***ers	12	12

Private Tropical	14	9

Private Video Magazine	26	26

Private X-Treme	16	10

Private XXX	16	15

Private-Ninn	4	4

Private-Penthouse Movies	12	12

The Best by Private	63	52

The Matador Series	15	15

The Private Life of	22	17

The Private Story of	3	—

Triple X Files	12	12

Triple X Video	32	32

Virtualia	6	6

When Pornstars Play	2	1

Erotica (soft titles)	164	137

Total	779	702

We finance all of our adult movies, and we contract with movie producers on a flat fee basis. We have entered into agreements with some movie directors under which they have agreed to provide their services to us on an exclusive basis, generally for a period of one to three years. All producers generally assume production costs and obligations, including among other things, the delivery of rights and model releases.

Video Duplication/Production Techniques

Masters are customized and duplicated by our subsidiary Peach Entertainment Distribution and from there they are sent to different distributors and DVD duplication centers. Some distributors receive a master directly and do their own duplication. All artwork to print the video covers is created at Milcap Media Group. Most countries receive their own pre-printed covers from Spain and some countries print their own covers from artwork provided in digital format.

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

We have licensed many of our original programs to cable television networks and adult pay-per-view television channels. These licenses generally grant the television channel owner a specific right of transmission and we retain the intellectual property rights of every production. We edit many of our new feature movie releases into several versions depending on the media through which they are to be distributed. In general, versions edited for cable, satellite and hotel television programming are less sexually explicit than the versions edited for home video distribution.

The DVD Market

Distribution of DVDs represents one of our fastest growing markets. We believe we set a high standard for DVDs in the adult entertainment industry, with each DVD released by us possessing five language options as well as four other subtitled languages. We believe that our multi-language DVD format provides a significant competitive advantage for us because it attracts consumers worldwide and expands our international marketing and sales potential. This global format allows us to reduce our overall unit production costs and increase profit margins. Currently, the majority of DVDs released by our competitors in the United States and worldwide are produced in only one language since they either license titles country-by-country or manufacture each title in separate languages, thus losing out on economies of scale, which further drives down our competitors’ profit margins.

Currently, mainstream movie titles are released on DVD in six Regional Codes or Zones. This is required primarily because producers often do not control the worldwide rights to their titles. Our DVDs are playable in any region, in every country in the world, because we own and control the global rights to everything we have produced. Our DVDs are also “Internet Activated,” which means that when a consumer plays the DVD in a personal computer, that person also gets a direct link to our websites, where they can view our content by purchasing a subscription or visit our extensive on-line shopping area. We also sometimes add `extras’ to our DVDs, including alternative endings to movies, interviews with the stars, biographical data on the actors, their roles in other in-house productions and publications.

Broadcasting – Satellite & Cable

Since launching the broadcasting business in 2000, we have rapidly expanded in Eastern and Western Europe, Latin America and the United States. The broadcasting business was launched through an exclusive joint venture agreement with International Film Productions and Distributions, Ltd., (“IFPD”). IFPD is a European-based television broadcasting company associated with major content providers that specializes in the distribution of adult cable and satellite television channels. Under the joint venture agreement, IFPD was responsible for promoting and broadcasting PRVT’s two adult channels, namely Private Gold (hardcore) and Private Blue (soft core), globally. The agreement provided PRVT with 65% of the gross profits generated from the broadcast of, and advertising on, these channels. Recently, the joint venture was dissolved and PRVT acquired the channel names Private Gold and Private Blue and is currently licensing them to affiliated companies of IFPD under a two-year agreement with a minimum guarantee. The license is worldwide excluding North and Latin America. In August 2003, we announced the launch of The Private Fantasy Channel.

The Private Blue & Private Gold Channels

The Private Blue channel was launched in United Kingdom, under an exclusive joint venture agreement with Zone Vision Enterprises (“ZV”), a UK-based television company, and IFPD. As mentioned above, PRVT acquired the channel name Private Blue, and is currently licensing it to an affiliate company of IFPD for a fixed fee. Private Blue is available through the analog and digital satellite platforms of BSkyB and the Telewest cable network in the United Kingdom. Private Blue is also available in Turkey on the DigiTurk platform, and in Hungary and Slovakia on the UPC networks, and in the Netherlands with MediaKabel. Private Blue also has an international satellite feed on the SIRIUS 2 satellite, which gives it access to subscribers in all territories of Europe from 23.00 to 05.00 Central European time every day of the year.

The Private Gold television channel is broadcasted under Dutch license, and is available on the HCA Cable Association platform in Hungary, Slovakia and the Czech Republic, and on the UPC Direct satellite network. Private Gold has an international satellite feed on the AMOS 1 satellite, which gives it access to subscribers in all territories in Europe from 24.00 to 04.00 Central European time, every day of the year. Private Gold has a second satellite feed, on the ASTRA satellite with Cryptoworks Encryption. ASTRA is one of the leading satellite systems for direct-to-home transmission of television, radio and multimedia services in Europe, and currently has a fleet of nine satellites and transmits to 22 European countries. The Private Gold channel were launched in Western Europe in 2001, under a joint venture agreement with Canal Digital AS and IFPD. Canal Digital distributes Private Gold in Sweden, Denmark and Finland. Canal Digital is jointly owned by Canal+ and Telenor. In 2001, Canal Digital had more than 1.1 million card customers and over 700,000 subscribers in the Nordic region.

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

In June 2004, we entered into an agreement with Comcast Cable Communications, LLC, (Comcast), to make the Spanish language version of the pay per view channel Private Blue available to Spanish speaking cable TV customers in the U.S. Comcast services over 21 million US cable TV customers.

In October 2004, the Private Gold television channel was launched on the Noos platform in France. Noos is the largest cable television operator in France, Following an agreement with Private Blue and Gold Broadcasting BV, a Private Media Group Licensee, the Private Gold channel will be offered to Noos subscribers on a monthly subscription basis. The adult entertainment channel will be broadcast from midnight to 5 am seven days a week. Noos distributes to more than 1.7 million subscribers.

We believe that currently the Private Gold and Private Blue channels are available in over 40 territories to approximately 43 million potential viewers worldwide.

The Private Fantasy Channel

Private Fantasy Channel (PFC) is distributed as a Pay-Per-View (PPV) service using PPV technology which enables cable television operators or satellite providers to sell a block of programming, an individual movie, or an event for a set fee. PPV technology also permits cable television operators or satellite providers to sell our programming on a monthly, quarterly, semiannual and annual basis. PPV programming is delivered through any number of delivery methods, including: (a) cable television; (b) DTH (Direct To Home) to households with large satellite dishes receiving a low-power analog or digital signal (C-Band) or DBS (Digital Broadcast Satellite services such as those currently offered in the US by EchoStar Communications Corporation and DirecTV); (c) wireless cable systems; and (d) low speed (dial-up) or broadband Internet connections (i.e., streaming video). The Company is not limited to use any of the described methods of delivery in the future. In order to produce and deliver the channel we have agreements with several subcontractors. The management, programming and output of an encrypted signal is currently carried out in Europe. The encrypted signal is thereafter delivered via cable or satellite to the distributor.

In August 2003, we entered into an agreement with EchoStar Satellite LLC to make the pay per view channel available to more than 9 million DISH Network satellite TV customers in the U.S. On February 4, 2004, the Private Fantasy channel became available to DISH Network satellite TV customers. During 2004 the DISH Network increased its subscription base to 10.5 million U.S. households.

Broadcasting Growth Potential

General growth in the PPV market in the US and Western Europe is expected to result in part from cable system digitization upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators have begun the shift from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS (Digital Broadcast Satellite) providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). Cable operators are also using their upgraded plants to provide their digital customers with VOD (Video-On-Demand) services. For the most part, the appeal of VOD to adult video consumers is no different than it is to consumers of other genres: VOD gives subscribers the opportunity to purchase movies impulsively, and the ability to watch movies exactly when, where and as often as they want. However, the ability to pause, rewind and fast-forward a VOD program – essentially mimicking the functionality of a DVD – may hold even more appeal for adult video consumers. We believe adult services will serve as an important ‘driver’ to cable systems in their efforts to convert analogue subscribers to digital services. We expect all of our future launches to be on a digital platform.

Digital Cable and Satellite Development in the United States

According to the National Cable and Telecommunications Association (“NCTA”), Cable MSOs (multiple-systems-operators) deliver service to approximately 72 million basic households in the United States as of September 2004 and approximately 24.3 million received digital cable service. The NCTA estimates that by 2006 there will be 48.6 million digital cable subscribers. NCTA reported in its 2004 Year-End Industry Overview that there were a total of 24 million DBS households as of September 2004 (DirecTV provides services to 13.5 million households and EchoStar Communications Corporation’s DISH Network (“DISH”) provides services to 10.5 million households). During 2004, DirecTV and DISH gained 3 million net new subscribers. Kagan estimates that DBS will grow to 26 million subscribers by the year 2006. Based on the above sources, the total estimated number of digital cable and satellite subscribers for 2006 is approximately 75 million households, a growth of 54%.

Video-On-Demand Development in the United States

VOD availability via cable is becoming increasingly widespread and is now on its way to becoming a mainstream content-delivery platform. Kagan research (Video-On-Demand 2005: A Strategic and Economic Analysis) indicates that nearly 20 mil. homes had VOD by the end of 2004, a number that is on track to nearly double to 39.2 mil. by the end of 2008. Kagan estimate that VOD revenue and cable VOD revenue from movies and TV series more than doubled from $157 mil. in 2003 to $318 mil. in 2004. By 2006, VOD revenue will comprise the majority of the PPV/VOD revenue sector. In 2007, Kagan estimates that cable VOD revenue (from all sources, including adult and SVOD) will cross the $2 billion mark on its way to $6 billion in 2013.

Digital Cable and Satellite Development in Europe

According to a March 2005 report from Strategy Analytics, Inc. (Digital TV in Western Europe: Market Outlook & Analysis), approximately 25 million households received digital satellite service and 7.6 million households received digital cable service. The report estimates that by 2010 there will be 49.1 million digital satellite subscribers and 28.9 million digital cable subscribers. Based on the report, the total estimated number of digital cable and satellite subscribers in Europe for 2010 is approximately 78 million households, a growth of 139%.

Broadcasting – Broadband

Internet access is transforming the way that millions of consumers use and pay for news, entertainment, music and other media. Consumers are increasingly using their Internet high-speed, always-on broadband connections to access and pay for entertainment content, including adult content, and services. The Company is engaged in VOD broadcasting of its content over broadband via its proprietary websites and third party revenue share or licensing arrangements with VOD online aggregators and in 2004 the Company has experienced growth in this area.

According to analysis and forecasts, global broadband subscriptions were estimated to have grown by 50% to 150 million3 during 2004 and by 2009 the number of broadband subscribers is expected to grow to more than 287 million4. Although VOD (Video on Demand) online is still in its absolute infancy and VOD via cable is the default delivery pipe at the moment, it is interesting to note that forecasts5 see global VOD online consumer spend going from US$ 70 million in 2003 to US$ 2.34 billion in 2007, representing a CAGR (compound annual growth rate) of 142%.

Mobile Entertainment

The Company is engaged in licensing its content and trademarks for mobile entertainment services. Currently this is done together with third parties who manipulate the content to make it suitable for distribution via mobile telephone operators to consumers. The Company’s content is currently distributed via more than twenty national and multinational mobile telephone operators, and available in thirteen countries in Europe and Asia. The market currently consist of SMS, games and rich-media mobile downloads including; MMS, wallpapers, screensavers, videoclips and videostreaming. Juniper Research estimates in its white paper Adult to Mobile: Personal Services –Second Edition (February 2005) that the global mobile adult content market will more than triple over the next five years, to nearly US$2.1 billion by 2009.

In-Room Entertainment

In October 2001 we entered into an agreement with Quadriga Worldwide, a leading European hotel entertainment and service provider, to make a wide selection of our movies available to guests in hotels serviced. Quadriga presently provides hotels in 30 countries with interactive entertainment and information services, covering 489,000 hotel rooms worldwide, with an annual audience of 100 million hotel guests. Key customers of Quadriga include leading hotel chains such as: Hilton, Marriott, Intercontinental, Le Meridien, Sofitel, Novotel, Mercure, Sol Melia and Thistle Hotels. In addition to Quadriga we have agreements with other hotel entertainment and service providers.

Broadcasting - Licensing

Private licenses the right to use its content to broadcasters for a limited time period on a per title and territory basis.

3	Point Topic Ltd's (UK) World broadband market analysis of 16 December 2004.
4	Forecasted by RHK, Inc (USA)
5	Forecasted by RHK, Inc (USA)

INTERNET SERVICES

Overview

Private Media Group’s Internet team has combined its extensive media library with the most advanced technology to take advantage of the growth of Internet access and new distribution methods. Private has developed several key product offerings which include a subscription based service, broadband video on demand sites, live sex chat service, adult personals, DVD rental service, and e-commerce shop.

In 2003, Private took the decision to outsource the Internet operations in order to lower operational expenses and increase its profit margin. This move will allow Private to focus solely on its strategic marketing and sales plan for the future growth of its catalogue of online products.

Key Products

Private.com (www.private.com) is the flagship site of Private Media Group’s Internet offerings. The site offers access to high-quality adult content that includes over 70 full-length Private movies, photosets, sex-stories, a full library of Private magazines in image and downloadable PDF format, and third-party content. In addition, subscribers receive access to live webcam, live sex shows performed by couples, and a adult personals. Premium content is also accessible through Private.com in a variety of different formats. The ability to purchase full-length DVD quality movies on a rental basis is available through Divx technology at a discounted rate for subscribers. One on one live chat is also accessible to members at a discounted rate. The site offers various payment methods to suit the ever-changing demands of the end-users that include credit card subscriptions, pay-per-minute diallers, debit cards, online cheques, and SMS payments. All payments are made through a secured system and verification process that are in-line with the International and local e-commerce regulations. Our websites are currently generating traffic of approximately 1.5 million visits per month and more than 25 million pages are viewed per month. The Private.com website features the most advance technology to enable Private to protect its digital assets from theft and file sharing through usage of Microsoft digital rights encryption and protection. Private also goes the extra step to protect its library by digitally watermarking all images. Private.com acquires customers primarily through advertising in DVDs, videos, magazines and broadcast programming with minimal incremental cost. It also acquires new customers by establishing partnerships with leading international portals. In 2004, Private.com sold over 72,000 memberships and had approx.10,000 active members at any time.

Private Shop (www.private.com/shop) offers a complete catalogue of Private products including Private DVDs and video titles, magazines, and adult toys available for purchase online. The site provides free pictures and free video clips to those who register with the shop. The site is built upon an extensive technical platform that utilizes real-time, secure transaction processing. In addition, the Shop is available in multi-lingual format and currency options based on a users locale. In 2004, the average order value was US$100.

PrivateSpeed (www.privatespeed.com) is the broadband video on demand channel for Private. PrivateSpeed features an extensive collection of Private movies in both streaming and downloadable formats for rental online. Users of PrivateSpeed are offered a free membership to view trailers of movies and other premium content through a simple sign up process that collects their email address. In 2003, Private licensed the technology of Go Internet for the backend platform for PrivateSpeed. The complete site was redone to include a new design that features a simplified user interface, new streaming, advance account management, and searchable information. Through the partnership with Go Internet, Private has been able to significantly lower costs on it streaming and hosting solution. Since it’s relaunch in June of 2003, PrivateSpeed growth has been significant with 58% growth in 2004 compared to 2003.

Private At Home (www.privateathome.com) is an online DVD rental service that launched in May 2003 in the UK. The site allows users to subscribe to a service of renting either 2–3 Private DVDs at any one time, which are then shipped directly to the privacy of their homes. The site offers payment methods especially geared for the UK market – including all major credit and debit cards – and billing is in local currency. All payments are processed through a recognized and established third party processor.

Licensing. Private licenses the right to use their trademarks and their library of photographs and movies to third parties.

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

Private Centers

The carefully developed Private Center concept for retailers has taken the adult industry to new levels. Through its Licensing Division, Private is offering a unique opportunity for adult specialist and other retailers to buy into the Private brand through licensing agreements to either upgrade their existing retail points of sale or develop new outlets in order to satisfy the increasingly sophisticated and broad demands of adult consumers. Licensees are required to follow guidelines set by Private and the product range on offer will span from traditional adult products such as sex toys, magazines and DVDs to lifestyle Private-branded products, ranging from streetwear to lingerie. The Private brand, valued by consumers and retailers alike thanks to its enduring focus on quality and innovation, thereby continues to meet new consumer demands, in both niche markets and broader sectors, such as the ever increasing number of female customers.

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

Our primary competitors in the movie industry are adult motion picture studios, with in-house production and post-production capabilities. These include U.S. producers such as Video Company of America, Hustler, Vivid Film, Wicked Pictures, Evil Angel Productions and Metro Global Media Inc. Some competitors are smaller, but locally or regionally they are capable of quickly identifying niche markets that could compete for our customers. In addition, we also compete with other forms of media, including broadcast, cable and satellite television, direct marketing, electronic media and adult entertainment websites.

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

The strength of consumer demand for adult oriented cable programming is evidenced by the acquisition by Playboy of two hardcore U.S. cable channels from Vivid Film in July 2001. Until then, Playboy’s business had been largely confined to softcore adult entertainment and it had resisted entry into hardcore markets. Competition in this market has also been impacted by an increase in the number and availability of satellite direct-to-home transmission channels. Our cable and satellite television activities in the United States has historically been limited to licensing our content to channel operators, such as Playboy, however, in 2004 we started broadcasting the Private Fantasy pay-per-view channel over Echo Star’s distribution platform.

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

EMPLOYEES

As of December 31, 2002, 2003 and 2004 we employed 177, 163 and 141 people, respectively, on a full-time basis.

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

The Classification and Rating Administration of the Motion Picture Association of America, MPAA, a motion picture industry trade association, assigns ratings for age group suitability for theatrical and home video distribution of motion pictures. Submission of a motion picture to the MPAA for rating is voluntary, and we do not submit our motion pictures to the MPAA for review. However, with the exception of several titles which have been re-edited for cable television, most of the movies distributed by us, if so rated, would most likely fall into the NC - 17 - No Children Under 17 Admitted rating category because of their depiction of nudity and sexually explicit content.

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

ITEM 2. DESCRIPTION OF PROPERTIES

PROPERTIES

Private Media Group maintains an office in the United States at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121.

In January 2002 Milcap Media Group renewed the lease for the building it currently occupies, located at Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain, for a further term of five years. Average monthly base rental expense is approximately $ 27,000. The building is currently used by all of our operating departments, primarily for marketing, administration and post production. In addition, the building serves as the European headquarters of Private Media Group, Inc. In addition, Milcap Media Group leases warehouse space also located on Carretera de Rubi. The lease expires in 2007 and the average monthly base rental expense is approximately $ 20,300. We recognize the rent expense on a straight-line basis over the term of the leases. Additionally, the leases requires us to pay our proportionate share of the building’s real estate taxes and operating expenses.

Effective December 31, 2002, Fraserside Holdings Limited (“Purchaser”) a wholly-owned subsidiary of Private Media Group, Inc. completed the purchase of all of the outstanding stock of Barbuda B.V., from Luthares Investments N.V. and Stichting de Oude Waag, companies indirectly beneficially owned by the Company’s principal shareholder. The principal asset of Barbuda B.V. is an approximately 6.300 square meter office facility and additional parking, located in Barcelona, Spain. The purpose of this transaction was to acquire this property as its European headquarters. Since the acquisition, the Company has been reevaluating its need for additional space and as of February 2005, the Company no longer owns this property.

Currently, in addition to Barcelona, Spain, the group’s subsidiaries lease office and warehouse space in Sweden; Stockholm, Knegsel, the Netherlands; Paris, France and Montreal, Canada.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Shareholders was held on December 20, 2004. At the Annual Meeting each of our five nominees was elected to serve as a director until the next Annual Meeting of Shareholders. The election results were as follows:

Election of Five Directors:

Name	For	Withheld
Berth H. Milton	40,115,290	5,167
Bo Rodebrant	40,176,773	5,167
Ferran Mirapeix	40,176,663	5,167
Johan G. Carlberg	40,170,273	5,167
Daniel Sánchez	40,177,263	5,167

No other matter was submitted to a vote at the 2004 Annual Meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market	for Private Media Group, Inc. Common Stock

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

	High	Low
Fiscal 2004:
First Quarter	$3.69	$1.97
Second Quarter	$2.68	$1.94
Third Quarter	$2.80	$2.19
Fourth Quarter	$4.95	$2.42

Fiscal 2003:
First Quarter	$3.31	$1.16
Second Quarter	$2.48	$1.07
Third Quarter	$2.85	$1.88
Fourth Quarter	$2.24	$1.30

On March 17, 2005, the last sales price reported on the Nasdaq National Market was $ 4.60. On October 30, 2004, there were 187 shareholders of record and approximately 1,400 beneficial owners of our common stock.

Sale of Unregistered Securities in the Fourth Quarter of 2004

During the three months ended December 31, 2004, we sold unregistered securities in the following transactions.

In the fall of 2003 we sold convertible notes to four accredited institutional investors in the aggregate principal amount of $2.25 million. Interest on the convertible notes accrues at the rate of 7%, and is payable quarterly in cash or common stock, at the election of the Company, based upon a weighted average market price during the 15 trading days preceding payment. The notes are convertible at the option of the holder at a fixed conversion price of $2.00. In fourth quarter of 2004 we issued an aggregate of 13,037 shares of common stock in payment of $34,032 of accrued interest under the outstanding notes. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to institutional investors believed to be accredited investors and was made without general solicitation or advertising.

Equity Compensation Plan Information

On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan. In February 2003 the Plan was amended to provide for the issuance of up to 7,200,000 shares of the Company’s common stock to employees, consultants and advisors of the company, and was approved by the shareholders.

Full details of the Plan are included in note 2 and 19 to the financial statements and are summarized below as of December 31, 2004:

( a )	Number of securities to be issued upon exercise of outstanding options, warrants and rights	4,661,561
( b )	Weighted-average exercise price of outstanding options, warrants and rights	$3.47
( c )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a) above)	2,233,153

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

Transfer Agent

The transfer agent and registrar for our common stock is InterWest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for the five years ended December 31, 2004. The selected financial information has been derived from our audited consolidated financial statements. This selected consolidated financial information should be read along with our historical consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or appearing elsewhere in this Report.

	Years ended December 31,
	2004	2004	2003	2002	2001	2000
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Statement of Income Data:
Net sales	48,784	35,612	38,491	39,410	38,979	30,553
Cost of sales	24,766	18,080	19,081	17,031	13,827	11,693

Gross Profit	24,017	17,533	19,411	22,379	25,152	18,860
Selling, general and administrative expenses	24,624	17,976	19,871	20,562	16,751	11,469
Offering expenses	—	—	—	1,569	843	—

Operating income (loss)	(607)	(443)	(461)	249	7,557	7,391
Sale of controlled entity	—	—	—	—	1,862	—
Interest expense	1,052	768	761	366	194	213
Interest income	225	165	147	327	152	364

Income (loss) before income taxes	(1,434)	(1,046)	(1,075)	210	9,378	7,543
Income taxes (benefit)	(1,760)	(1,284)	(504)	(130)	1,361	1,267

Net income (loss)	326	238	(570)	340	8,017	6,275

Other Comprehensive Income:
Unrealized loss on short-term investment			—	(67)	(134)	—
Foreign currency translation adjustments	(435)	(318)	642	666	(1,978)	(1,305)

Comprehensive income	(109)	(80)	72	939	5,905	4,970

Income (loss) applicable to common shareholders	326	238	(718)	(1,107)	6,428	4,769

Weighted average of shares outstanding:
Basic	50,136,203	50,136,203	43,493,163	28,626,327	28,137,817	27,002,220
Diluted	52,377,163	52,377,163	N/A	N/A	49,679,835	48,745,896
Basic income (loss) per share	0.01	0.00	(0.02)	(0.04)	0.23	0.18

Fully diluted income (loss) per share	0.01	0.00	(0.02)	(0.04)	0.16	0.13

Dividends declared per common Share	—	—	—	—	—	—

	As per December 31,
	2004	2004	2003	2002	2001	2000
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	4,467	3,261	856	1,694	6,408	1,624
Working capital	24,988	18,241	13,293	15,287	22,360	15,864
Total assets	86,686	63,281	68,149	68,989	57,086	43,864
Total debt	13,365	9,756	13,732	16,486	4,750	605
Total shareholders’ Equity	63,281	46,026	44,157	43,451	42,280	34,195

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

We generate revenues primarily through:

•	sales of movies on DVD and videocassette formats;

•	sales of adult feature magazines;

•	Internet subscriptions and licensing;

•	broadcasting movies through cable, satellite and hotel television programming; and

•	content, brand name and trademark licensing.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2002	2003	2004
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Magazine	5,777	5,316	5,121
Video	7,986	7,206	2,130
DVD’s	15,482	18,309	19,488
Internet	6,059	4,819	4,859
Broadcasting	4,106	2,841	4,014

Total	39,410	38,491	35,612

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

We released 104 titles on DVD during 2004, 111 titles during 2003 and 120 titles during 2002, including both new and archival material. We plan to release approximately 120 proprietary titles on DVDs in 2005. In addition, in 2004 we signed an exclusive three year Agreement with US-based Pure Play Media, Inc. for content distribution in Europe. Under the agreement, we will distribute approximately six to ten newly produced movie titles per month in Europe, our main market for DVDs. The content controlled by Pure Play Media features top US producers and directors such as Michael Ninn, Seymore Butts, and Cousin Stevie. The arrangement is based on a split of gross profit and does not require any up-front or future investment in content by Private. We will start releasing titles on DVD under the agreement in the second quarter of 2005.

Over the years, our cost of sales has been fluctuating relative to net sales due to our use of new mediums for our products, such as the Internet, DVD and broadcasting. Internet and broadcasting sales has historically not carried any cost of sales and variations in these areas affect the overall cost of sales percentage in relation to sales. These new media provide us with additional sales of our existing content

In December 2003, a group-wide review of operations initiated. The objective of the review was to restructure our operations to focus on our core business and reduce or abandon spending on, and investments in, activities not generating sufficient gross profits and/or operating profits. The review resulted in reduced selling, general and administrative expenses in the areas targeted and had a positive impact on the results of operations in 2004.

The group-wide review initiated in 2003 also resulted in the restructuring of our US operations and our US subsidiary outsourced its distribution of physical products, inclusive of Internet shop fulfillment. The restructuring started September 30, 2004 and the impact has initially been a temporary loss of revenues from the US during the fourth quarter transition period. The loss of revenues had a significant impact on gross profit. However, during the first quarter of 2005 distribution resumed and we expect the impact of the restructuring to increase gross profit and reduce selling, general and administrative expenses in 2005 compared to 2004.

We also incur significant intangible expenses in connection with the amortization of our library of photographs and movies and capitalized development costs, which include the Internet. We amortize these tangible and intangible assets on a straight-line basis for periods of between three and five years.

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

The Company sells magazines to wholesalers on firm sale basis and via national newsstand distributors with the right to return. Our magazines are multi-lingual and the principal magazine market is in Europe.

Revenues from the sale of magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned magazines. Distributors with the right to return are primarily national newsstand distributors. Most of our magazines are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of two months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals in each country. A majority of our national newsstand distributors are members of Distripress, the international organization for publishers and distributors, and carry out the distribution of the largest national and international newspapers and periodicals, including: Financial Times, Herald Tribune, Time, Newsweek, Vogue, etc.

The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary from 50-80%. Higher percentages generally reflect newer markets and/or products. Percentages are reviewed on an on-going basis.

The magazines have an approximate retail price of EUR 11.50 (USD 15.00) per copy and are printed on glossy high-quality paper at a cost of EUR 1.25 (USD 1.60). They are often shrink-wrapped in order to comply with local regulation or guidance for the sale of adult publications. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company has always collected the returns from newsstands in order to make them available for sale again.

The company has scheduled re-distribution of the returned magazines, via national newsstand distributors, as Megapacks or Superpacks (three different copies per pack) where the retail price is EUR 14.95 (USD 19.50). As the national newsstand distributors have the right to return, the packs come back to us and are then broken up in individual copies in order to be sent out in DVD packs, see below, or sold on firm sale basis to wholesalers as back numbers at a lower price than new issues.

The company recently started scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned and the magazines are broken out in order to be sold on firm sale basis to wholesalers as back numbers at a lower price than new issues. The company has historically sold all copies printed at an average price higher than, or equal, to cost.

Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Revenues from satellite & cable broadcasting are recognized based on sales reported each month by its cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Pay TV Group until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

Other Intangible Assets represents the value attributable to certain acquisitions (see Note 3 and 8). Amortization expense is calculated on a straight-line basis over 10 years.

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

Results of Operations

2004 compared to 2003

Net sales. Our net sales in 2004 were EUR 35.6 million compared to EUR 38.5 million in 2003, a decrease of EUR 2.9 million, or 7%. The drop in net sales is primarily the result of the Company’s reorganization of its US distribution, see previous discussion under Overview in this Item 7, and a decrease in Video sales. The decrease in Video sales of 70% to EUR 2,1 million, was primarily the result of a combination of a general industry decrease in Video sales and 40% less titles being released by the Company as a result of fewer new movie productions available for sale on Video in 2004 compared to 2003. DVD sales, which increased 6%, to EUR 19.5 million, was also affected by the US reorganization and the reduction in new movie productions available for sale. However, the Company managed to offset part of the negative effect from fewer new titles on DVD sales by opening additional distribution channels, thereby increasing sales on a per release basis. Magazine sales decreased 4% to EUR 5.1 million, while Internet sales increased 1% to EUR 4.9 million. Broadcasting sales increased 41% to EUR 4.0 million primarily as a result of the broadcasting launch of our own TV channel in the United States in February 2004.

In 2003 and the first half of 2004, investment in new movie productions was cut back due to reduced cash-flow as a result of overspending in 2002 and 2003. Improvements in cash-flow during 2004 has allowed the Company to increase its investment activity in new movie productions and the impact on sales is expected to show in the first half of 2005, see also “Liquidity and Capital Resources” - Investing Activities.

Net sales in general were affected by unfavorable changes in exchange rates. During the period the dollar weakened against the euro and since our sales in the United States are translated into euro this had a negative effect. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the fiscal year. The change in average exchange rate for the fiscal year 2004 compared to 2003 was a decrease of 9%. The balance sheet is translated at the year-end exchange rate. Due to the significance of the results reported in dollars the impact of the euro/dollar exchange rate on our major categories of revenue and expense can be material.

Cost of Sales. Our cost of sales was EUR 18.1 million for 2004 compared to EUR 19.1 million for 2003, a decrease of EUR 1.0 million, or 5%. The decrease was the result of reduced sales. Cost of sales as a percentage of sales was 51% for 2004, an increase of 1% compared to 2003. The increase in cost of sales as a percentage of sales was primarily the result of the impairment of the value of video cassettes in inventory as of December 31, 2004 made to reflect the change in market conditions for video cassettes.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 10.9 million for 2004 compared to EUR 11.8 million for 2003, a decrease of EUR 0.9 million, or 7%. The decrease was the result of reduced sales. Printing, processing and duplication cost as a percentage of sales was 31% for 2004, which represents no change compared to 2003. As a result of changing market conditions, we wrote off video cassette inventory to a value of EUR 1.5 million during the fourth quarter, which increased printing, processing and duplication cost with the same amount. Amortization of library was EUR 6.6 million for 2004 compared to EUR 7.1 million for 2003, a decrease of EUR 0.5 million, or 7%. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The decrease was the result of lower amounts invested in content released during the period subject to amortization in 2004 compared to 2003. Broadcasting cost was EUR 0.6 million for 2004 compared to EUR 0.2 million for 2003, an increase of EUR 0.4 million. Broadcasting cost represents programming and transmission cost and the increase relates to the start-up of the Private Fantasy Channel in the United States.

Gross Profit. Our gross profit for 2004 was EUR 17.5 million, or 49% of net sales, compared to EUR 19.4 million, or 50% of net sales for 2003. This represented a decrease of EUR 1.9 million, or 10%, compared to 2003. The decrease was the result of lower sales. Gross profit as a percentage of sales was down 1% for 2004 compared to 2003. The decrease in gross profit as a percentage of sales was the result of the impairment of the value of video cassettes in inventory as of December 31, 2004 made to reflect the change in market conditions for video cassettes.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 18.0 million for 2004 compared to EUR 19.9 million for 2003. Despite increases in bad debt provision and depreciation of EUR 0.9 million and EUR 0.9 million, respectively, selling, general and administrative expenses decreased by EUR 1.9 million, or 10%. The increased bad debt provision in 2004 related primarily to one specific receivable which was written off completely as collection attempts failed. We attribute the decrease in selling, general and administrative expenses to an overall program started in 2003 where the objective is to review and reduce all controllable selling, general and administrative expenses in low or non-profitable areas. We expect lower bad debt provisions and reduced depreciation in 2005. We also expect selling, general and administrative expenses in low or non-profitable areas to continue to decrease in 2005.

Operating profit/loss. We reported an operating loss of EUR 0.4 million for 2004 compared to an operating loss of EUR 0.5 million for 2003, a decrease of EUR 1.0 million. The decrease in loss was primarily the result of reduced selling, general and administrative expenses.

Interest expense. Our interest expense was EUR 0.8 million for 2004, compared to EUR 0.8 million for 2003.

Income tax expense/benefit. Our income tax benefit was EUR 1.3 million for 2004, compared to 0.5 million for 2003.

Net income/loss. Our net income was EUR 0.2 million for 2004, compared to a net loss of EUR 0.6 million for 2003. We attribute this increase in net income in 2004 of EUR 0.8 million primarily to increased income tax benefit.

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

Liquidity and Capital Resources

We generate cash from our operating activities, borrowings from third parties, the exercise of warrants and private sales of our equity securities. Our principal uses of cash typically include, building our library of photographs and movies.

We reported a working capital surplus of EUR 18.2 million at December 31, 2004, an increase of EUR 4.9 million compared to the year ended December 31, 2003. The increase is principally attributable to increases in cash and cash equivalents and prepaid expenses and other current assets and decreases in borrowings and accrued other liabilities.

We reported a working capital surplus of EUR 13.3 million at December 31, 2003, a decrease of EUR 2.0 million compared to the year ended December 31, 2002.

Operating Activities

Net cash provided by our operating activities was EUR 8.3 million for 2004 compared to EUR 10.3 million for 2003, and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. We adjusted our net income of EUR 0.2 million to reconcile it to net cash flows from operating activities. Adjustments included (1) depreciation of EUR 2.1 million, (2) convertible note adjustment of EUR 0.1 million, (3) bad debt provision of EUR 1.6 million, (4) amortization of goodwill and other intangible assets of EUR 0.1 million and (5) amortization of photographs and videos of EUR 6.6 million making a total of EUR 10.8 million which was offset by EUR 0.7 million from deferred income taxes, providing a net balance of EUR 10.1 million. Changes in operating assets and liabilities reduced the net balance by EUR 1.8 million through trade accounts receivable, related party receivable, accounts payable trade, income taxes payable and accrued other liabilities totaling EUR 3.1 million, offset by EUR 1.3 million from inventories and prepaid expenses and other current assets.

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

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2004 was EUR 5.1 million. The investing activities were investment in library of photographs and videos of EUR 4.9 million, which were carried out in order to maintain the 2003 and 2004 release schedules for magazines, videos, DVDs and broadcasting. In addition to investment in library of photographs and videos, EUR 3.3 million was invested in capital expenditures, which was principally related to the completion of our building, and EUR 1.3 million was invested in a note receivable which was acquired in connection with our US subsidiary’s restructuring of its US distribution. The total cash used in investing activities was offset by EUR 4.4 million from sale of part of the building. The decrease over the comparable twelve-month 2003 period is principally due to decreases in investment in library of photographs and videos and building related activities included in capital expenditures and sale of part of building, offset by the net effect of note receivable and the absence of investment in other intangible assets and sale of short-term investment. In 2003 and the first half of 2004, investment in new movie productions was temporarily cut back due to cash-flow restrictions as a result of overspending in 2002 and 2003, which in turn has affected the release frequency of new productions on both Video and DVD. During the latter half of 2004 cash-flow improved and we increased the acquisition of movie productions and the Company expects to attain optimum release frequency of new movie productions during the first half of 2005.

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

Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2004 was EUR 0.5 million, represented primarily by EUR 4.8 million in repayments on short- and long-term borrowings offset by EUR 2.6 million in cash provided by short- and long-term borrowings and EUR 1.8 million in cash received for conversion of warrants. The main movements resulting in a net decrease of EUR 2.3 million in borrowings during the twelve-month period ended December 31, 2004 are described as follows:

The $2.0 million and $3.0 million loans from Beate Uhse AG were reduced by EUR 2.2 million, inclusive of exchange rate changes. As of December 31, 2004 the $2.0 million was repaid and the remaining balance on the $3.0 million loan was EUR 0.7 million. The $4.0 million Note held by Consipio Holding b.v. was reduced by EUR 0.4 million inclusive of exchange rate changes. As of December 31, 2004 the remaining balance on the Note was EUR 2.2 million.

In May 2003 Euro 1.65 million of the related party note payable to Luthares was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. During the twelve months ended December 31, 2004, the Company repaid Euro 0.3 million and subsequently the remaining balance was Euro 1.4 million.

In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million was received. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purpose of financing the construction of an office building and is secured by a mortgage on the building. In 2004 an additional EUR 2.45 million was received in order to pay for the completion of the construction of the building. In connection with the sale of part of the property in 2004 EUR 1.9 million was repaid and as of December 31, 2004 the remaining balance on the loan was EUR 2.3 million.

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

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million (see Note 11 to the financial statements). Pursuant to the conditions of the agreements, the financing was completed October 27, 2003 and an aggregate net cash amount of EUR 1.9 million was received.

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

Non-Cash Transaction

The Company has a note payable to an entity controlled by the Company’s principal shareholder. The amount payable at December 31, 2004 was EUR 0.7 million. In September 2004, the amount payable under the note was reduced by EUR 1.5 million as a result of certain adjustments provided for under the December 2002 Share Purchase Agreement for the outstanding stock of Barbuda BV for which the note payable relates to.

Contractual obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of December 31, 2004:

	Amounts due in
	Less than one year	One to three years	Three to five years	More than five years	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Long-term debt:
Banks(1)	701	1,378	743	1,413	4,236
Non-institutional debt(1)	3,081	46	751	—	3,879
Convertible Note(2)(3)	100	1,523	—	—	1,623

Total long-term debt	3,883	2,948	1,494	1,413	9,738

Operating leases(4)(5)	525	1,037	103	—	1,664
Capital lease obligations(5)	47	28	—	—	74

	4,455	4,012	1,597	1,413	11,476

The pro-forma table below has been adjusted to show the effects of matters discussed in subsequent events, see Note 22 to the financial statements, and describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of December 31, 2004:

	Amounts due in
	Less than one year	One to three years	Three to five years	More than five years	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Long-term debt:
Banks(1)	2,800	839	205	—	3,844
Non-institutional debt(1)	3,786	—	—	—	3,786
Convertible Note(2)(3)	100	1,523	—	—	1,623

Total long-term debt	6,686	2,362	205	—	9,253

Operating leases(4)(5)	525	1,037	103	—	1,664
Capital lease obligations(5)	47	28	—	—	74

	7,258	3,426	308	—	10,992

(1)	Interest included. Debt with variable interest rate linked to EURIBOR has been calculated at the current rate since EURIBOR has been reasonably stable during the past years.
(2)	Non-cash interest payments included. As provided by the agreement, the Company has declared to pay all future interest in common stock until further notice.
(3)	The amount repayable has been adjusted for a conversion of $300,000 of the Note into common stock made in January 2004. Should any further conversions take place, the amount payable will be less.
(4)	Includes rent for the Company’s offices and warehouses.
(5)	Amounts included in Note 17 in the financial statements.

Description of long-term debt:

Banks

In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million and EUR 2.45 million was received in 2003 and 2004 respectively. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. In 2004 the Company sold part of the property and repaid EUR 1.9 million. The balance outstanding on the loan as of December 31, 2004 was EUR 2.3 million.

In May 2003 Euro 1.65 million of the related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder. The balance outstanding on the loan as of December 31, 2004 was EUR 1.4 million.

The Company’s Spanish subsidiary has an existing bank line of credit agreement under which this subsidiary may borrow up to EUR 1.2 million. Borrowings under the line of credit during 2003 were charged interest at EURIBOR+1%. At December 31, 2003 and 2004 the borrowings outstanding under this agreement amounted to EUR 0.8 million and EUR 1.2 million, respectively.

At December 31, 2004 the Company’s Swedish subsidiary had an outstanding bank loan totaling EUR 39 thousand. Interest on the loan at December 31, 2004 was 8% which was equal to the Swedish banks’ official interest rate at that time. The loan requires principal repayments of EUR 5 thousand quarterly plus accrued interest and the loan matures on September 30, 2006. The loan has been guaranteed by the Company’s principal shareholder.

Non-institutional debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum, and to refinance a $ 3.0 million loan from Beate Uhse AG, discussed below (the “$ 3.0 Million Beate Uhse Loan”), which had a maturity date of December 13, 2003. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note or refinancing of the $ 3 Million Beate Uhse Loan. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2004 the outstanding principal under the Note was EUR 2.2 million and is classified as a current liability.

On December 13, 2002, the group’s holding company, Private Media Group, Inc., borrowed $ 3.0 million from Beate Uhse AG under a Loan Agreement (the $ 3 Million Beate Uhse Loan). Interest accrues at the rate of 5%, payable quarterly, with the entire principal plus accrued interest due at maturity, December 13, 2003. In December 2003, Beate Uhse AG notified Private Media Group, Inc. that the full loan amount was due and payable and offered to extend the loan maturity, subject to receipt of adequate collateral. Subsequently, Beate Uhse AG proposed an agreement whereby, so long as Private and Beate Uhse continued to maintain a business relationship, no action would be taken to enforce repayment of the $ 3 Million Beate Uhse Loan, and that loan payments would be made from credits based upon orders by specified Beate Uhse companies to specified Private Media Group companies, as was done with the $ 2 million Beate Uhse loan. Beate Uhse offered that this arrangement would be acceptable until December 31, 2005 and that any outstanding balance on the loan would have to be paid by then. In September 2004, a formal agreement reflecting the aforementioned was reached with Beate Uhse AG regarding the restructuring of the $ 3 Million Beate Uhse Loan. As of December 31, 2004, the balance outstanding on the loan was EUR 0.7 million.

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

At December 31, 2004, the Company’s Spanish subsidiary had a total debt of EUR 74 thousand under certain long term leasing agreements under which the subsidiary has acquired certain equipment, machinery and fixtures. The leasing arrangements carry an average EURIBOR+1.5% rate of interest and cover 36-60 month periods. Payments under these lease agreements are made monthly in an approximate aggregate amount of EUR 5 thousand.

Convertible notes

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million, Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The securities purchase agreements each provided for the sale of one-half of the convertible notes ($1.125 million aggregate principal amount) and the issuance of all of the Series A and B Warrants as of the first closing, September 19, 2003, and obligated each of the investors to purchase, and for us to sell and issue to these investors, the remaining convertible notes ($1.125 million aggregate principal amount) immediately following the registration with the SEC of the common stock issuable under the convertible notes and the warrants (the second closing), which financing was completed effective October 27, 2003. Effective as of the first closing we received aggregate gross cash proceeds of $1,125,000, and we received an additional $1,125,000 of aggregate proceeds at the second closing, in each case before deduction of selling expenses. Effective January 2004, one investor converted $0.3 million (EUR 0.2 million) of principal into common stock. As of December 31, 2004, the amount recorded under long term borrowings, after charging debt discount of EUR 0.6 million to additional paid in capital in 2003, was EUR 1.2 million.

Interest on the notes is payable quarterly, and interest accrues at the rate of 7% per annum from their respective issue dates of September 19, 2003 and October 27, 2003. The outstanding principal balance is due and payable on August 31, 2006, subject to acceleration upon the occurrence of specified events of default. Pursuant to the terms of the notes, the note holders may elect to convert their notes, at any time prior to maturity, into shares of our common stock at a fixed conversion price of $2.00 per share. In addition to anti-dilution provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, this conversion price is subject to downward adjustment upon the issuance by us of common stock or securities convertible into common stock at a price per share of less than $2.00 per share. We may elect, with limited exceptions, to pay the interest due under the notes through the issuance of shares of common stock at a conversion price equal to the arithmetic average of the five lowest daily volume-weighted average prices of our common stock during the 15 consecutive trading days immediately preceding payment. For additional information on the convertible notes, see Note 11 to the Financial Statements.

Outlook

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

Name	Age	Position With the Company or Subsidiary
Directors
Berth H. Milton	49	President, Chief Executive Officer, Chairman of the Board and Director
Bo Rodebrant	52	Director
Ferran Mirapeix	47	Director
Johan G. Carlberg	45	Director
Daniel Sánchez	35	Director

Other Executive Officers and Key Employees
Claes Henrik Mårten Kull	39	Chief Marketing Officer, Private Media Group, Inc.; Marketing Manager, Milcap Media Group
Javier Sánchez	43	Chief Operating Officer, Private Media Group, Inc.;
Johan Gillborg	42	Secretary and Chief Financial Officer, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group
Philip Christmas	43	Vice President, Private Media Group, Inc.; Chief Financial Officer, Milcap Media Group

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

Johan G. Carlberg was appointed to the Board of Directors in October 2004. Mr. Carlberg has operated his own import, trading and consulting business in the textile and fashion industry since the seventies. Mr. Carlberg holds a Degree in Business from the Stockholm Institute of Business.

Daniel Sánchez was appointed to the Board of Directors in October 2004. Since January 2004, Mr. Sanchez has been promoting, as a founding partner, the launching of a new private venture capital firm. Prior to entering the venture capital field, he held the position as Deputy Managing Director at Electrodomésticos Taurus, a consumer electronics company, from 2002 to 2004. Between 1995 and 2002 he worked as a Manager in the field of mergers and acquisitions at Alpha Corporate, a well known international consultancy firm. Mr. Sanchez holds a Master’s Degree in Business Administration from the University of Chicago.

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

Meetings and Committees of the Board of Directors

The Board of Directors currently has three committees: (i) an Audit Committee, (ii) a Compensation Committee, and (iii) an Executive Committee. The Board of Directors does not have a formal nominating committee, and all decisions regarding director nominations are addressed by the entire Board of Directors.

Under applicable Nasdaq listing rules the Company is a “controlled company” as Berth Milton beneficially owns more than 50% of the Company’s Common Stock. Therefore, the Company is exempt from Nasdaq rules which require that (i) compensation of executive officers be determined by either a majority of the independent directors or a compensation committee comprised solely of independent directors, and (ii) nomination of directors be made by either a majority of independent directors or a committee comprised solely of independent directors.

The Company’s Board of Directors met five times during 2004 (including actions by unanimous written consent). No director attended less than 75% of the aggregate of all meetings of the Board of Directors and all Committees on which he served during the 2004 fiscal year.

All of the members of the Board of Directors are “independent” as defined in Nasdaq Stock Market Rule 4200 other than Berth Milton, who is the Company’s Chief Executive Officer.

The Audit Committee is currently comprised of Ferran Mirapeix, Johan Carlberg and Daniel Sánchez. All of the members of the Audit Committee are “independent” as defined in applicable Nasdaq listing requirements and SEC regulations, and each of them is able to read and understand fundamental financial statements. The Board has determined that Ferran Mirapeix is an “audit committee financial expert” as defined under applicable SEC regulations. The Audit Committee reviews and recommends to the Board, as it deems necessary, the internal accounting and financial controls for the Company and the accounting principles and auditing practices and procedures to be employed in preparation and review of financial statements of the Company. The Audit Committee makes recommendations to the Board concerning the engagement of independent public accountants and the scope of the audit to be undertaken by such accountants. The Audit Committee has adopted a written Audit Committee Charter. The Audit Committee met four times during 2004.

The Compensation Committee is currently comprised of Messrs. Milton and Javier Sánchez. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It exercises all authority under any employee stock option plans of the Company as the Committee therein specified, subject to the review and approval of the Board of Directors, and advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board. The Compensation Committee met twice during 2004.

The Executive Committee is comprised of Messrs. Milton, Kull and Javier Sánchez. The Executive Committee is authorized, subject to certain limitations, to exercise all of the powers of the Board of Directors during periods between Board meetings. The Executive Committee met five times during 2004.

The Board has not established a formal nominating committee, nor has the Board adopted a nominating committee charter. Therefore, decisions relating to the nomination of directors are addressed by the entire Board of Directors. The Board has not established any specific minimum qualifications that must be met for recommendation for a position on the Board. Instead, in considering candidates for director, the Board will generally consider all relevant factors, including among others the candidate’s applicable expertise and demonstrated excellence in his or her field, the usefulness of such expertise to the Company, the availability of the candidate to devote sufficient time and attention to the affairs of the Company, the candidate’s reputation for personal integrity and ethics and the candidate’s ability to exercise sound business judgment. Other relevant factors, including diversity, age and skills, will also be considered. Candidates for director are reviewed in the context of the existing membership of the Board (including the qualities and skills of the existing directors), the operating requirements of the Company and the long-term interests of its shareholders. The Board uses its network of contacts when compiling a list of potential director candidates and may also engage outside consultants (such as professional search firms). At this time, the Board does not consider director candidates recommended by shareholders. The Board believes that it is in the best position to identify, review, evaluate and select qualified candidates for Board membership. All of the Company’s nominees for director at the 2004 Annual Meeting were approved by the entire Board of Directors.

Compensation of Directors

Our Board of Directors may, at its discretion, compensate directors for attending Board and Committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings.

Effective May 2002, we have agreed to pay to Berth Milton a director fee of $215,000 per year plus out-of-pocket expenses for serving as Chairman of the Board. In 1999 we adopted the 1999 Employee Stock Option Plan which authorizes stock options to be issued to directors. On April 3, 2003 Mr. Milton received 2,000,000 options exercisable $1.20 under the plan for serving as Director and Chairman of the Board. The Company has agreed to pay each of Daniel Sánchez and Johan Carlberg a fee of EUR 2,000 and EUR 1,000, respectively, for each Board and Committee meeting attended. In addition, Messrs. Sánchez and Carlberg have each been granted options to acquire 10,000 and 3,000 shares, respectively, of the Company’s Common Stock at an exercise price of $2.53 per share, which options vest in October 2005 and expire in October 2008.

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

Based solely upon a review of Forms 3, 4 and 5 furnished to Private Media Group covering its 2004 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, Daniel Sánchez and Johan Carlberg did not file Form 3 and Javier Sánchez did not file Form 5.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to our Chief Executive Officer serving during 2004 and to our other most highly compensated executive officers other than the Chief Executive Officers whose total annual salary and bonus exceeded $100,000 (the “Named Executive Officers”), for services rendered in all capacities to Private Media Group during the fiscal years ended December 31, 2004, 2003, and 2002. No other executive officer earned compensation in excess of $100,000 in each of these periods.

Summary Compensation Table

Name and Principal Position During Fiscal 2003	Fiscal Year	Annual Compensation Salary ($)	Long-Term Compensation/ Securities Underlying Options/SAR
Berth H. Milton, President and CEO (1) Director, Chairman of the Board	2004 2003 2002	455,000 393,000 215,000	— 2,000,000 —
Javier Sánchez Chief Operating Officer, Private Media Group, Inc. General Manager, Milcap Media Group	2004 2003 2002	207,000 188,000 155,000	500,000 50,000 —
Mårten Kull Chief Marketing Officer, Private Media Group, Inc.; Marketing Manager, Milcap Media Group	2004 2003 2002	177,000 148,000 98,000	— 50,000 —
Johan Gillborg Secretary and Chief Financial Officer, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group	2004 2003 2002	165,000 137,000 96,000	— 50,000 —
Phil Christmas Vice President, Private Media Group, Inc.; Chief Financial Officer, Milcap Media Group	2004 2003 2002	119,000 108,000 92,000	— 15,000 —

(1)	Mr. Milton was appointed as the President and CEO of PrivateMedia Group, Inc. in February 1999 and served in such capacity until May 2002. For 2002 compensation reflects base salary as CEO through May 2002 and director fee for 2002. Mr. Milton was reappointed as the President and CEO of PrivateMedia Group, Inc. in November 2003.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Milton and Sánchez, who are our Chief Executive Officer and Chief Operating Officer, respectively, and served in these capacities during the 2004 fiscal year. During the last fiscal year, none of our executive officers served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

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

As of December 31, 2004, 4,661,561 options were outstanding under the Plan with an average exercise price of $3.47. Options for 2,233,153 shares of common stock remained available for grant as of such date. Future grants under the Plan will be made at our discretion.

Option Grants in the Last Fiscal Year

The following table sets forth certain information at December 31, 2004, and for the year then ended, with respect to stock options granted to the individuals named in the Summary Compensation Table above. No options have been granted at an option price below the fair market value of the Common Stock on the date of grant.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted(#)	% of Total Options/ SARs Granted to Employees In Fiscal Year	Exercise or Base Price($/ Sh)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term at 5% and 10% Respectively
Berth H. Milton	—	—	—	—	—	—
Javier Sànchez	500,000	100	5.00	Oct 7, 2009	345,352	763,138
Mårten Kull	—	—	—	—	—	—
Johan Gillborg	—	—	—	—	—	—
Phil Christmas	—	—	—	—	—	—

The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of Private Media Group, Inc. held by the individuals named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired On Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/ SARs At Fiscal Year End Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options/SARs At Fiscal Year End($)* Exercisable/ Unexercisable
Berth H. Milton	—	—	2,180,000	0	6,160,925	—
Javier Sánchez	—	—	180,000	550,000	60,925	—
Mårten Kull	—	—	172,500	50,000	60,300	—
Johan Gillborg	—	—	172,500	50,000	60,300	—
Phil Christmas	—	—	0	15,000	—	—

(*)	Based on the closing price of our common stock on the last trading day of the fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information as of March 17, 2005, regarding the beneficial ownership of our common stock by (i) each of our directors and executive officers individually, (ii) all persons known by us to be beneficial owners of five percent or more of our common stock, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares.

Name and Address (1)	Number of Shares Beneficially Owned (1)	Percent Beneficially Owned
Berth H. Milton (2)	27,282,985	52.2%
Senate Limited (3) 3 Bell Lane, Gibraltar	5,025,000	10.0%
Chiss Limited (4) 3 Bell Lane, Gibraltar	4,200,000	8.4%
Fidelity Investments International (UK) Ltd. (11) 25 Canon Street, London, UK	4,671,616	9.3%
Mårten Kull (5)	231,500	*
Johan Gillborg (6)	277,500	*
Javier Sánchez (7)	210,000	*
Bo Rodebrant (8)	72,000	*
Ferran Mirapeix (9)	50,000	*
Phil Christmas	—	*
Johan G. Carlberg	—	—
Daniel Sánchez	—	—
All Executive Officers and Directors as a group (9 people) (10)	28,123,985	53.1%

*	Denotes less than 1%
(1)	Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock which may be acquired by a beneficial owner upon exercise or conversion of warrants, options or Preferred Stock which are currently exercisable or exercisable within 60 days of March 17, 2005, are included in the Table as shares beneficially owned and are deemed outstanding for purposes of computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of the Company, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2)	Includes 22,296,909 shares of Common Stock owned by Slingsby Enterprises Limited, of which Mr. Milton is the sole shareholder. 4,950,000 of these shares are pledged to a third party to secure payment of a loan from the third party to the Company. See “Management - Related Transactions.” Also includes (i) 2,785,076 shares of Common Stock owned by Bajari Properties Limited, of which Mr. Milton is the sole shareholder, and (ii) 180,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(3)	Kate Bentley is the sole shareholder of Senate Limited and, therefore, may be deemed to be the beneficial owner of these shares.
(4)	Marina Magid is the sole shareholder of Chiss Limited and, therefore, may be deemed to be the beneficial owner of these shares.

(5)	Includes 172,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Kull. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(6)	Includes 172,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Gillborg. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(7)	Includes 180,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Sànchez. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(8)	Includes 72,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Rodebrant. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(9)	Includes 50,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Mirapeix. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(10)	Includes 2,827,000 shares issuable upon exercise of outstanding Options under the Employee Stock Option Plan.
(11)	Based upon information reported by the Nasdaq Stock Market as of March 18, 2004. Includes 304,700, 174,200 and 32,216 shares of Common Stock owned by Fidelity Management & Research Co., Fidelity Investments Japan Ltd. and Fidelity Investments SA, respectively, which companies are believed to be affiliates of Fidelity Investments International (UK) Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

No Director or executive officer of Private Media Group is related to any other Director or executive officer. None of our officers or Directors hold any directorships in any other public entity. There are currently four outside directors on our Board of Directors.

Related Transactions

We have short-term loans to an entity controlled by Mr. Milton in the amount of EUR 4.2 million and 4.2 million at December 31, 2003 and 2004, respectively. The loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2003 and 2004 the highest amounts outstanding were EUR 4.5 million and EUR 4.2 million, respectively. Advances and repayments since June 30, 2002 are related to the property that we have acquired from an entity controlled by Mr. Milton, which transaction is discussed below. As of March 18, 2005, EUR 4.3 million remained outstanding on these loans including interest.

In December 2001 we borrowed $4.0 million from Commerzbank AG pursuant to a Note originally due December 20, 2002 in order to expand our product portfolio. Subsequently the maturity of the Note was extended to March 2003. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest due on maturity. The Note is prepayable in full upon the sale of equity by us. Upon the Note becoming prepayable, we are required to repay the entire principal amount of the Note together with the greater of (1) accrued interest payable on the Note or (2) a prepayment premium equal to $200,000. The Note is secured by a guaranty from Slingsby Enterprises and a pledge by Slingsby Enterprises of 5,600,000 shares of our Series A Preferred Stock. The lender and Slingsby Enterprises have also agreed that if the Note remains unpaid at maturity, Commerzbank may elect to exchange the Note for Series A Preferred Stock or common stock owned by Slingsby Enterprises to the value of $5.0 million. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. As of December 31, 2004 the outstanding principal under the Note was $ 3.1 million (or EUR 2.2 million). In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby. Slingsby Enterprises is beneficially owned by Berth H. Milton, Chairman of the Board of Directors.

Effective December 31, 2002, we completed the purchase of all of the outstanding stock of Barbuda B.V., from companies indirectly beneficially owned by Berth Milton. The principal asset of Barbuda B.V. was an approximately 6,300 square meter office facility and additional parking, located in Barcelona, Spain, under construction. Construction was completed in 2004. The purpose of this transaction was to acquire this property as its European headquarters. Since the acquisition, the Company has been reevaluating its need for additional space and as of February 2005, the Company no longer owns this property, see Note 22 subsequent events in the consolidated financial statements.

The consideration paid by our subsidiary to the seller for the stock was EUR 9,956,950. The consideration consisted of EUR 3,387,581 cash paid in December 2002 and a note payable in the amount of EUR 6,569,369. The note bears interest at a rate of EURIBOR+1% payable annually and was originally due and payable on December 31, 2004. The fair market value of the principal asset, the real estate, is based upon independent appraisals. The amount payable on the Note at December 31, 2004 was EUR 0.7 million. The note has been re-negotiated and expires December 31, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to BDO Audiberia

Following is information regarding fees billed by BDO Audiberia for services rendered to the Company in 2003 and 2004.

Audit Fees. The aggregate fees billed to the Company by the Company’s principal accountant, BDO Audiberia, for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $84,000 and $145,000 in 2003 and 2004, respectively. Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. BDO Audiberia did not provide any assurance or related services which are not included under “Audit Fees” in 2003 and 2004, respectively.

Tax Fees. BDO Audiberia did not provide any tax compliance, tax advice, or tax planning services in 2003 and 2004, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2003 and 2004, all services provided by BDO Audiberia were pre-approved by the Audit Committee in accordance with this policy.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements.

See Consolidated Financial Statements.

2.	Financial Statement Schedules.

See schedule II.

3.	Exhibits.

See Exhibit Index.

(b)	Reports on Form 8-K:

On November 4, 2004, the Registrant filed a Report on Form 8-K to announce the appointment of Johan G. Carlberg and Daniel Sánchez as directors to fill two vacancies on the Registrant’s Board of Directors.

INDEX TO EXHIBITS

Exhibit No.	Description of Document

***3.1	Restated Articles of Incorporation

***3.2	Articles of Amendment to the Articles of Incorporation

(1)3.3	Amended and Restated Bylaws

*4.1	Specimen Common Stock Certificate.

*4.3	Certificate of Designation re Preferred Stock.

++4.4	Form of Securities Purchase Agreements dated as of September 10, 2003, entered into by the Company with each of Omicron Master Trust, Cranshire Capital L.P., and Solomon Strategic Holdings, Inc., including as exhibits thereto:

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

(a) Exhibit “A” - Form of Convertible Note.

(b) Exhibit “B” - Form of Series A Warrant.

(c) Exhibit “C” - Form of Series B Warrant.

(c) Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(e) Exhibit “E” - Form of Legal Opinion.

++4.6	Letter Agreement dated October 9, 2003, by and between the and CD Investment Partners, Ltd.

*10.1	Milcap Acquisition Agreement dated December 19, 1997

*10.2	Cinecraft Acquisition Agreement dated December 19, 1997

*10.3	Distribution Agreement between Sundance Associates and the Registrant

*10.4	License Agreement between PCI, Inc. and Milcap Media Ltd.

*10.5	Letter of Intent dated May 5, 1998, by and between Max’s Film AB and Milcap Media Limited as amended on August 20, 1998, and October 12, 1998

*10.7	Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

*10.8	Agreement dated March 31, 1998, by and between Zebra Forvaltnings, AB and certain shareholders of Viladalt, S.L.

*10.9	Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

*10.10	Agreement dated March 31, 1998, by and between Milcap Media Ltd. and certain shareholders of Viladalt, S.L.

+++10.11	Amended and Restated 1999 Employee Stock Option Plan.

**10.12	Production Agreement dated as of March 29, 1999, by and between Milcap Media Ltd. And Pierre Woodman.

**10.13	Final Agreement dated as of March 22, 1999, by and among Private Media Group, Inc., Danny Cook and Qamilla Carlsson.

***10.14	7% Note Due 2002 from the Registrant to Commerzbank AK.

+++10.15	Amendment No.1 to the 7% Note Due 2002

+10.16	Share Purchase Agreement dated as of December 9, 2002, by and among Fraserside Holdings Limited, Luthares Investments N.V. and Stichting de Oude Waag.

(1)14.1	Code of Ethics

21	Subsidiaries.

23.1	Consent of BDO Audiberia

23.2	Consent of Bruce E. Waldman, C.P.A.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 (SEC File No. 333-62075).
**	Incorporated by reference from the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
***	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (SEC File No. 333-69654).
+	Incorporated by reference from the registrant’s Form 8-K dated January 14, 2003.
++	Incorporated by reference from the Company’s Registration Statement on Form S-3 (SEC File No. 333-109607) as filed with the U.S. Securities and Exchange Commission on October 10, 2003.
+++	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(1)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2005	PRIVATE MEDIA GROUP, INC.

	By:	/s/ Berth H. Milton
Berth H. Milton, Chief Executive Officer

In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Berth H. Milton	Chairman of the Board and Chief Executive Officer, Director	March 30, 2005
Berth H. Milton

/s/ Johan Gillborg	Chief Financial Officer, Chief Accounting Officer	March 30, 2005
Johan Gillborg

/s/ Bo Rodebrant	Director	March 30, 2005
Bo Rodebrant

/s/ Ferran Mirapeix	Director	March 30, 2005
Ferran Mirapeix

/s/ Johan G. Carlberg	Director	March 30, 2005
Johan G. Carlberg

/s/ Daniel Sánchez	Director	March 30, 2005
Daniel Sánchez

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and

Shareholders of Private Media Group, Inc.

1.	We have audited the accompanying consolidated balance sheet of Private Media Group, Inc. as of December 31, 2003 and 2004 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the three years in the period ended December 31, 2004. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Private North America Inc. a wholly-owned subsidiary, which statements reflect total assets constituting 5% and 2% and total revenues constituting 17%, 14% and 14% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Private North America Inc, is based solely on the report of those auditors.

2.	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3.	In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

4.	Also, in our opinion, the schedule presents fairly, in all material responses, the information set forth therein.

/s/ BDO Audiberia Auditores

BDO AUDIBERIA AUDITORES

Barcelona, Spain

March 29, 2005

To the Board of Directors and

Shareholders of Private North America Ltd.

I have audited the accompanying balance sheets of Private North America Ltd. as of December 31, 2003 and 2004 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Private North America Ltd. at December 31, 2003 and 2004 and the results of its operations and its cash flows for each of the three years ended December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

/s/ Bruce E. Waldman
Bruce E. Waldman,
Certified Public Accountant

Sherman Oaks, California

March 21, 2005

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004	2004
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	856	3,261	4,467
Trade accounts receivable – net (Note 4)	9,768	8,397	11,503
Related party receivable (Note 14)	4,187	4,220	5,781
Inventories - net (Note 5)	10,733	9,978	13,669
Deferred income tax asset (Note 13)	1,608	2,350	3,219
Prepaid expenses and other current assets (Note 10)	2,110	2,288	3,134

TOTAL CURRENT ASSETS	29,262	30,494	41,773

Library of photographs and videos - net (Note 6)	16,807	15,146	20,748
Property, plant and equipment - net (Note 7)	15,792	10,910	14,945
Other intangible assets (Note 3 and 8)	3,590	3,467	4,750
Goodwill (Note 9)	2,425	2,425	3,322
Note Receivable (Note 10)	—	541	741
Other assets	273	297	407

TOTAL ASSETS	68,149	63,281	86,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings (Note 11)	4,094	3,442	4,716
Current portion of long-term borrowings (Note 11)	1,614	1,313	1,798
Accounts payable trade	7,486	6,099	8,355
Income taxes payable (Note 13)	981	265	363
Deferred income taxes (Note 13)	2	65	90
Accrued other liabilities (Note 12)	1,791	1,068	1,463

TOTAL CURRENT LIABILITIES	15,969	12,253	16,785

Long-term borrowing (Note 11)	4,451	3,109	4,259
Related party payable (Note 14)	2,237	728	997
Convertible notes (Note 11)	1,336	1,164	1,595

TOTAL LIABILITIES	23,993	17,254	23,636

SHAREHOLDERS’ EQUITY (Note 15)
Common Stock, $.001 par value, 100,000,000 shares authorized 49,955,057 and 50,162,176 issued and outstanding at December 31, 2003 and 2004, respectively	883	883	1,210
Additional paid-in capital	17,124	17,321	23,728
Common stock to be issued	—	1,752	2,400
Retained earnings	27,976	28,213	38,648
Accumulated other comprehensive income	(1,826)	(2,143)	(2,936)

TOTAL SHAREHOLDERS’ EQUITY	44,157	46,026	63,050

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	68,149	63,281	86,686

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years ended December 31,
	2002	2003	2004	2004
	EUR	EUR	EUR	USD
	(in thousands)
Net sales	39,410	38,491	35,612	48,784
Cost of sales	17,031	19,081	18,080	24,766

Gross profit	22,379	19,411	17,533	24,017
Selling, general and administrative expenses	20,562	19,871	17,976	24,624
Offering expenses	1,569	—	—	—

Operating income (loss)	249	(461)	(443)	(607)
Interest expense	366	761	768	1,052
Interest income	327	147	165	225

Income (loss) before income taxes	210	(1,075)	(1,046)	(1,434)
Income tax (benefit)	(130)	(504)	(1,284)	(1,760)

Net income (loss)	340	(570)	238	326

Other comprehensive income:
Unrealized loss on short-term investment	(67)
Foreign currency translation adjustments	666	642	(318)	(435)

Comprehensive income	939	71	(80)	(109)

Income (loss) applicable to common shares	(1,107)	(718)	238	326

Net income (loss) per share:
Basic	(0.04)	(0.02)	0.00	0.01

Diluted	(0.04)	(0.02)	0.00	0.01

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Preferred stock		Additional paid-in capital	Common stock to be issued	Stock dividends to be distributed	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts	Shares	Amounts
		EUR		EUR	EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2002	28,370,857	863	7,000,000	—	14,285	396	396	29,802	(3,066)	42,280
Translation Adjustment	—	—	—	—	—	—	—	—	666	666
Unrealized loss on short-term investment	—	—	—	—	—	—	—	—	(67)	(67)
Conversion of warrants and options	55,295	—	—	—	232	—	—	—	—	232
Stock dividends	182,457	—	—	—	1,150	—	(1,150)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	—	1,446	(1,446)	—	—
Net income	—	—	—	—	—	—	—	340	—	340

Balance at December 31, 2002	28,608,609	863	7,000,000	—	15,668	—	692	28,695	(2,467)	43,450
Issuance of warrants with and beneficial conversion feature for convertible debt	—	—	—	—	617	—	—	—	—	617
Translation Adjustment	—	—	—	—	—	—	—	—	642	642
Conversion of preferred stock to common stock	21,000,000	20	(7,000,000)	—	—	—	—	—	—	20
Stock dividends	346,448	—	—	—	840	—	(840)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	—	148	(148)	—	—
Net income (loss)	—	—	—	—	—	—	—	(570)	—	(570)

Balance at December 31, 2003	49,955,057	883	—	—	17,124	—	—	27,976	(1,826)	44,157
Repurchase of common stock	(116,051)	—	—	—	(253)	—	—	—	—	(253)
Conversion of bond principal into common stock	153,438	—	—	—	236	—	—	—	—	236
Conversion of bond interest into common stock	66,245	—	—	—	124	—	—	—	—	124
Cash received for conversion of options	—	—	—	—	—	1,752	—	—	—	1,752
Conversion of options	19,500	—	—	—	23	—	—	—	—	23
Conversion of series A warrants	45,000	—	—	—	67	—	—	—	—	67
Cashless Conversion of series A warrants	38,987	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(319)	(319)
Net income (loss)	—	—	—	—	—	—	—	238	—	238

Balance at December 31, 2004	50,162,176	883	—	—	17,321	1,752	—	28,213	(2,145)	46,024

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2003	2004	2004
	EUR	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income	340	(570)	238	326
Adjustment to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(237)	(1,241)	(679)	(930)
Depreciation	1,021	1,237	2,133	2,923
Convertible note adjustment	—	80	64	88
Bad debt provision	(39)	776	1,649	2,259
Amortization of other intangible assets	41	94	124	170
Amortization of photographs and videos	5,784	7,091	6,568	8,998
Changes in operating assets and liabilities:
Trade accounts receivable	3,497	1,928	(279)	(382)
Related party receivable	(2,665)	41	(33)	(45)
Inventories	(557)	(1,924)	754	1,033
Prepaid expenses and other current assets	(1,846)	1,520	544	745
Accounts payable trade	61	557	(1,386)	(1,899)
Income taxes payable	(1,678)	228	(716)	(981)
Accrued other liabilities	611	452	(723)	(991)

Net cash provided by operating activities	4,334	10,267	8,260	11,315
Cash flows used in investing activities:
Sale of short-term investments	—	(2,670)	—	—
Investment in library of photographs and videos	8,471	6,969	4,907	6,722
Capital expenditures	13,125	1,975	3,278	4,490
Sale of part of building	—	—	(4,387)	(6,010)
Investments in other intangible assets	—	3,259	—	—
Investment in (cash from sale of) other assets	20	33	24	33
Note receivable	—	—	1,262	1,728

Net cash used in investing activities	21,617	9,566	5,084	6,964
Cash flow provided by financing activities:
Conversion of stock options and warrants	232	—	1,842	2,523
Short-term borrowings - repayments	—	(3,275)	(752)	(1,030)
Long-term borrowings - repayments	(42)	(53)	(4,093)	(5,607)
Related party note payable	6,569	(4,332)	—	—
Convertible note	—	1,910	—	—
Long-term borrowings - additions	—	3,451	2,450	3,356
Short-term borrowings - additions	5,209	119	100	137

Net cash (used in) provided by financing activities	11,969	(2,181)	(453)	(621)

Foreign currency translation adjustment	599	642	(318)	(435)

Net increase in cash and cash equivalent	(4,715)	(838)	2,405	3,294
Cash and cash equivalents at beginning of the year	6,408	1,694	856	1,172

Cash and cash equivalents at end of the year	1,694	856	3,261	4,467

Cash paid for interest	329	533	637	873

Cash paid for taxes	1,548	276	—	—

Repurchase of common stock (non-cash transaction)	—	—	253	347

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

Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2004 and for the twelve months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.73 per USD 1.00 the Exchange Rate of the European Central Bank on December 31, 2004. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Should the Company choose to pay dividends, although the Company’s current intention is to re-invest the un-remitted earnings of its foreign subsidiaries, dividends would be declared and paid in euro.

The aggregate exchange gain/(loss) included in determining net income amounted to EUR (1,297) thousand, EUR 265 thousand and EUR 374 thousand for the years ended December 31, 2002, 2003 and 2004, respectively

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition of Revenue

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements.” Revenues from the sale of magazines, videocassettes, DVD’s and other related products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery.

The Company sells magazines to wholesalers on firm sale basis and via national newsstand distributors with the right to return. Our magazines are multi-lingual and the principal magazine market is in Europe.

Revenues from the sale of magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned magazines. Distributors with the right to return are primarily national newsstand distributors. Most of our magazines are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of two months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals in each country. A majority of our national newsstand distributors are members of Distripress, the international organization for publishers and distributors, and carry out the distribution of the largest national and international newspapers and periodicals, including: Financial Times, Herald Tribune, Time, Newsweek, Vogue, etc.

The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary from 50-80%. Higher percentages generally reflect newer markets and/or products. Percentages are reviewed on an on-going basis.

The magazines have an approximate retail price of EUR 11.50 (USD 15.00) per copy and are printed on glossy high-quality paper at a cost of EUR 1.25 (USD 1.60). They are often shrink-wrapped in order to comply with local regulation or guidance for the sale of adult publications. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company has always collected the returns from newsstands in order to make them available for sale again.

The company has scheduled re-distribution of the returned magazines, via national newsstand distributors, as Megapacks or Superpacks (three different copies per pack) where the retail price is EUR 14.95 (USD 19.50). As the national newsstand distributors have the right to return, the packs come back to us and are then broken up in individual copies in order to be sent out in DVD packs, see below, or sold on firm sale basis to wholesalers as back numbers at a lower price than new issues.

The company recently started scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned and the magazines are broken out in order to be sold on firm sale basis to wholesalers as back numbers at a lower price than new issues. The company has historically sold all copies printed at an average price higher than, or equal, to cost.

Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Revenues from satellite & cable broadcasting are recognized based on sales reported each month by its cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Pay TV Group until approximately 60—90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Library of Photographs & Videos

The items in the library comprise our content used for distribution on various formats. Currently these are principally DVD and video cassettes, cable & satellite television and broadband (for films) and magazines and internet narrowband (for photos). All our content is sold or licensed repeatedly, unlike inventory items which are sold only once. Furthermore the content is not only sold on one particular release, or issue, but is also re-edited and included for sale on compilations such as “Best of..” titles and publications.

The film library is sold or licensed on various formats such as video cassettes, DVDs, television, and Internet, in different markets and territories. The current rate of technological advance means that we are continually finding new distribution platforms for our content. Recent examples of this would be broadband and broadcasting via digital cable and satellite television with pay-per-view (PPV) and video-on-demand (VOD) abilities. The film library includes: a) films, which represent the content, i.e., the edited movie including soundtrack. b) translations, sound dubbing, & sub-titles, which are required to customize each movie in terms of language for all territories, and c) Digital Manipulation for DVD Masters, which is required to digitize the movie and create menus and language options in order to produce a master to be used to duplicate DVDs from.

The photo library comprises purchased photographic material used for print and internet publications. Our photographic material is used initially in one issue of our four principal magazine titles. However it will normally subsequently be used in later special editions. The print publications are typically printed once and thereafter they are sold over a period of several years, as discussed later. Internet publications are sold via membership fees charged at the Company’s websites. Photos are also licensed to other internet and print publishers.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives range from 3-5 years with exception of the building which has an estimated useful life of 50 years.

In March 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”). In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward. Capitalized website development costs including graphics and related software are being amortized on a straight-line basis over 5 years and are included in property, plant and equipment in the accompanying balance sheet (see Note 7).

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the businesses acquired, (see Note 9) .

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets represents the value attributable to: a) Customer base, which was acquired from two of the Company’s former distributors in the U.S. and in Canada in 2001 and 2003, respectively, (see Note 3 and 8). The amortization expense is calculated on a straight-line basis over 10 years for each acquisition, and b) Broadcasting asset, which was acquired from International Film Production and Distribution Limited in 2003 (see Note 3 and 8). At the time of acquisition, the asset was deemed to have an indefinite life and is not subject to amortization.

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

During 2002, the Company performed the required initial impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. There was no effect on the earnings and financial position of the Company as a result of the impairment testing. The company performs periodic impairment reviews in order to ensure that its accounting treatment is in compliance with SFAS 142—Goodwill and Other Intangible Assets.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value.

Advertising Costs

Advertising costs are charged to income as incurred. The total advertising costs were EUR 2,609 thousand, EUR 2,291 thousand and EUR 2,146 thousand for the years ended December 31, 2002, 2003 and 2004, respectively.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (Note 16).

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the Company has elected to continue following Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations for measurement and recognition of stock-based transactions with employees and adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, generally no compensation expense is recognized since at the date of grant, the exercise price of stock options is set: a) at, or above, current price at closing of market or, b) at the price at closing of market on a pre-determined future date.

Had compensation cost for the Company’s stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) for 2002, 2003 and 2004 would have been as per the following table:

	Years ended December 31,
	2002	2003	2004
	EUR	EUR	EUR
	(in thousands)
Net income, as reported	340	(570)	238

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,406)	82	(151)

Pro forma net income	(2,066)	(448)	87

Net income applicable to common shares, as reported	(1,107)	(718)	238

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,406)	82	(151)

Pro forma net income applicable to common shares	(3,513)	(636)	87

Earnings per share:
Basic – as reported	(0.04)	(0.02)	0.00

Basic – pro forma	(0.12)	(0.01)	0.00

Diluted – as reported	(0.04)	(0.02)	0.00

Diluted – pro forma	(0.12)	(0.01)	0.00

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of options granted during 2004 was estimated at $0.75 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 70%, risk-free interest rate of 4.00% and expected life of 2.71 years.

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

3. Transactions

Software Entertainment Ltd

On May 30, 2003 the Company entered into an Asset Purchase Agreement to acquire certain assets, including governmental film board approvals and distribution rights from its former Canadian distributor, Software Entertainment Ltd. As a result of the acquisition, the Company is starting up its own subsidiary in Canada in an effort to increase sales in the Canadian market. The transaction closed on May 30, 2003. The consideration for the transaction was EUR 734,091. The transaction has been accounted for as the acquisition of an intangible asset and the full value has been assigned to customer base and is being amortized on a straight line basis over 10 years.

International Film Production and Distribution Limited

On November 26, 2003 the Company entered into an Asset Purchase Agreement to acquire certain assets from International Film Production and Distribution Limited. As a result of the acquisition, the Company is entering into the global broadcasting market with its proprietary pay-per-view cable & satellite television channels. The entry into the broadcasting market is part of the Company’s strategy to distribute its content on all available platforms.

The assets acquired include:

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

The transaction closed on November 28, 2003. The consideration for the transaction was EUR 2,525,014 and the transaction has been accounted for as the acquisition of an intangible asset. The full value of the transaction has been assigned to broadcasting asset and was deemed not to be subject to amortization.

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

4. Trade accounts receivable

Trade accounts receivable consist of the following:

	December 31,
	2003	2004
	EUR	EUR
	(in thousands)
Trade accounts receivable	11,792	9,328
Allowance for doubtful accounts	(2,024)	(930)

Total trade accounts receivable, net	9,768	8,397

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

5. Inventories

Inventories consist of the following:

	December 31,
	2003	2004
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,257	3,955
Video cassettes	2,838	733
DVDs	4,515	5,049
Other	123	241

	10,733	9,978

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Library of photographs & videos

Library of photographs & videos consist of the following:

	December 31,
	2003	2004
	EUR	EUR
	(in thousands)
Gross:
Photographs	6,042	6,707
Videos	30,926	33,204
Translations, Sound Dubbing, & Sub-Titles	7,280	8,002
Digital Manipulation for DVD Masters	4,785	6,025
Digital Manipulation for Broadband Masters	561	561

	49,593	54,500

Less accumulated depreciation:
Photographs	4,894	5,469
Videos	19,412	23,004
Translations, Sound Dubbing, & Sub-Titles	5,228	6,293
Digital Manipulation for DVD Masters	2,949	4,175
Digital Manipulation for Broadband Masters	302	414

	32,786	39,354

Net:
Photographs	1,147	1,239
Videos	11,513	10,200
Translations, Sound Dubbing, & Sub-Titles	2,052	1,709
Digital Manipulation for DVD Masters	1,835	1,851
Digital Manipulation for Broadband Masters	260	148

	16,807	15,146

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2003	2004
	EUR	EUR
	(in thousands)
Building	11,663	8,202
Equipment & Furniture	7,186	7,854
Website Development	1,148	1,323
E-commerce software system	462	471
Translation difference	131	(9)
Accumulated depreciation	(4,798)	(6,932)

Total Property, Plant and Equipment, net	15,792	10,910

Included under property, plant and equipment in building is the value of our real estate property located in Barcelona, Spain. During 2004 the construction of the property was completed.

In April 2004, the Company signed an agreement for the sale of part of the building. Under the agreement, the Company sold the ground floor of its new office building, which represents approximately 14% of the sellable floor space. The

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration under the agreement was 1.8 million euro. A 10% down-payment was received upon signature and the balance of the consideration was received upon delivery of the property in August 2004. In June 2004, the Company signed an agreement for the sale of part of the Company’s building in Barcelona, Spain. Under the agreement, the Company sold the first floor of the building, which represents approximately 23% of the sellable floor space. The consideration under the agreement was 2.8 million euro. A 10% down-payment was received upon signature and 2.3 million euro was received upon delivery of a substantial part of the property in August 2004. The balance of the consideration will be received upon delivery of the remaining part of the property, which is expected to take place during 2005. Through the aforementioned agreements, the Company sold 37% of the sellable floor space for a total of 4.6 million euro.

The Company has a note payable related to the acquisition of the building. In September 2004, the amount payable under the note was reduced by EUR 1.5 million as a result of certain adjustments provided for under the December 2002 Share Purchase Agreement for the outstanding stock of Barbuda BV. The amount has been applied as a reduction to the value of the property.

As of December 31, 2004 the building had not been used and management was reviewing the future use of the remaining part of the property, but had no intention of selling at that time. In January 2005 the Company received an offer for the rest of the building and in February it was accepted, see subsequent events Note 22 for further discussion.

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

In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward and accordingly in the years ended December 31, 2003 and 2004 the Company has capitalized EUR 175 thousand and EUR 175 thousand respectively of costs related to the development of its website including graphics and related software.

8. Other Intangible Assets

Other intangible assets consist of the following:

	Years ended December 31,
	2003	2004	2003	2004	2003	2004
	Broadcasting asset		Customer Base		Total
	EUR	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Beginning of year	—	2,525	506	1,240	506	3,765
Acquisition value (cost)	2,525	—	734	—	3,259	—

End of year	2,525	2,525	1,240	1,240	3,765	3,765
Accumulated amortization, beg	—	—	(80)	(174)	(80)	(174)
Amortization	—	—	(94)	(124)	(94)	(124)

Accumulated amortization, end	—	—	(174)	(298)	(174)	(298)

Net book value	2,525	2,525	1,066	942	3,591	3,467

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Broadcasting asset is deemed to have an indefinite life and is not subject to amortization. The estimated amortization expense for customer base for the five years ended December 31, 2005 to 2009 is EUR 124 thousand per year.

9. Goodwill

	Years ended December 31,
	2003	2004
	EUR	EUR
	(in thousands)
Beginning of year	2,900	2,900
Acquisition value (cost)	—	—

End of year	2,900	2,900
Accumulated amortization, beginning	(475)	(475)
Amortization	—	—

Accumulated amortization, ending	(475)	(475)

Net book value	2,425	2,425

10. Note Receivable

In September the Company’s US subsidiary received a Promissory Note issued by Pure Play Media. Inc., a California corporation, as payment for DVDs and Videos purchased. The amount payable to the Company under the Note is $ 1,728,000 (EUR 1.3 million) together with interest on the principal sum outstanding at the rate of 3.5% per annum. Starting January 1, 2005, principal together with interest is payable in equal monthly installments of $81,682. The Note is secured by a lien under a Security Agreement and expires on October 1, 2006. The current portion of the Note is included in prepaid expenses and other current assets.

11. Borrowings

Short- and long-term borrowings are comprised of the following:

	December 31,
	2003	2004
	EUR	EUR
	(in thousands)
Short-term borrowings:
Banks	1,100	1,200
Non-institutional debt	2,994	2,242

	4,094	3,442

Current portion of long-term borrowings:
Banks	314	648
Non-institutional debt	1,300	665

	1,614	1,313

Long-term borrowings:
Banks	3,148	3,049
Non-institutional debt	1,303	60

	4,451	3,109

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Banks

In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million and EUR 2.45 million was received in 2003 and 2004 respectively. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. In 2004 the Company sold part of the property and repaid EUR 1.9 million. The balance outstanding on the loan as of December 31, 2004 was EUR 2.3 million.

In May 2003 Euro 1.65 million of the related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder. The balance outstanding on the loan as of December 31, 2004 was EUR 1.4 million.

The Company’s Spanish subsidiary has an existing bank line of credit agreement under which this subsidiary may borrow up to EUR 1.2 million. Borrowings under the line of credit during 2003 were charged interest at EURIBOR+1%. At December 31, 2003 and 2004 the borrowings outstanding under this agreement amounted to EUR 0.8 million and EUR 1.2 million, respectively.

At December 31, 2004 the Company’s Swedish subsidiary had an outstanding bank loan totaling EUR 39 thousand. Interest on the loan at December 31, 2004 was 8% which was equal to the Swedish banks’ official interest rate at that time. The loan requires principal repayments of EUR 5 thousand quarterly plus accrued interest and the loan matures on September 30, 2006. The loan has been guaranteed by the Company’s principal shareholder.

Non-institutional debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum, and to refinance a $ 3.0 million loan from Beate Uhse AG, discussed below (the “$ 3.0 Million Beate Uhse Loan”), which had a maturity date of December 13, 2003. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note or refinancing of the $ 3 Million Beate Uhse Loan. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2004 the outstanding principal under the Note was EUR 2.2 million.

On December 13, 2002, the group’s holding company, Private Media Group, Inc., borrowed $ 3.0 million from Beate Uhse AG under a Loan Agreement (the $ 3 Million Beate Uhse Loan). Interest accrues at the rate of 5%, payable quarterly, with the entire principal plus accrued interest due at maturity, December 13, 2003. In December 2003, Beate Uhse AG notified Private Media Group, Inc. that the full loan amount was due and payable and offered to extend the loan maturity, subject to receipt of adequate collateral. Subsequently, Beate Uhse AG proposed an agreement whereby, so long as Private and Beate Uhse continued to maintain a business relationship, no action would be taken to enforce repayment of the $ 3 Million Beate Uhse Loan, and that loan payments would be made from credits based upon orders by specified Beate Uhse companies to specified Private Media Group companies, as was done with the $ 2 million Beate Uhse loan. Beate Uhse offered that this arrangement would be

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acceptable until December 31, 2005 and that any outstanding balance on the loan would have to be paid by then. In September, a formal agreement reflecting the aforementioned was reached with Beate Uhse AG regarding the restructuring of the $ 3 Million Beate Uhse Loan. As of December 31, 2004, the balance outstanding on the loan was EUR 0.7 million.

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

At December 31, 2004, the Company’s Spanish subsidiary had a total debt of EUR 74 thousand under certain long term leasing agreements under which the subsidiary has acquired certain equipment, machinery and fixtures. The leasing arrangements carry an average EURIBOR+1.5% rate of interest and cover 36-60 month periods. Payments under these lease agreements are made monthly in an approximate aggregate amount of EUR 5 thousand.

Convertible notes

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million, Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The securities purchase agreements each provided for the sale of one-half of the convertible notes ($1.125 million aggregate principal amount) and the issuance of all of the Series A and B Warrants as of the first closing, September 19, 2003, and obligated each of the investors to purchase, and for us to sell and issue to these investors, the remaining convertible notes ($1.125 million aggregate principal amount) immediately following the registration with the SEC of the common stock issuable under the convertible notes and the warrants (the second closing), which financing was completed effective October 27, 2003. Effective as of the first closing we received aggregate gross cash proceeds of $1,125,000, and we received an additional $1,125,000 of aggregate proceeds at the second closing, in each case before deduction of selling expenses. Effective January 2004, one investor converted $0.3 million (EUR 0.2 million) of principal into common stock. As of December 31, 2004, the amount recorded under long term borrowings, after charging debt discount of EUR 0.6 million to additional paid in capital in 2003, was EUR 1.2 million.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment of the exercise price of the warrants may be made, at the option of the warrant holder, either in cash or by a “cashless exercise.” Upon a cashless exercise, in lieu of paying the exercise price in cash, the warrant holder would receive shares of common stock with a value equal to the difference between the market price (the average of the closing prices of the common stock for the five trading days immediately preceding the exercise date) at the time of exercise and the then current exercise price multiplied by the number of shares so exercised. During 2004 the equivalent of 145,000 Series A warrants were exercised, of which 100,000 were converted into 38,987 shares of commons stock through a cashless conversion.

12. Accrued other liabilities

Accrued other liabilities are comprised of the following:

	December 31,
	2003	2004
	EUR	EUR
	(in thousands)
Accrued expenses	494	122
Deferred income	906	462
Taxes and social security	321	352
Other	70	131

	1,791	1,068

13. Income taxes

Following is a summary of income before income taxes of U.S. and international operations:

	Years ended December 31,
	2002	2003	2004
	EUR	EUR	EUR
	(in thousands)
USA	(3,167)	(1,474)	(2,329)
International	3,377	399	1,282

	210	(1,075)	(1,047)

The provision for income taxes consisted of the following in the years ended December 31, 2002, 2003, and 2004:

	Years ended December 31,
	2002	2003	2004
	EUR	EUR	EUR
	(in thousands)
Current
Federal	(601)	—	—
State	1	17	1
Foreign	719	721	(607)

Current tax expense	118	738	606

Deferred
Federal	(296)	(473)	(595)
State	(49)	42	(98)
Foreign	97	(810)	14

Deferred tax expense/(benefit)	(248)	(1,241)	(679)

Income tax expense/(benefit)	(130)	(504)	(1,284)

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes determined using the United States corporate statutory rate of 35% to actual income taxes provided is as follows:

	Years ended December 31,
	2002	2003	2004
US federal statutory income tax rate	35.00%	35.00%	35.00%
Aggregate effect of foreign tax rates	(41.16)%	28.65%	96.30%
Permanent differences
Items not deductible for tax purposes	11.61%	(0.12)%	8.08%
Prior period adjustments	(38.65)%	6.28%	289.77%
Other	2.97%	(11.09)%	(75.40)%
Movement in valuation allowances	4.83%	(11.85)%	(231.05)%

Total tax provision	(25.39)%	46.88%	122.70%

In 2004, a deferred tax asset was recognized for the Subpart F income that has been previously taxed at the US federal and state levels and not included in the US parent company’s financial income. However, the deferred tax impact of this amount was offset in large part by the recognition of a valuation allowance.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

	December 31,
	2003	2004
	EUR	EUR
	(in thousands)
Deferred Tax Assets:
Provisions for sales returns	515	164
Provision for bad debts	43	52
Differences in fixed assets	34	97
Deferred expenses/revenues	112	108
NOL carryforwards	889	2,103
Investment in subsidiaries	—	2,169
Other	123	114

	1,716	4,807
Less: Valuation allowance	(108)	(2,457)

	1,608	2,350
Deferred Tax Liabilities:
Deferred expenses/revenues	49	—
Spanish leasing benefits	(8)	(11)
Investment Incentives	(7)	(8)
Swedish Tax Reserves	(36)	(45)

Net deferred tax asset/(liability)	1,606	2,285

Net Operating Loss Carryforward

The company’s operating loss carry-forwards are described in the table below:

Year ended December 31, 2004
EUR
(in thousands)
USA	3,483
Sweden	10
Cyprus	1,551
Spain	1,405
Canada	225

6,674

Cyprus, the United States, and Spain are the jurisdictions in which nearly all of the NOLs have been generated. NOLs in Cyprus post-2000 may be carried forward indefinitely. The NOLs in the United States may be carried back 2 years and carried. forward for 20 years, while the NOLs in Spain may only be carried forward for 15 years.

No provision has been made for United States federal and state taxes or foreign taxes that may result from future remittances of undistributed earnings of the Company’s foreign subsidiaries because it is expected that all such earnings will be permanently reinvested in these foreign operations.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related party transactions

The Company has short-term loans receivable from entities controlled by the Company’s principal shareholder of EUR 4,187 thousand and EUR 4,220 thousand at December 31, 2003 and 2004 respectively. The loans bear interest at a rate of EURIBOR+1% payable annually. The balance of these loans at December 31, 2004 totaled EUR 4,220 thousand which includes accrued interest.

The Company has a note payable to an entity controlled by the Company’s principal shareholder. The amount payable at December 31, 2003 and 2004 was EUR 2,237 thousand and EUR 728 thousand, respectively. The note bears interest at a rate of EURIBOR+1% payable annually. The note was originally payable at December 31, 2004, but has been re-negotiated and expires December 31, 2008.

In May 2003 Euro 1.65 million of the related party note payable was re-financed by an institutional lender at the same interest rate as on the Note Payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

In December 2001 we borrowed $4.0 million from Commerzbank AG pursuant to a Note originally due December 20, 2002 in order to expand our product portfolio. Subsequently the maturity of the Note was extended to March 2003. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest due on maturity. The Note is prepayable in full upon the sale of equity by us. Upon the Note becoming prepayable, we are required to repay the entire principal amount of the Note together with the greater of (1) accrued interest payable on the Note or (2) a prepayment premium equal to $200,000. The Note is secured by a guaranty from Slingsby Enterprises and a pledge by Slingsby Enterprises of 5,600,000 shares of our Series A Preferred Stock. The lender and Slingsby Enterprises have also agreed that if the Note remains unpaid at maturity, Commerzbank may elect to exchange the Note for Series A Preferred Stock or common stock owned by Slingsby Enterprises to the value of $5.0 million. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. As of December 31, 2004 the outstanding principal under the Note was $ 3.1 million (or EUR 2.2 million). In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby. Slingsby Enterprises is beneficially owned by Berth H. Milton, Chairman of the Board of Directors.

15. Shareholders’ equity

Retained Earnings

The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd, Milcap Media Ltd. and Fraserside Holdings Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company is not currently aware of any significant restrictions that would inhibit its ability to pay dividends should it choose to do so, although the Company’s current intention is to re-invest the unremitted earnings of its foreign subsidiaries. In addition the Company is restricted from payment of dividends under the terms of its short-term note agreement (Note 11).

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. The common stock is not redeemable and has no conversion or pre-emptive rights.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2004 the equivalent of 145,000 Series A warrants were exercised of which 100,000 were converted into 38,987 shares of commons stock through a cashless conversion. For more information on Series A Warrants, see convertible notes below.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the sale of the convertible notes, effective as of September 19, 2003 we issued to the four investors Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The Series A Warrants have an exercise price of $2.00 per share, and are exercisable at any time from September 19, 2003, through September 19, 2008. The Series B Warrants have an exercise price of $1.00 per share, are exercisable only upon the occurrence of specified events, and expire on September 19, 2004. Events which entitle the holders of the Series B Warrants to exercise the warrants include the following: (i) a material adverse change in our business, as defined in the securities purchase agreements; or (ii) the “market price” of our common stock on March 19, 2004, is less than $2.37, with the “market price” being defined as the arithmetic average of the five lowest daily volume-weighted average prices of our common stock during the 15 consecutive trading days immediately preceding March 19, 2004. On March 19, 2004 the “Market Price” was greater than $2.37. In addition to anti-dilution provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, the exercise price of the warrants is subject to downward adjustment upon the issuance by us of common stock or securities convertible into common stock at a price per share of less than the then current exercise price. Payment of the exercise price of the warrants may be made, at the option of the warrant holder, either in cash or by a “cashless exercise.” Upon a cashless exercise, in lieu of paying the exercise price in cash, the warrant holder would receive shares of common stock with a value equal to the difference between the market price (the average of the closing prices of the common stock for the five trading days immediately preceding the exercise date) at the time of exercise and the then current exercise price multiplied by the number of shares so exercised. During 2004 the equivalent of 145,000 Series A warrants were exercised of which 100,000 were converted into 38,987 shares of commons stock through a cashless conversion.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2002	2003	2004
Numerator: (EUR in thousands)
Net income (numerator diluted EPS)	340	(570)	238

Less: Dividends on preferred stock	1,446	148	—

Income applicable to common shares (numerator basic EPS)	(1,107)	(718)	238

Denominator:

Denominator for basic earnings per share – weighted average shares outstanding	28,626,327	43,493,163	50,136,203
Effect of dilutive securities:
Preferred stock	n/a	n/a	—
Common stock warrants, options and other dilutive securities	n/a	n/a	2,240,959

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	n/a	52,377,163

Earnings per share (in EUR)
Basic	(0.04)	(0.02)	0.00

Diluted	(0.04)	(0.02)	0.00

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

17. Commitments and contingent liabilities

The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent in the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2002, 2003 and 2004 amounted to EUR 849 thousand, EUR 931 thousand and EUR 967 thousand, respectively.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under non-cancelable leases as of December 31, 2004 are as follows:

Year	EUR (in thousands)
2005	572
2006	534
2007	530
2008	51
2009	51

1,739

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

18. Operations by geographical area

The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines, movies and the Internet.

Information concerning net sales from the Company’s geographic locations is summarized as follows:

	Years ended December 31,
	2002	2003	2004
	EUR	EUR	EUR
	(in thousands)
Net Sales
USA	7,472	5,527	5,486
Gibraltar	1,437	975	1,276
Cyprus	14,367	9,985	13,614
Sweden	25,362	25,668	23,690
Spain	28,698	32,035	26,763
France	1,793	1,595	1,698
Benelux	3,629	3,212	3,072
Canada	—	546	1,206

Eliminations	(43,347)	(41,051)	(41,193)

Total	39,410	38,491	35,612

Eliminations principally relates to inter-group revenue arising from trademark, license and distribution agreements between the Company’s subsidiaries in USA, Gibraltar, Cyprus, France, Sweden, Spain and the Netherlands.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2003	2004
	EUR	EUR
	(in thousands)
Long-lived assets
USA	559	921
Cyprus	19,542	17,328
Sweden	4,399	4,166
Spain	13,328	9,483
France	28	21
Benelux	292	247
Canada	740	620

Total	38,887	32,787

One customer accounted for 11%, 9% and 9% of consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2002	2003	2004
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Magazine	5,777	5,316	5,121
Video	7,986	7,206	2,130
DVD’s	15,482	18,309	19,488
Internet	6,059	4,819	4,859
Broadcasting	4,106	2,841	4,014

Total	39,410	38,491	35,612

19. Stock-based compensation

On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan (“the Plan”). The Plan was amended in February 2003 and provides for the issuance of up to 7,200,000 shares of the Company’s common stock to employees, consultants and advisors of the company.

At December 31, 2004, stock options to purchase an aggregate of 4,661,561 shares of the Company’s common stock were outstanding under the Plan and these options have a weighted average contractual remaining life of approximately 3.79 years. Options for 3,858,561 shares were exercisable with exercise prices ranging from $1.19 to $11.71 per share and the weighted average exercise price of vested options equals $3.16 as of December 31, 2004. Vested options for 2,405,000 shares have exercise prices ranging from $1.19 to $3.25 per share and a weighted average exercise price of $1.39 per share as of December 31, 2004. Vested options for 942,936 shares have exercise prices ranging from $4.17 to $6.00 per share and a weighted average exercise price of $4.57 per share as of December 31, 2004. Vested options for 510,625 shares have exercise prices ranging from $7.16 to $11.71 per share and a weighted average exercise price of $8.92 per share as of December 31, 2004.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options for 603,000 shares were granted during 2004 at a weighted average exercise price of $4.65 per share. The weighted average time period from December 31, 2004 until the options granted in 2004 become exercisable is 0.64 years.

At December 31, 2004, options for 2,233,153 shares were available for future grant under the Plan. Share options become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee. Options granted under the Plan generally expire 5-10 years following the date of grant, certain options grants may have shorter lives.

A summary of stock option activity for the years ended December 31, 2002, 2003 and 2004 is a follows:

	Number of Shares	Weighted average exercise price in USD
Granted	1,690,000	6.02
Exercised	32,795	3.89
Forfeited	365,178	6.04	(1)

Outstanding December 31, 2002	3,671,395	5.73	(1)

Granted	2,150,000	1.53
Exercised	—	—
Forfeited (2)	1,711,142	6.13	(1)

Outstanding December 31, 2003	4,110,253	3.30	(1)

Granted	603,000	4.94
Exercised	19,500	1.16
Forfeited	32,192	6.10

Outstanding December 31, 2004	4,661,561	3.16	(1)

(1)	Weighted average information relates only to options vested and priced through each period.
(2)	1,500,000 forfeited options relates to options that had previously been awarded to the former CEO who left the Company in November 2003.

The Company applies APB 25, and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Selected quarterly financial data (unaudited)

Selected quarterly financial data for the years ended December 31, 2004 and 2003 is summarized as follows:

	For the year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	9,951	9,267	10,579	5,814	35,612
Gross profit	5,275	5,611	5,111	1,536	17,533
Net income (loss)	784	1,159	700	(3,101)	238

Net income (loss) per share:
Basic	0.02	0.02	0.01	(0.05)	0.00

Diluted	0.01	0.02	0.01	(0.04)	0.00

Weighted average shares outstanding:
Basic	50,084,407	50,163,938	50,130,762	50,140,526	50,136,203

Diluted	52,388,120	52,153,695	52,283,523	52,586,425	52,377,163

	For the year 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	9,591	10,078	9,437	9,385	38,491
Gross profit	5,292	5,198	3,509	5,411	19,411
Net income (loss)	256	279	(968)	(137)	(570)

Net income (loss) per share:
Basic	0.00	0.00	(0.02)	0.00	(0.02)

Diluted	0.00	0.00	(0.02)	0.00	(0.02)

Weighted average shares outstanding:
Basic	31,154,305	44,983,761	47,920,057	49,955,057	43,493,163

Diluted	N/A	N/A	N/A	N/A	N/A

(i)	On September 30, 2004 the Company’s US subsidiary outsourced its distribution and the impact has initially been a temporary loss of revenues from the US during the fourth quarter transition period. The loss of revenues had a significant impact on gross profit. However, during the first quarter of 2005 distribution resumed and we expect the impact of the restructuring to increase gross profit and reduce selling, general and administrative expenses in 2005 compared to 2004.
(ii)	During the fourth quarter of 2004, the Company wrote off video cassette inventory to a value of EUR 1.5 million and consequently gross profit was impacted by the same amount.
(iii)	In connection with the preparation of the 2003 year end provision for income taxes the Company revised its previously estimated effective tax rate and in 2004 the Company determined it to be more appropriate to reverse these adjustments. The reversal of the adjustment had no impact on net loss for for the twelve month period.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Recent accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005, using the modified-prospective method as proscribed in SFAS 123(R).

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will not result in any significant charges to operations in the second half of 2005.

22. Subsequent events

In January 2005, the Company presented a claim to the previous owner of our real estate property located in Barcelona, Spain. Under the claim the Company was awarded EUR 2.2 million which has been applied as a reduction to the value of the property.

On February 4, 2005, we entered into an agreement with Local i Serveis Sant Cugat, S.L. to sell the remaining part of our real estate property located in Barcelona, Spain. The consideration under the agreement is 6.9 million euro, of which a 10% down payment was received upon signature. The balance of the consideration will be received in two installments which are expected to be received no later than June and November of 2005, with the first installment to be not less than 2.85 million euro. Part of the proceeds from the sale will be used to repay the outstanding balance on the loan related to the building, see Note 11. As a result of this sale and previously reported sale transactions entered into in April 2004 and June 2004, we will have sold the entire office building for a total of 11.5 million euro. The Company is not expecting any loss related to the sale of the building and will not pay any sales commission related to the sale.

SCHEDULE II

PRIVATE MEDIA GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions charged to
	Opening balance	Costs and expenses	Revenue (a)	Deductions (b)	Ending balance
	EUR	EUR	EUR	EUR	EUR
Description
Allowance deducted in the balance sheet from the asset to which it applies:

Year ended December 31, 2004:
Allowance for magazine returns	2,191	—	6,229	(6,762)	1,658

Allowance for doubtful accounts	2,024	1,649	—	(2,743)	930

Year ended December 31, 2003:
Allowance for magazine returns	1,907	—	5,147	(4,863)	2,191

Allowance for doubtful accounts	1,264	776	—	(16)	2,024

Year ended December 31, 2002:
Allowance for magazine returns	1,564	—	3,774	(3,432)	1,907

Allowance for doubtful accounts	1303	489	—	(528)	1,264

Notes:

(a)	Represents provisions for expected returns of magazines from national distribution networks which are charged to net revenues.
(b)	Represents settlements on returns provisions previously recorded, and write-offs less recoveries on doubtful accounts. The write-off in 2004 relates primarily to one specific receivable from an Internet billing service provider provided for in 2003 and 2004, which has been written off completely after collection attempts failed.