Form 10-Q
period 2005-03-31
PRIVATE MEDIA GROUP INC
filed 2005-05-16
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at May 9, 2005
Common Stock, par value $.001	52,159,312

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31, (Unaudited)
	2004	2005	2005
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	3,261	2,035	2,643
Trade accounts receivable	8,397	9,176	11,917
Receivable from sale of building (Note 3)	—	6,611	8,586
Related party receivable (Note 4)	4,220	5,725	7,435
Inventories - net (Note 5)	9,978	10,387	13,489
Deferred income tax asset	2,350	2,350	3,052
Prepaid expenses and other current assets	2,288	2,377	3,087

TOTAL CURRENT ASSETS	30,494	38,661	50,209

Library of photographs and videos - net	15,146	15,584	20,239
Property, plant and equipment – net	10,910	2,591	3,365
Other intangible assets	3,467	3,436	4,463
Goodwill	2,425	2,425	3,149
Note Receivable	541	380	494
Other assets	297	300	390

TOTAL ASSETS	63,281	63,378	82,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,442	3,523	4,576
Current portion of long-term borrowings (Note 3)	1,313	3,185	4,136
Accounts payable trade	6,099	6,461	8,390
Income taxes payable	265	186	242
Deferred income taxes	65	65	84
Accrued other liabilities	1,068	1,187	1,542

TOTAL CURRENT LIABILITIES	12,253	14,607	18,970

Long-term borrowings (Note 3)	3,109	883	1,146
Related party payable (Note 4)	728	—	—
Convertible notes	1,164	1,267	1,645

TOTAL LIABILITIES	17,254	16,756	21,761

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized, 50,162,176 and 52,159,312 issued and outstanding at December 31, 2004 and March 31, 2005, respectively	883	885	1,148
Additional paid-in capital	17,321	19,056	24,748
Common stock to be issued	1,752	—	—
Retained earnings	28,213	28,884	37,511
Accumulated other comprehensive income	(2,143)	(2,202)	(2,860)

TOTAL SHAREHOLDERS’ EQUITY	46,026	46,622	60,548

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	63,281	63,378	82,310

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Three-months ended March 31, (unaudited)
	2004	2005	2005
	EUR	EUR	USD
	(in thousands)
Net sales	9,951	7,438	9,660
Cost of sales	4,676	4,473	5,809

Gross profit	5,275	2,965	3,850
Selling, general and administrative expenses	4,532	3,518	4,568
Gain on sale of building (Note 3)	—	1,279	1,661

Operating profit	743	726	943
Interest expense	174	184	239
Interest income	49	37	48

Income before income tax	618	579	752
Income tax expense (benefit)	(167)	(91)	(118)

Net income	784	670	870

Other comprehensive income:
Foreign currency translation adjustments	(654)	(59)	(76)

Comprehensive income	130	611	794

Net income (loss) per share:
Basic	0.02	0.01	0.02

Diluted	0.01	0.01	0.02

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-months ended March 31, (unaudited)
	2004	2005	2005
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income	784	670	870
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	472	296	385
Bond adjustment	82	15	20
Bad debt provision	345	31	41
Amortization of other intangible assets	31	31	40
Amortization of photographs and videos	1,700	1,522	1,976
Gain on sale of building	—	(1,279)	(1,661)
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(909)	(810)	(1,052)
Related party receivable	132	(39)	(51)
Inventories	(275)	(408)	(530)
Prepaid expenses and other current assets	(52)	(50)	(65)
Accounts payable trade	173	361	469
Income taxes payable	(167)	(79)	(103)
Accrued other liabilities	(213)	119	155

Net cash provided by operating activities	2,104	380	493
Cash flows from investing activities:
Investment in library of photographs and videos	1,173	1,960	2,545
Capital expenditures	682	11	15
Cash received from sale of building	—	(511)	(664)
Investments in (sale of) other assets	(4)	3	4
Note receivable	—	(190)	(247)

Net cash used in investing activities	1,851	1,273	1,654
Cash flow from financing activities:
Short-term borrowings – repayments	(389)	—	—
Long-term borrowings – repayments	(250)	(388)	(503)
Long-term loan – additions	798	33	43
Short-term borrowings – additions	99	81	105

Net cash (used in) provided by financing activities	257	(274)	(355)
Foreign currency translation adjustment	(654)	(59)	(76)

Net (decrease) increase in cash and cash equivalents	(144)	(1,226)	(1,592)
Cash and cash equivalents at beginning of the period	856	3,261	4,235

Cash and cash equivalents at end of the period	712	2,035	2,643

Cash paid for interest	122	132	172

Cash paid for taxes	—	—	—

Conversion of bond principal into common stock	236	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Common stock to be issued	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2004	49,955,057	883	17,124	—	27,976	(1,826)	44,157
Repurchase of common stock	(116,051)	—	(253)	—	—	—	(253)
Conversion of bond principal into common stock	153,438	—	236	—	—	—	236
Conversion of bond interest into common stock	66,245	—	124	—	—	—	124
Cash received for conversion of options	—	—	—	1,752	—	—	1,752
Conversion of options	19,500	—	23	—	—	—	23
Conversion of series A warrants	45,000	—	67	—	—	—	67
Cashless Conversion of series A warrants	38,987	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	(319)	(319)
Net income (loss)	—	—	—	—	238	—	238

Balance at December 31, 2004	50,162,176	883	17,321	1,752	28,213	(2,145)	46,024
Repurchase of common stock	(10,873)	—	(40)	—	—	—	(40)
Conversion of bond interest into common stock	7,259	—	25	—	—	—	25
Conversion of options	2,000,750	2	1,750	(1,752)	—	—	—
Translation adjustment	—	—	—	—	—	(59)	(59)
Net income (loss)	—	—	—	—	670	—	670

Balance at March 31, 2005	52,159,312	885	19,058	—	28,884	(2,202)	46,622

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2004.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2005 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.77 per USD 1.00 the interbank exchange rate on March 31, 2005. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.	Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) will be effective for the Company on January 1, 2006 and the Company expects to adopt SFAS 123(R) using the modified-prospective method as proscribed in SFAS 123(R). The adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will not result in any significant charges to operations in 2006.

As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the Company currently follows Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations for measurement and recognition of stock-based transactions with employees and adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, generally no compensation expense is recognized since at the date of grant, the exercise price of stock options is set: a) at, or above, current price at closing of market or, b) at the price at closing of market on a pre-determined future date.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Had compensation cost for the Company’s stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) for 2004 and 2005 would have been as per the following table:

	Three-months ended March 31, (unaudited)
	2004	2005
	EUR	EUR
	(in thousands)
Net income, as reported	784	670

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(20)	(117)

Pro forma net income	764	553

Earnings per share:
Basic – as reported	0.02	0.01

Basic – pro forma	0.02	0.01

Diluted – as reported	0.01	0.01

Diluted – pro forma	0.01	0.01

3.	Transaction

Sale of building

On February 4, 2005, we entered into an agreement with Local i Serveis Sant Cugat, S.L. to sell our real estate property located in Barcelona, Spain. The consideration under the agreement was 6.9 million euro, of which a 10% down payment was received upon signature. The balance of the consideration due amounting to 6.2 million euro is included in receivable from sale of building and will be received in two installments which are expected to take place no later than June and November of 2005, with the first installment to be not less than 2.85 million euro. The amount due is secured by the title to the property which will revert back to us in case of non-payment. Part of the proceeds from the sale will be used to repay the outstanding balance on the loan related to the building. The outstanding loan balance of EUR 2.3 million is included in current portion of long-term borrowings. Repayments on the loan will be made in proportion to cash received from the sale.

4.	Related party receivable and payable

In January 2005, the Company presented a claim to the previous owner of our real estate property located in Barcelona, Spain. Under the claim the Company was awarded EUR 2.2 million. The increase in related party receivable of EUR 1.5 million, together with the reduction of EUR 0.7 million in related party

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

payable, reflects this claim. The full value of the claim has been applied as a reduction to the value of the property.

5.	Inventories

Inventories consist of the following:

	December 31,	March 31,
	2004	2005
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,955	4,133
Video cassettes	733	484
DVDs	5,049	5,445
Other	241	324

	9,978	10,387

6.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended March 31,
	2004	2005
Numerator:
Net income (EUR in thousands)	784	670

Denominator:
Denominator for basic earnings per share – Weighted average shares	50,084,407	50,382,898
Effect of dilutive securities:
Convertible Note – Weighted average outstanding	997,152	971,562
Common stock warrants, options and other dilutive securities	1,306,562	1,802,804

Denominator for diluted earnings per share – weighted average shares and assumed conversions	52,388,120	53,157,264

Earnings (loss) per share (EUR)
Basic	0.02	0.01

Diluted	0.01	0.01

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

7.	Contingent Liability

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

References in this report to “we,” us,” “the Company” and Private refer to Private Media Group, Inc., a Nevada corporation, including its consolidated subsidiaries.

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

We generate revenues primarily through:

•	sales of movies on DVD;

•	sales of adult feature magazines;

•	Internet subscriptions and licensing;

•	broadcasting content through cable, satellite, broadband and hotel television programming; and

•	content, brand name and trademark licensing.

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

In 2004 we restructured our US operations and our US subsidiary outsourced its distribution of physical products, inclusive of Internet shop fulfillment. The restructuring started September 30, 2004 and was completed during the first quarter of 2005. We expect the impact of the restructuring to increase operating profit in 2005 compared to 2004, however, the restructuring will reduce sales from the US compared to 2004 since we are reporting sales net of agent’s commission as from January 1, 2005.

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

Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Revenues from satellite & cable broadcasting are recognized based on sales reported each month by its cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems until approximately 60—90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Net sales. For the three months ended March 31, 2005, we had net sales of EUR 7.4 million compared to net sales of EUR 10.0 million for the three months ended March 31, 2004, a decrease of EUR 2.6 million or 25%.

DVD sales decreased EUR 1.1 million, or 22%, to EUR 4.1 million. The decrease in DVD sales was primarily attributable to one month’s loss of sales of new releases equal to approximately EUR 1.0 million. The loss of sales was the result of our DVD duplicator suffering a logistics and delivery breakdown in February 2005. In addition DVD sales were affected by our outsourcing in the US where we now report sales net of agent’s commission (see discussion under Overview above). The negative impact of reporting US sales net of agent’s commission was EUR 0.5 million. Video sales decreased EUR 0.7 million, or 86%, to EUR 0.1 million. The decrease in video sales was the result of a general industry decrease in video sales due to the migration from video to DVD. Magazine sales decreased EUR 0.2 million, or 14% to EUR 1.3 as a result of fewer issues released during the three month period. Internet sales decreased EUR 0.3 million, or 20%, to EUR 1.0 million as a result of the closing down of our third party payment processor for

US transactions. Subsequently, we temporarily transferred our US transactions to our payment processor for European transactions, however, this did not compensate sales. As of May 2005 we have a new payment processor for US transactions online and we expect sales to increase. Broadcasting sales decreased EUR 0.2 million, or 17%, to EUR 1.0 million as a result of lower content licensing sales in the period.

Easter, which took place during the first quarter of the year compared to the second quarter of the year in 2004, had an overall negative impact on sales of magazines and DVDs.

Cost of Sales. Our cost of sales was EUR 4.5 million for the three months ended March 31, 2005 compared to EUR 4.7 million for the three months ended March 31, 2004, a decrease of EUR 0.2 million, or 4%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 2.8 million for the three months ended March 31, 2005 compared to EUR 2.7 million for the three months ended March 31, 2004. Printing, processing and duplication cost as a percentage of sales was 37% for the three months ended March 31, 2005, which represents an increase of 9%. The increase was the result of sales mix. Amortization of library was EUR 1.5 million for the three months ended March 31, 2005 compared to EUR 1.7 million for the three months ended March 31, 2004, a decrease of EUR 0.2 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The decrease was the result of lower amounts invested in content released during the period subject to amortization in 2005 compared to 2004. Broadcasting cost was EUR 0.2 million for the three months ended March 31, 2005 compared to EUR 0.2 million for the three months ended March 31, 2004. Broadcasting cost represents programming and transmission cost.

Gross Profit. In the three months ended March 31, 2005, we realized a gross profit of EUR 3.0 million, or 40% of net sales compared to EUR 5.3 million, or 53% of net sales for the three months ended March 31, 2004. The decrease in gross profit as a percentage of sales was the result of sales mix and the effect of amortization of library which does not vary with sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.5 million for the three months ended March 31, 2005 compared to EUR 4.5 million for the three months ended March 31, 2004, a decrease of EUR 1.0 million, or 22%. We attribute the decrease primarily to reductions in bad debt expense and depreciation, and the outsourcing of distribution in the United States, offset by non-recurring expenses of EUR 0.5 million related to a weekly publication which was launched and discontinued during the period. We expect selling, general and administrative expenses to continue to decrease in 2005.

Gain on sale of building. We reported gain on sale of building of EUR 1.3 million for the three months ended March 31, 2005.

Operating profit. We reported an operating profit of EUR 0.7 million for the three months ended March 31, 2005 compared to EUR 0.7 million for the three months ended March 31, 2004.

Interest expense. We reported interest expense of EUR 0.2 million for the three months ended March 31, 2005, compared to EUR 0.2 million for the three months ended March 31, 2004.

Income tax benefit. We reported income tax benefit of EUR 0.1 million for the three months ended March 31, 2005, compared to EUR 0.2 million for the three months ended March 31, 2004. The decrease in income tax benefit is a result of lower losses being recorded in jurisdictions with higher corporate tax rates.

Net income/loss. We reported net income of EUR 0.7 million for the three months ended March 31, 2005, compared to EUR 0.8 million for the three months ended March 31, 2004. We attribute this change in net income in 2005 of EUR 0.1 million, to decreased income tax benefit.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 24.1 million at March 31, 2005, an increase of EUR 5.9 million compared to the year ended December 31, 2004. The increase is principally attributable to the sale of our real estate property in Barcelona.

Operating Activities

Net cash provided by operating activities was EUR 0.4 million for the three months ended March 31, 2005, and was primarily the result of net income, as adjusted for non-cash transactions, offset by uses of cash related to changes in operating assets and liabilities. The net income of EUR 0.7 million was adjusted to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 0.3 million and amortization of photographs and videos of EUR 1.5 million making a total of EUR 2.6 million which was offset by gain on sale of building of EUR 1.3 million, providing a net balance of EUR 1.3 million. The total of EUR 1.3 million was then reduced by changes in trade accounts receivable, related party receivable, inventories, prepaid expenses and other current assets and income taxes payable totaling EUR 1.4 million offset by EUR 0.5 million from accounts payable trade and accrued other liabilities. Net cash provided by operating activities was EUR 2.1 million for the three months ended March 31, 2004. The decrease in cash provided by operating activities for the three months ended March 31, 2005 compared to the same period last year is the result of adjustment to reconcile net income to net cash flows from operating activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2005 was EUR 1.3 million. The investing activities were principally investment in library of photographs and videos of EUR 2.0 million, which was carried out in order to maintain the 2005 release schedules for both magazines and DVD offset by EUR 0.7 million from part-payment on sale of building and note receivable. Despite the increase in investment in library of photographs and videos of EUR 0.8 million, or 67%, net cash used in investing activities decreased EUR 0.6 million over the same period last year. The decrease is principally due to cash received from part-payment on sale of building and note receivable.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2005 was EUR 0.3 million, represented primarily by EUR 0.4 million in repayments on short- and long-term borrowings offset by EUR 0.1 million in cash provided by short- and long-term borrowings. We attribute the change of EUR

0.5 million in net cash used in financing activities over the comparable three-month 2004 period to lower additional borrowings. The main movements during the three-month period ended March 31, 2005 are described as follows:

The $3.0 million loan from Beate Uhse AG was reduced by EUR 0.2 million, inclusive of exchange rate changes. As of March 31, 2005 the remaining balance on the loan was EUR 0.5 million. The $4.0 million Note held by Consipio Holding b.v. increased by EUR 0.1 million inclusive of exchange rate changes. As of December 31, 2004 the remaining balance on the Note was EUR 2.3 million.

In May 2003, Euro 1.65 million of the related party note payable to Luthares was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. During the three months ended March 31, 2005, the Company repaid Euro 0.1 million and subsequently the remaining balance was Euro 1.3 million.

Non-Cash Transaction

In January 2005, the Company presented a claim to the previous owner of our real estate property located in Barcelona, Spain. Under the claim the Company was awarded EUR 2.2 million. The increase in related party receivable of EUR 1.5 million, together with the reduction of EUR 0.7 million in related party payable, reflects this claim.

Contractual obligations

During the three-month period ended March 31, 2005, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2004.

Outlook

We expect growth in 2005, particularly in the broadcasting, DVD and Internet segments. During 2005, we expect to increase the release frequency of new movie productions compared to 2004.

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

As our cash and cash equivalents and short-term investments consist principally of money market securities and investments in short-term debt or equity securities and our borrowings are primarily at fixed rates of interest our market risk related to fluctuations in interest rates is limited. Accordingly, a one percentage change in market interest rates would not have a material impact on our results of operations.

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

In March 2005 we issued an aggregate of 7,258 shares of common stock in payment of $33,658 of accrued interest under the notes. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to institutional investors believed to be accredited investors and was made without general solicitation or advertising.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits:

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

On February 10, 2005, we filed a Current Report on Form 8-K under Item 1.01 to report that on February 4, 2005, we entered into an agreement with Local i Serveis Sant Cugat, S.L. to sell the remaining part of our real estate property located in Barcelona, Spain.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: May 16, 2005	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer