Form 10-Q
period 2005-06-30
PRIVATE MEDIA GROUP INC
filed 2005-08-11
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at August 9, 2005
Common Stock, par value $.001	52,136,333

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30, (Unaudited)
	2004	2005	2005
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	3,261	2,785	3,355
Trade accounts receivable	8,397	8,983	10,823
Receivable from sale of building (Note 3)	—	3,710	4,470
Related party receivable (Note 4)	4,220	5,795	6,982
Inventories - net (Note 5)	9,978	10,604	12,776
Deferred income tax asset	2,350	2,350	2,831
Prepaid expenses and other current assets	2,288	2,658	3,202

TOTAL CURRENT ASSETS	30,494	36,885	44,439

Library of photographs and videos - net	15,146	15,881	19,134
Property, plant and equipment – net	10,910	2,364	2,849
Other intangible assets	3,467	3,405	4,102
Goodwill	2,425	2,425	2,922
Note Receivable	541	205	247
Other assets	297	291	351

TOTAL ASSETS	63,281	61,457	74,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,442	3,666	4,417
Current portion of long-term borrowings (Note 3)	1,313	1,903	2,293
Accounts payable trade	6,099	6,374	7,679
Income taxes payable	265	102	123
Deferred income taxes	65	65	79
Accrued other liabilities	1,068	1,578	1,901

TOTAL CURRENT LIABILITIES	12,253	13,689	16,493

Long-term borrowings (Note 3)	3,109	781	941
Related party payable (Note 4)	728	—	—
Convertible notes	1,164	1,408	1,697

TOTAL LIABILITIES	17,254	15,878	19,130

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized, 50,162,176 and 52,171,939 issued and outstanding at December 31, 2004 and June 30, 2005, respectively	883	885	1,067
Additional paid-in capital	17,321	19,084	22,993
Common stock to be issued	1,752	—	—
Retained earnings	28,213	28,243	34,028
Accumulated other comprehensive income	(2,143)	(2,634)	(3,174)

TOTAL SHAREHOLDERS’ EQUITY	46,026	45,579	54,914

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	63,281	61,457	74,044

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Three-months ended June 30, (unaudited)		Six-months ended June 30, (unaudited)
	2004	2005	2004	2005	2005
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	9,267	7,083	19,218	14,521	17,495
Cost of sales	3,656	4,205	8,332	8,678	10,455

Gross profit	5,611	2,878	10,886	5,843	7,040
Selling, general and administrative expenses	4,452	3,618	8,984	7,136	8,597
Gain on sale of building (Note 3)	—	—	—	1,279	1,541

Operating profit (loss)	1,160	(740)	1,902	(14)	(17)
Interest expense	191	193	365	377	454
Interest income	43	51	92	87	105

Income (loss) before income tax	1,011	(882)	1,629	(303)	(365)
Income taxes (benefit)	147	(241)	314	332	401

Net income (loss)	1,159	(641)	1,943	29	35

Other comprehensive income:
Foreign currency adjustments	52	(432)	(602)	(491)	(592)

Comprehensive income (loss)	1,211	(1,073)	1,341	(462)	(557)

Net income (loss) per share:
Basic	0.02	(0.01)	0.04	0.00	0.00

Diluted	0.02	(0.01)	0.04	0.00	0.00

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-months ended June 30, (unaudited)
	2004	2005	2005
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income	1,943	29	35
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	1,086	571	688
Bond Adjustment	123	45	55
Bad debt provision	712	53	64
Amortization of other intangible assets	62	62	75
Amortization of photographs and videos	3,247	3,303	3,979
Gain on sale of building	—	(1,279)	(1,541)
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(1,894)	(639)	(769)
Related party receivable	132	(109)	(132)
Inventories	(1,480)	(626)	(754)
Prepaid expenses and other current assets	(356)	(272)	(328)
Accounts payable trade	(215)	275	331
Income taxes payable	(167)	(163)	(196)
Accrued other liabilities	91	510	614

Net cash provided by operating activities	3,284	1,761	2,121
Cash flows from investing activities:
Investment in library of photographs and videos	1,802	4,038	4,865
Capital expenditures	2,441	41	50
Cash received from sale of building	—	(3,412)	(4,111)
Investments in (sale of) other assets	(10)	(6)	(7)
Note receivable	—	(385)	(464)

Net cash used in investing activities	4,233	276	333
Cash flow from financing activities:
Conversion of warrants	10	—	—
Short-term borrowings - repayments	(389)	—	—
Long-term loan - repayments	(901)	(1,748)	(2,106)
Long-term loan - additions	2,577	56	67
Short-term borrowings - additions	99	223	269

Net cash (used in) provided by financing activities	1,396	(1,468)	(1,769)
Foreign currency translation adjustment	(602)	(491)	(592)

Net (decrease) increase in cash and cash equivalents	(156)	(476)	(573)
Cash and cash equivalents at beginning of the period	856	3,261	3,929

Cash and cash equivalents at end of the period	700	2,785	3,355

Cash paid for interest	210	283	341

Cash paid for taxes	17	—	—

Conversion of bond principal into common stock	236	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Common stock to be issued	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
(in thousands except share information)		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2004	49,955,057	883	17,124	—	27,976	(1,826)	44,157
Repurchase of common stock	(116,051)	—	(253)	—	—	—	(253)
Conversion of bond principal into common stock	153,438	—	236	—	—	—	236
Conversion of bond interest into common stock	66,245	—	124	—	—	—	124
Cash received for conversion of options	—	—	—	1,752	—	—	1,752
Conversion of options	19,500	—	23	—	—	—	23
Conversion of series A warrants	45,000	—	67	—	—	—	67
Cashless Conversion of series A warrants	38,987	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	(319)	(319)
Net income	—	—	—	—	238	—	238

Balance at December 31, 2004	50,162,176	883	17,321	1,752	28,213	(2,145)	46,024
Repurchase of common stock	(10,873)	—	(40)	—	—	—	(40)
Conversion of bond interest into common stock	19,886	—	54	—	—	—	54
Conversion of options	2,000,750	2	1,750	(1,752)	—	—	—
Translation adjustment	—	—	—	—	—	(491)	(491)
Net income	—	—	—	—	29	—	29

Balance at June 30, 2005	52,171,939	885	19,085	—	28,243	(2,634)	45,577

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2004.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2005 and for the six months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.83 per USD 1.00 the interbank exchange rate on June 30, 2005. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SFAS 123, the Company’s pro forma net income (loss) for 2004 and 2005 would have been as per the following table:

	Three-months ended June 30, (unaudited)		Six-months ended June 30, (unaudited)
	2004	2005	2004	2005
	EUR	EUR	EUR	EUR
	(in thousands)		(in thousands)
Net income (loss), as reported	1,159	(641)	1,943	29

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(15)	(101)	(35)	(218)

Pro forma net income (loss)	1,144	(742)	1,909	(189)

Earnings (loss) per share:
Basic – as reported	0.02	(0.01)	0.04	0.00

Basic – pro forma	0.02	(0.01)	0.04	0.00

Diluted – as reported	0.02	(0.01)	0.04	0.00

Diluted – pro forma	0.02	(0.01)	0.04	0.00

3.	Transaction

Sale of building

On February 4, 2005, we entered into an agreement with Local i Serveis Sant Cugat, S.L. to sell our real estate property located in Barcelona, Spain. The consideration under the agreement was 6.9 million euro, of which 3.4 million had been received as of June 2005. The balance of the consideration due amounting to 3.5 million euro is included in receivable from sale of building and will be received no later than November of 2005. The amount due is secured by the title to the property which will revert back to us in case of non-payment. Part of the proceeds from the sale will be used to repay the outstanding balance on the loan related to the building. The outstanding loan balance of EUR 1.3 million is included in current portion of long-term borrowings.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

5.	Inventories

Inventories consist of the following:

	December 31,	June 30,
	2004	2005
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,955	3,883
Video cassettes	733	448
DVDs	5,049	5,776
Other	241	498

	9,978	10,604

6.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
	2004	2005	2004	2005
Numerator: (EUR in thousands)

Net income (loss)	1,159	(641)	1,943	29

Denominator:

Denominator for basic earnings per share – Weighted average shares	50,163,938	52,161,157	50,105,600	51,283,123

Effect of dilutive securities:
Convertible Note – Weighted average outstanding	971,562	n/a	983,504	971,562
Common stock warrants and options	1,018,196	n/a	1,174,864	875,981

Denominator for diluted earnings per share – weighted average shares and assumed conversions	52,153,695	n/a	52,263,968	53,130,666

Earnings (loss) per share in EUR
Basic	0.02	(0.01)	0.04	0.00

Diluted	0.02	(0.01)	0.04	0.00

For the three months ended June 30, 2005 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share is EUR (0.01). The equivalent of 1,129,892 common shares derived from dilutive securities such as options, warrants and convertible notes are excluded from the diluted earnings per share for the three months ended June 30, 2005 as they are anti-dilutive.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

7.	Contingent Liability

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The case is under litigation and the Company believes the circumstances supporting the Tax Authority’s claim are without merit. However, the Administrative Court of Appeal has decided that a permanent establishment is at hand. The Court has only made a principle statement and the question how to calculate any eventual profit that can be allocated to the permanent establishment is not decided by the Court at this stage. The Company has appealed against the decision. The final outcome of this litigation will not be known for several years. Due to the early stages of this matter and the uncertainty regarding the ultimate decision, no amounts have been provided in the Company’s financial statements for this dispute.

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

We released 104 titles on DVD during 2004, 111 titles during 2003 and 120 titles during 2002, including both new and archival material. We plan to release approximately 120 proprietary titles on DVDs in 2005. In addition, in 2004 we signed an exclusive three year Agreement with US-based Pure Play Media, Inc. for content distribution in Europe. Under the agreement, we will distribute approximately six to eight newly produced movie titles per month in Europe, our main market for DVDs. The content controlled by Pure Play Media features top US producers and directors such as Michael Ninn, Seymore Butts, and Cousin Stevie. The arrangement is based on a split of gross profit and does not require any up-front or future investment in content by Private. We started releasing titles on DVD under the agreement during the second quarter of 2005.

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

The magazines have an approximate retail price of EUR 11.50 (USD 13.85) per copy and are printed on glossy high-quality paper at a cost of EUR 1.25 (USD 1.50). They are often shrink-wrapped in order to comply with local regulation or guidance for the sale of adult publications. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company has always collected the returns from newsstands in order to make them available for sale again.

The Company has scheduled re-distribution of the returned magazines, via national newsstand distributors, as Megapacks or Superpacks (three different copies per pack) where the retail price is EUR 14.95 (USD 18.00). As the national newsstand distributors have the right to return, the packs come back to us and are then broken up in individual copies in order to be sent out in DVD packs, see below, or sold on firm sale basis to wholesalers as back numbers at a lower price than new issues.

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

Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Revenues from satellite & cable broadcasting are recognized based on sales reported each month by its cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

Results of Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Net sales. For the three months ended June 30, 2005, we had net sales of EUR 7.1 million compared to net sales of EUR 9.3 million for the three months ended June 30, 2004, a decrease of EUR 2.2 million or 24%.

DVD sales decreased EUR 0.8 million, or 17%, to EUR 4.2 million. The decrease in DVD sales was primarily attributable to our outsourcing in the US where we now report sales net of agent’s commission (see discussion under Overview above). The negative impact of reporting US sales net of agent’s commission was EUR 0.5 million. Video sales decreased EUR 0.3 million, or 76%, to EUR 0.1 million. The decrease in video sales was the result of a general industry decrease in video sales due to the migration from video to DVD. Magazine sales decreased EUR 0.3 million, or 22% to EUR 1.0 as a result of lower quantities sold during the three month period. Internet sales decreased EUR 0.3 million, or 24%, to EUR 1.0 million as a result of the closing down of our third party payment processor for US transactions. Subsequently, we temporarily transferred our US transactions to our payment processor for European transactions, however, this did not fully replace the number of transactions. As of July 2005 we have a new payment processor for US transactions online. In addition to the reorganization of our US payments, we have also been experiencing lower conversion rates as result of new securer but less user friendly payment processes for credit cards, e.g. Verified by VISA. We believe conversion rates will revert to prior levels as consumers get used to the new payment processes. Broadcasting sales decreased EUR 0.5 million, or 37%, to EUR 0.8 million as a result of lower content licensing sales in the period.

Going forward, we expect DVD, Internet and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 4.2 million for the three months ended June 30, 2005 compared to EUR 3.7 million for the three months ended June 30, 2004, an increase of EUR 0.5 million, or 15%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 2.3 million for the three months ended June 30, 2005 compared to EUR 1.9 million for the three months ended June 30, 2004. Printing, processing and duplication cost as a percentage of sales was 32% for the three months ended June 30, 2005, which represents an increase of 12%. The increase was the result of sales mix. Amortization of library was EUR 1.8 million for the three months ended June 30, 2005 compared to EUR 1.5 million for the three months ended June 30, 2004, an increase of EUR 0.3 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The increase was the result of certain minor adjustments offset by lower amounts invested in content released during the period subject to amortization in 2005 compared to 2004. Broadcasting cost was EUR 0.2 million for the three months ended June 30, 2005 compared to EUR 0.2 million for the three months ended June 30, 2004. Broadcasting cost represents programming and transmission cost.

Gross Profit. In the three months ended June 30, 2005, we realized a gross profit of EUR 2.9 million, or 41% of net sales compared to EUR 5.6 million, or 61% of net sales for the three months ended June 30, 2004. The decrease in gross profit as a percentage of sales was primarily the result of lower high margin sales e.g., Internet and Broadcasting, and the effect of amortization of library which does not vary with sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.6 million for the three months ended June 30, 2005 compared to EUR 4.5 million for the three months ended June 30, 2004, a decrease of EUR 0.9 million, or 20%. We attribute the decrease primarily to reductions in bad debt expense and depreciation, and the outsourcing of distribution in the United States. We expect selling, general and administrative expenses to continue to decrease in 2005 compared 2004.

Operating profit/loss. We reported an operating loss of EUR 0.7 million for the three months ended June 30, 2005 compared to an operating profit of EUR 1.2 million for the three months ended June 30, 2004. The decrease is the result of lower gross profit offset by decreased selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.2 million for the three months ended June 30, 2005, compared to EUR 0.2 million for the three months ended June 30, 2004.

Income tax benefit. We reported income tax benefit of EUR 0.2 million for the three months ended June 30, 2005, compared to EUR 0.1 million for the three months ended June 30, 2004. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net income/loss. We reported a net loss of EUR 0.6 million for the three months ended June 30, 2005, compared to net income of EUR 1.2 million for the three months ended June 30, 2004. We attribute the change in net income in 2005 of EUR 1.8 million to lower operating profit.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Net sales. For the six months ended June 30, 2005, we had net sales of EUR 14.5 million compared to net sales of EUR 19.2 million for the six months ended June 30, 2004, a decrease of EUR 4.7 million or 24%.

DVD sales decreased EUR 2.0 million, or 19%, to EUR 8.3 million. The decrease in DVD sales was primarily attributable to one month’s loss of sales of new releases equal to approximately EUR 1.0 million. The loss of sales was the result of our DVD duplicator suffering a logistics and delivery breakdown in February 2005. In addition DVD sales were affected by our outsourcing in the US where we now report sales net of agent’s commission (see discussion under Overview above). The negative impact of reporting US sales net of agent’s commission was EUR 1.0 million. Video sales decreased EUR 1.0 million, or 83%, to EUR 0.2 million. The decrease in video sales was the result of a general industry decrease in video sales due to the migration from video to DVD. Magazine sales decreased EUR 0.5 million, or 18% to EUR 2.2 million as a result of lower quantities sold during the six month period. Internet sales decreased EUR 0.6 million, or 22%, to EUR 2.0 million as a result the closing down of our third party payment processor for US transactions. Subsequently, we temporarily transferred our US transactions to our payment processor for European transactions, however, this did not fully replace the number of transactions. As of July 2005 we have a new payment processor for US transactions online. In addition to the reorganization of our US payments, we have also been experiencing lower conversion rates as result of new securer but less user friendly payment processes for credit cards, e.g. Verified by VISA. We believe conversion rates will revert to prior levels as consumers get used to the new payment processes. Broadcasting sales decreased EUR 0.7 million, or 28%, to EUR 1.8 million as a result of lower content licensing sales in the period.

Going forward, we expect DVD, Internet and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 8.7 million for the six months ended June 30, 2005 compared to EUR 8.3 million for the six months ended June 30, 2004, an increase of EUR 0.3 million, or 4%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 5.1 million for the six months ended June 30, 2005 compared to EUR 4.6 million for the six months ended June 30, 2004. Printing, processing and duplication cost as a percentage of sales was 35% for the six months ended June 30, 2005, which represents an increase of 11%. The increase was primarily the result of sales mix. Amortization of library was EUR 3.3 million for the six months ended June 30, 2005 compared to EUR 3.2 million for the six months ended June 30, 2004, an increase of EUR 0.1 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The increase was the result of certain minor adjustments offset by lower amounts invested in content released during the period subject to amortization in 2005 compared to 2004. Broadcasting cost was EUR 0.2 million for the six months ended June 30, 2005 compared to EUR 0.5 million for the six months ended June 30, 2004. Broadcasting cost represents programming and transmission cost.

Gross Profit. In the six months ended June 30, 2005, we realized a gross profit of EUR 5.8 million, or 40% of net sales compared to EUR 10.9 million, or 57% of net sales for the six months ended June 30, 2004. The decrease in gross profit as a percentage of sales was primarily the result of lower high margin sales e.g., Internet and Broadcasting, and the effect of amortization of library which does not vary with sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 7.1 million for the six months ended June 30, 2005 compared to EUR 9.0 million for the six months ended June 30, 2004, a decrease of EUR 1.8 million, or 21%. We attribute the decrease primarily to reductions in bad debt expense and depreciation, and the outsourcing of distribution in the United States, offset by non-recurring expenses of EUR 0.5 million related to a weekly publication which was launched and discontinued during the period. We expect selling, general and administrative expenses to continue to decrease in 2005.

Gain on sale of building. We reported gain on sale of building of EUR 1.3 million for the six months ended June 30, 2005.

Operating profit. We reported no operating profit for the six months ended June 30, 2005 compared to EUR 1.9 million for the six months ended June 30, 2004. The decrease is the result of lower gross profit offset by decreased selling, general and administrative expenses and gain on sale of building.

Interest expense. We reported interest expense of EUR 0.4 million for the six months ended June 30, 2005, compared to EUR 0.4 million for the six months ended June 30, 2004.

Income tax benefit. We reported income tax benefit of EUR 0.3 million for the six months ended June 30, 2005, compared to EUR 0.3 million for the six months ended June 30, 2004.

Net income/loss. We reported no net income for the six months ended June 30, 2005, compared to EUR 1.9 million for the six months ended June 30, 2004. We attribute this change in net income in 2005 of EUR 0.1 million, to decreased operating profit.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 23.2 million at June 30, 2005, an increase of EUR 5.0 million compared to the year ended December 31, 2004. The increase is principally attributable to the sale of our real estate property in Barcelona.

Operating Activities

Net cash provided by operating activities was EUR 1.8 million for the six months ended June 30, 2005, and was primarily the result of net income, as adjusted for non-cash transactions, offset by uses of cash related to changes in operating assets and liabilities. The net income of EUR 0.0 million was adjusted to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 0.6 million, bad debt provision of EUR 0.1 million, amortization of other intangible assets of EUR 0.1 million and amortization of photographs and videos of EUR 3.3 million making a total of EUR 4.1 million which was offset by gain on sale of building of EUR 1.3 million, providing a net balance of EUR 2.8 million. The total of EUR 2.8 million was then reduced by changes in trade accounts receivable, related party receivable, inventories, prepaid expenses and other current assets and income taxes payable totaling EUR 1.8 million offset by EUR 1.0 million from accounts payable trade and accrued other liabilities. Net cash provided by operating activities was EUR 3.3 million for the six months ended June 30, 2004. The decrease in cash provided by operating activities for the six months ended June 30, 2005 compared to the same period last year is primarily the result of net income.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2005 was EUR 0.3 million. The investing activities were principally investment in library of photographs and videos of EUR 4.0 million, which was carried out in order to maintain the 2005 release schedules for both magazines and DVD offset by EUR 3.4 million from part-payment on sale of building and EUR 0.4 million from note receivable. Despite the increase in investment in library of photographs and videos of EUR 2.2 million, or 124%, net cash used in investing activities decreased EUR 4.0 million over the same period last year. The decrease is principally due to the absence of capital expenditures related to the construction of a building carried out in 2004 and the presence cash received from part-payment on sale of building in 2005.

Financing Activities

Net cash used in financing activities for the six-month period ended June 30, 2005 was EUR 1.5 million, represented primarily by EUR 1.7 million in repayments on long-term borrowings offset by EUR 0.3 million in cash provided by short- and long-term borrowings. We attribute the change of EUR 2.9 million in net cash used in financing activities over the comparable six-month 2004 period to repayments on borrowings. The main movements during the six-month period ended June 30, 2005 are described as follows:

The $3.0 million loan from Beate Uhse AG was reduced by EUR 0.5 million, inclusive of exchange rate changes. As of June 30, 2005 the remaining balance on the loan was EUR 0.2 million. The $4.0 million Note held by Consipio Holding b.v. increased by EUR 0.2 million inclusive of exchange rate changes. As of June 30, 2005 the remaining balance on the Note was EUR 2.5 million.

The Company has a loan from an institutional lender obtained for the purpose of financing the construction of an office building. During the period EUR 1.0 million was repaid on the loan and as of June 30, 2005 the remaining balance was EUR 1.3 million.

In May 2003, Euro 1.65 million of the related party note payable to Luthares was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. During the six months ended June 30, 2005, the Company repaid Euro 0.2 million and subsequently the remaining balance was Euro 1.2 million.

Non-Cash Transaction

In January 2005, the Company presented a claim to the previous owner of our real estate property located in Barcelona, Spain. Under the claim the Company was awarded EUR 2.2 million. The increase in related party receivable of EUR 1.5 million, together with the reduction of EUR 0.7 million in related party payable, reflects this claim.

Contractual obligations

During the six-month period ended June 30, 2005, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2004.

Outlook

We expect growth in the second half of 2005, and going forward, particularly in DVD, Internet and broadcasting sales. Below follows a discussion highlighting some of the important factors which we expect to contribute to the growth:

DVDs

During the first half of 2005 we increased our investment in our library of photographs and videos by 124% compared to the same period in 2004 and subsequently we will release 139% more new proprietary movie titles in the second half of 2005 compared to 20041. We expect the increase of new movie releases in the second half of 2005 to result in increased DVD sales during the same period compared to the first half of 2005. We do also expect margins on DVD sales to improve since additional new releases available for sale increases the average sales price per unit.

In addition to the increase of proprietary movie titles available for sale, we will also consolidate the distribution of third party DVD content from Pure Play Media and Tera Patrick’s Teravision in Europe during the second half of 2005. This third party content distribution requires no investment from us and positively complements our proprietary content and we expect this to increase DVD sales and contribute to gross profit.

Magazines

We expect to maintain sales at the current three-month period level during the remaining quarters of the year.

Internet

During the second quarter 2005, we contracted with a third-party in order to increase profitable traffic to our sites. The program was started in May and includes developing our sites from a Search Engine Optimization (SEO) perspective and creating an affiliate program, Private Cash, for webmasters around the world. During the second quarter the number of unique visits to our main sites increased by 47% compared to the same quarter last year and for the month of July 2005, the increase was 75% compared to the same month 2004. Historically, we have not carried out any of the above activities and going forward we expect the SEO and affiliate program to increase Internet sales from both memberships and our online shop.

[1]	The window from investment in a movie title to release is typically six to eight months.

Broadcasting

During the second quarter 2005, we made an agreement with Playboy TV Latin America for the operation and distribution of Private branded TV channels in Latin America. With this new agreement we are significantly increasing our broadcasting presence in this region and in the fourth quarter of 2005 we expect to start seeing an impact on our revenues from the region.

Included in broadcasting sales is our sales of mobile content. During the second quarter 2005, we created a dedicated mobile content department headed up by Tim Clausen. This new development has launched us into a new era, gaining carriage with both national and international mobile carriers, and we are currently in the process of expanding our business in this market via several new contracts which will enable us to leverage both our unique range of content, our trademarks and our huge existing customer base to take our mobile presence in Europe to a truly market dominant position.

We are currently unable to determine what our potential revenue will be from the marketing of our content to the mobile industry. But we believe that adult content, as it has done with other new technologies, will help to drive the sale of content on mobile devices2. We expect the creation of the dedicated mobile content department to start having impact on broadcasting revenues in the fourth quarter of 2005.

Liquidity

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

[2]	Juniper Research estimates in its white paper Adult to Mobile: Personal Services – Second Edition (February 2005) that the global mobile adult content market will more than triple over the next five years, to nearly US$2.1 billion by 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The case is under litigation and the Company believes the circumstances supporting the Tax Authority’s claim are without merit. However, in May 2005 the Administrative Court of Appeal decided that a permanent establishment is at hand. The Court has only made a principle statement and the question how to calculate any eventual profit that can be allocated to the permanent establishment is not decided by the Court at this stage. The Company has appealed against the decision. The final outcome of this litigation will not be known for several years. Due to the early stages of this matter and the uncertainty regarding the ultimate decision, no amounts have been provided in the Company’s financial statements for this dispute.

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

In June 2005 we issued an aggregate of 12,627 shares of common stock in payment of $34,405 of accrued interest under the notes. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to institutional investors believed to be accredited investors and was made without general solicitation or advertising.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits:

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

On June 9, 2005, we filed a Current Report on Form 8-K under Item 5.02 to report the resignation of Ferran Mirapeix as a director and the election by our Board of Directors of Lluis Torralba as a director to fill the Board vacancy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: August 11, 2005	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer