Form 10-Q
period 2005-09-30
PRIVATE MEDIA GROUP INC
filed 2005-11-14
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes   ☐    No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at November 9, 2005
Common Stock, par value $.001	52,149,680

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30, (Unaudited)
	2004	2005	2005
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	3,261	1,404	1,691
Trade accounts receivable	8,397	8,957	10,791
Receivable from sale of building (Note 3)	—	3,710	4,470
Related party receivable (Note 4)	4,220	5,871	7,074
Inventories - net (Note 5)	9,978	10,727	12,924
Deferred income tax asset	2,350	2,350	2,831
Prepaid expenses and other current assets	2,288	3,011	3,628

TOTAL CURRENT ASSETS	30,494	36,030	43,410
Library of photographs and videos - net	15,146	16,164	19,475
Property, plant and equipment – net	10,910	2,261	2,724
Other intangible assets	3,467	3,375	4,066
Goodwill	2,425	2,425	2,922
Note Receivable	541	—	—
Other assets	297	279	336

TOTAL ASSETS	63,281	60,535	72,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,442	3,630	4,373
Current portion of long-term borrowings (Note 3)	1,313	1,693	2,040
Accounts payable trade	6,099	6,315	7,608
Income taxes payable	265	40	49
Deferred income taxes	65	65	79
Accrued other liabilities	1,068	1,251	1,507

TOTAL CURRENT LIABILITIES	12,253	12,994	15,655
Long-term borrowings (Note 3)	3,109	656	790
Related party payable (Note 4)	728	—	—
Convertible notes	1,164	1,450	1,747

TOTAL LIABILITIES	17,254	15,100	18,193
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized, 50,162,176 and 52,149,680 issued and outstanding at December 31, 2004 and September 30, 2005, respectively	883	885	1,067
Additional paid-in capital	17,321	19,026	22,922
Common stock to be issued	1,752	—	—
Retained earnings	28,213	28,169	33,939
Accumulated other comprehensive income	(2,143)	(2,645)	(3,187)

TOTAL SHAREHOLDERS’ EQUITY	46,026	45,435	54,740

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	63,281	60,534	72,933

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2004	2005	2004	2005	2005
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	10,579	6,295	29,798	20,815	25,079
Cost of sales	5,469	3,131	13,801	11,809	14,228

Gross profit	5,111	3,163	15,997	9,006	10,851
Selling, general and administrative expenses	4,355	3,307	13,339	10,443	12,582
Gain on sale of building (Note 3)	—	—	—	1,279	1,541

Operating profit (loss)	756	(144)	2,658	(157)	(190)
Interest expense	209	171	574	548	660
Interest income	37	50	129	137	166

Income (loss) before income tax	584	(265)	2,213	(568)	(684)
Income taxes (benefit)	(116)	(192)	(430)	(524)	(632)

Net income (loss)	700	(73)	2,643	(44)	(53)

Other comprehensive income:
Foreign currency adjustments	(23)	(11)	(625)	(502)	(605)

Comprehensive income (loss)	677	(84)	2,018	(546)	(658)

Net income (loss) per share:
Basic	0.01	0.00	0.05	0.00	0.00

Diluted	0.01	0.00	0.05	0.00	0.00

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-months ended September 30, (unaudited)
	2004	2005	2005
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income	2,643	(44)	(53)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	1,596	835	1,006
Bond Adjustment	150	68	82
Bad debt provision	1,182	71	85
Amortization of other intangible assets	93	93	112
Amortization of photographs and videos	5,269	5,043	6,076
Gain on sale of building	—	(1,279)	(1,541)
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(1,949)	(630)	(759)
Related party receivable	40	(185)	(223)
Inventories	(989)	(749)	(902)
Prepaid expenses and other current assets	(447)	(625)	(753)
Accounts payable trade	(738)	215	259
Income taxes payable	(446)	(225)	(271)
Accrued other liabilities	71	183	221

Net cash provided by operating activities	6,474	2,771	3,339
Cash flows from investing activities:
Investment in library of photographs and videos	3,333	6,062	7,303
Capital expenditures	2,878	248	298
Cash received from sale of building	(4,387)	(3,412)	(4,111)
Investments in (sale of) other assets	(7)	(18)	(22)
Note receivable	1,400	(578)	(696)

Net cash used in investing activities	3,217	2,301	2,772
Cash flow from financing activities:
Conversion of warrants	10	—	—
Short-term borrowings - repayments	(389)	—	—
Long-term loan - repayments	(3,305)	(2,066)	(2,489)
Long-term loan - additions	2,450	54	65
Short-term borrowings - additions	166	187	225

Net cash (used in) provided by financing activities	(1,068)	(1,825)	(2,199)
Foreign currency translation adjustment	(625)	(502)	(605)

Net (decrease) increase in cash and cash equivalents	1,564	(1,857)	(2,238)
Cash and cash equivalents at beginning of the period	856	3,261	3,929

Cash and cash equivalents at end of the period	2,420	1,404	1,691

Cash paid for interest	476	411	495

Cash paid for taxes	17	72	87

Conversion of bond principal into common stock	236	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Addi- tional paid-in capital	Common stock to be issued	Retained earnings	Accum- ulated other compre- hensive income	Total share- holders’ equity
	Shares	Amounts
(in thousands except share information)		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2004	49,955,057	883	17,124	—	27,976	(1,826)	44,157
Repurchase of common stock	(116,051)	—	(253)	—	—	—	(253)
Conversion of bond principal into common stock	153,438	—	236	—	—	—	236
Conversion of bond interest into common stock	66,245	—	124	—	—	—	124
Cash received for conversion of options	—	—	—	1,752	—	—	1,752
Conversion of options	19,500	—	23	—	—	—	23
Conversion of series A warrants	45,000	—	67	—	—	—	67
Cashless Conversion of series A warrants	38,987	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	(319)	(319)
Net income	—	—	—	—	238	—	238

Balance at December 31, 2004	50,162,176	883	17,321	1,752	28,213	(2,145)	46,024
Repurchase of common stock	(46,479)	—	(127)	—	—	—	(127)
Conversion of bond interest into common stock	33,233	—	82	—	—	—	82
Conversion of options	2,000,750	2	1,750	(1,752)	—	—	—
Translation adjustment	—	—	—	—	—	(502)	(502)
Net income	—	—	—	—	(44)	—	(44)

Balance at September 30, 2005	52,149,680	885	19,026	—	28,170	(2,645)	45,434

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2004.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2005 and for the nine months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.83 per USD 1.00 the interbank exchange rate on September 30, 2005. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SFAS 123, the Company’s pro forma net income (loss) for 2004 and 2005 would have been as per the following table:

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2004	2005	2004	2005
	EUR	EUR	EUR	EUR
	(in thousands)		(in thousands)
Net income (loss), as reported	700	(73)	2,643	(44)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(13)	(27)	(47)	(245)

Pro forma net income (loss)	687	(100)	2,596	(289)

Earnings (loss) per share:
Basic – as reported	0.01	0.00	0.05	0.00

Basic – pro forma	0.01	0.00	0.05	0.00

Diluted – as reported	0.01	0.00	0.05	0.00

Diluted – pro forma	0.01	0.00	0.05	0.00

3.	Transaction

Sale of building

On February 4, 2005, we entered into an agreement with Local i Serveis Sant Cugat, S.L. to sell our real estate property located in Barcelona, Spain. The consideration under the agreement was 6.9 million euro, of which 3.4 million had been received as of September 2005. The balance of the consideration due amounting to 3.5 million euro is included in receivable from sale of building and will be received no later than November of 2005. The amount due is secured by the title to the property which will revert back to us in case of non-payment. Part of the proceeds from the sale will be used to repay the outstanding balance on the loan related to the building. The outstanding loan balance of EUR 1.3 million is included in current portion of long-term borrowings.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

5.	Inventories

Inventories consist of the following:

	December 31, 2004	September 30, 2005
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,955	3,695
Video cassettes	733	397
DVDs	5,049	6,091
Other	241	544

	9,978	10,727

6.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
	2004	2005	2004	2005
Numerator: (EUR in thousands)
Net income (loss)	700	(73)	2,643	(44)

Denominator:
Denominator for basic earnings per share – Weighted average shares	50,130,762	52,152,232	50,102,274	51,587,713
Effect of dilutive securities:
Convertible Note – Weighted average outstanding	971,562	n/a	978,387	n/a
Common stock warrants and options	1,181,199	n/a	1,175,442	n/a
Denominator for diluted earnings per share – weighted average shares and assumed conversions	52,283,523	n/a	52,256,104	n/a

Earnings (loss) per share in EUR
Basic	0.01	0.00	0.05	0.00

Diluted	0.01	0.00	0.05	0.00

For the three months and the nine months ended September 30, 2005 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share is EUR 0.00. The equivalent of 1,105,197 and 1,573,654 common shares derived from dilutive securities such as options, warrants and convertible notes are excluded from the diluted earnings per share for the three months and nine months ended September 30, 2005, respectively, as they are anti-dilutive.

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

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Net sales. For the three months ended September 30, 2005, we had net sales of EUR 6.3 million compared to net sales of EUR 10.6 million for the three months ended September 30, 2004, a decrease of EUR 4.3 million or 40%.

DVD sales decreased EUR 2.6 million, or 46%, to EUR 3.1 million. The decrease in DVD sales compared to 2004 was primarily attributable to a non-recurring sale of inventory of EUR 1.3 million in 2004 to our new US distributor and our outsourcing in the US where we now report sales net of agent’s commission (see discussion under Overview above). The negative impact of reporting US sales net of agent’s commission was EUR 0.6 million. Video sales decreased EUR 1.1 million or 100% to EUR 0.0 million. The decrease in video sales was the result of a general industry decrease in video sales due to the migration from video to DVD. Magazine sales decreased EUR 0.4 million, or 22% to EUR 0.9 million as a result of lower quantities sold during the three month period. Internet sales decreased EUR 0.4 million, or 26%, to EUR 1.1 million as a result of lower conversion rates as result of new securer but less user friendly payment processes for credit cards, e.g. Verified by VISA. We believe conversion rates will revert to prior levels as consumers get used to the new payment processes. Broadcasting sales increased EUR 0.1 million, or 9%, to EUR 1.3 million as a result of increased mobile content and VOD sales in the period (see discussion under Outlook below).

Going forward, we expect DVD, Internet and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 3.1 million for the three months ended September 30, 2005 compared to EUR 5.5 million for the three months ended September 30, 2004, a decrease of EUR 2.4 million, or 43%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 1.2 million for the three months ended September 30, 2005 compared to EUR 3.2 million for the three months ended September 30, 2004. Printing, processing and duplication cost as a percentage of sales was 19% for the three months ended September 30, 2005 compared to 30% for the three months ended September 30, 2004, which represents a decrease of 11%. The decrease was the result of sales mix. Amortization of library was EUR 1.7 million for the three months ended September 30, 2005 compared to EUR 2.0 million for the three months ended September 30, 2004, a decrease of EUR 0.3 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The decrease was the result of lower amounts invested in content released during the period subject to amortization in 2005 compared to 2004. Broadcasting cost was EUR 0.2 million for the three months ended September 30, 2005 compared to EUR 0.3 million for the three months ended September 30, 2004. Broadcasting cost represents programming and transmission cost.

Gross Profit. In the three months ended September 30, 2005, we realized a gross profit of EUR 3.2 million, or 50% of net sales compared to EUR 5.1 million, or 48% of net sales for the three months ended September 30, 2004. The increase in gross profit as a percentage of sales was primarily the result of higher high margin sales, e.g., Internet and Broadcasting, in relation to cost of sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.4 million for the three months ended September 30, 2005 compared to EUR 4.4 million for the three months ended September 30, 2004, a decrease of EUR 1.0 million, or 23%. We attribute the decrease primarily to reductions in bad debt expense and depreciation, and the outsourcing of distribution in the United States. We expect selling, general and administrative expenses to continue to decrease in 2005 compared 2004.

Operating profit/loss. We reported an operating loss of EUR 0.2 million for the three months ended September 30, 2005 compared to an operating profit of EUR 0.8 million for the three months ended September 30, 2004. The decrease is the result of lower gross profit offset by decreased selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.2 million for the three months ended September 30, 2005, compared to EUR 0.2 million for the three months ended September 30, 2004.

Income tax benefit. We reported income tax benefit of EUR 0.2 million for the three months ended September 30, 2005, compared to EUR 0.1 million for the three months ended September 30, 2004. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net income/loss. We reported a net loss of EUR 0.1 million for the three months ended September 30, 2005, compared to net income of EUR 0.7 million for the three months ended September 30, 2004. We attribute the change in net income in 2005 of EUR 0.8 million to lower operating profit.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Net sales. For the nine months ended September 30, 2005, we had net sales of EUR 20.8 million compared to net sales of EUR 29.8 million for the nine months ended September 30, 2004, a decrease of EUR 9.0 million or 30%.

DVD sales decreased EUR 4.6 million, or 29%, to EUR 11.4 million. The decrease in DVD sales compared to 2004 was primarily attributable to a non-recurring sale of inventory of EUR 1.3 million in 2004 to our new US distributor and to one month’s loss of sales of new releases equal to approximately EUR 1.0 million. The loss of sales was the result of our DVD duplicator suffering a logistics and delivery breakdown in February 2005. In addition DVD sales were affected by the outsourcing in the US where we now report sales net of agent’s commission (see discussion under Overview above). The negative impact of reporting US sales net of agent’s commission was EUR 1.8 million. Video sales decreased EUR 2.0 million, or 89%, to EUR 0.3 million. The decrease in video sales was the result of a general industry decrease in video sales due to the migration from video to DVD. Magazine sales decreased EUR 0.9 million, or 22% to EUR 3.1 million as a result of lower quantities sold during the nine month period. Internet sales decreased EUR 0.9 million, or 24%, to EUR 3.1 million as a result the closing down of our third party payment processor for US transactions. Subsequently, we temporarily transferred our US transactions to our payment processor for European transactions, however, this did not fully replace the number of transactions. As of July 2005 we have a new payment processor for US transactions online. In addition to the reorganization of our US payments, we have also been experiencing lower conversion rates as result of new securer but less user friendly payment processes for credit cards, e.g. Verified by VISA. We believe conversion rates will revert to prior levels as consumers get used to the new payment processes. Broadcasting sales decreased EUR 0.6 million, or 16%, to EUR 3.0 million as a result of lower content licensing sales offset by an increase in mobile content and VOD sales in the period.

Going forward, we expect DVD, Internet and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 11.8 million for the nine months ended September 30, 2005 compared to EUR 13.8 million for the nine months ended September 30, 2004, a decrease of EUR 2.0 million, or 14%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 6.3 million for the nine months ended September 30, 2005 compared to EUR 7.8 million for the nine months ended September 30, 2004. Printing, processing and duplication cost as a percentage of sales was 30% for the nine months ended September 30, 2005, compared to 26% for the nine months ended September 30, 2004, which represents an increase of 4%. The increase was primarily the result of sales mix. Amortization of library was EUR 5.0 million for the nine months ended September 30, 2005 compared to EUR 5.3 million for the nine months ended September 30, 2004, a decrease of EUR 0.3 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The decrease was the result of lower amounts invested in content released during the period subject to amortization in 2005 compared to 2004. Broadcasting cost was EUR 0.4 million for the nine months ended September 30, 2005 compared to EUR 0.8 million for the nine months ended September 30, 2004. Broadcasting cost represents programming and transmission cost.

Gross Profit. In the nine months ended September 30, 2005, we realized a gross profit of EUR 9.0 million, or 43% of net sales compared to EUR 16.0 million, or 54% of net sales for the nine months ended September 30, 2004. The decrease in gross profit as a percentage of sales was primarily the result of lower high margin sales e.g., Internet and Broadcasting, and the effect of amortization of library which does not vary with sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 10.4 million for the nine months ended September 30, 2005 compared to EUR 13.3 million for the nine months ended September 30, 2004, a decrease of EUR 2.9 million, or 22%. We attribute the decrease primarily to reductions in bad debt expense and depreciation, and the outsourcing of distribution in the United States, offset by non-recurring expenses of EUR 0.5 million related to a weekly publication which was launched and discontinued during the period. We expect selling, general and administrative expenses to continue to decrease in 2005.

Gain on sale of building. We reported gain on sale of building of EUR 1.3 million for the nine months ended September 30, 2005.

Operating profit. We reported an operating loss of EUR 0.2 million for the nine months ended September 30, 2005 compared to an operating profit of EUR 2.7 million for the nine months ended September 30, 2004. The decrease is the result of lower gross profit offset by decreased selling, general and administrative expenses and gain on sale of building.

Interest expense. We reported interest expense of EUR 0.5 million for the nine months ended September 30, 2005, compared to EUR 0.6 million for the nine months ended September 30, 2004. The decrease is the result of less debt outstanding during the period.

Income tax benefit. We reported income tax benefit of EUR 0.5 million for the nine months ended September 30, 2005, compared to EUR 0.4 million for the nine months ended September 30, 2004.

Net income. We reported net income of EUR 0.0 million for the nine months ended September 30, 2005, compared to EUR 2.6 million for the nine months ended September 30, 2004. We attribute this change in net income in 2005 of EUR 2.6 million, to decreased operating profit.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 23.0 million at September 30, 2005, an increase of EUR 4.8 million compared to the year ended December 31, 2004. The increase is principally attributable to the sale of our real estate property in Barcelona.

Operating Activities

Net cash provided by operating activities was EUR 2.8 million for the nine months ended September 30, 2005, and was primarily the result of net income, as adjusted for non-cash transactions,

offset by uses of cash related to changes in operating assets and liabilities. The net income of EUR 0.0 million was adjusted to reconcile net income to net cash flows from operating activities, representing depreciation of EUR 0.8 million, bad debt provision of EUR 0.1 million, amortization of other intangible assets of EUR 0.1 million and amortization of photographs and videos of EUR 5.0 million making a total of EUR 6.1 million which was offset by gain on sale of building of EUR 1.3 million, providing a net balance of EUR 4.8 million. The total of EUR 4.8 million was then reduced by changes in trade accounts receivable, related party receivable, inventories, prepaid expenses and other current assets and income taxes payable totaling EUR 2.4 million offset by EUR 0.4 million from accounts payable trade and accrued other liabilities. Net cash provided by operating activities was EUR 6.5 million for the nine months ended September 30, 2004. The decrease in cash provided by operating activities for the nine months ended September 30, 2005 compared to the same period last year is primarily the result of net income, as adjusted for non-cash transactions.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2005 was EUR 2.3 million. The investing activities were principally investment in library of photographs and videos of EUR 6.1 million, which was carried out in order to maintain the 2005/2006 release schedules for both magazines and DVD offset by EUR 3.4 million from part-payment on sale of building and EUR 0.6 million from note receivable. Despite the increase in investment in library of photographs and videos of EUR 2.8 million, or 82%, net cash used in investing activities decreased EUR 0.9 million over the same period last year. The decrease is principally due to the absence of capital expenditures related to the construction of a building carried out in 2004.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2005 was EUR 1.8 million, represented primarily by EUR 2.1 million in repayments on long-term borrowings offset by EUR 0.3 million in cash provided by short- and long-term borrowings. We attribute the change of EUR 0.7 million in net cash used in financing activities over the comparable nine-month 2004 period to repayments on borrowings offset by the absence of additions to borrowings. The main movements during the nine-month period ended September 30, 2005 are described as follows:

The $3.0 million loan from Beate Uhse AG was reduced by EUR 0.7 million, inclusive of exchange rate changes. As of September 30, 2005 the loan was repaid. The $4.0 million Note held by Consipio Holding b.v. increased by EUR 0.2 million inclusive of exchange rate changes. As of September 30, 2005 the remaining balance on the Note was EUR 2.4 million.

The Company has a loan from an institutional lender obtained for the purpose of financing the construction of an office building. During the period EUR 1.0 million was repaid on the loan and as of September 30, 2005 the remaining balance was EUR 1.3 million.

In May 2003, Euro 1.65 million of the related party note payable to Luthares was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. During the nine months ended September 30, 2005, the Company repaid Euro 0.3 million and subsequently the remaining balance was Euro 1.1 million.

Non-Cash Transaction

In January 2005, the Company presented a claim to the previous owner of our real estate property located in Barcelona, Spain. Under the claim the Company was awarded EUR 2.2 million. The increase in related party receivable of EUR 1.5 million, together with the reduction of EUR 0.7 million in related party payable, reflects this claim.

Contractual obligations

During the nine-month period ended September 30, 2005, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2004.

Outlook

We expect growth going forward, particularly in DVD, Internet and broadcasting sales. Below follows a discussion highlighting some of the important factors which we expect to contribute to the growth:

DVDs

During the nine-month period ending September 30, 2005 we increased our investment in our library of photographs and videos by 82% compared to the same period in 2004 and subsequently we will release more new proprietary movie titles going forward1. In the fourth quarter of 2005 the increase in new proprietary releases will be 188% compared to the same period last year and during the nine-month period ending June 30, 2006 we plan to release 92% more new proprietary movie titles compared to the same period ending June 30, 2005.

We expect the increase of new movie releases in 2005 and 2006 to result in increased DVD sales. We do also expect margins on DVD sales to improve since additional new releases available for sale increases the average sales price per unit.

In addition to the increase of proprietary movie titles available for sale, we are also consolidating the distribution in Europe of third party DVD content from Tera Patrick’s Teravision as from January 2006. This third party content distribution requires no investment from us and positively complements our proprietary content. We expect this to increase DVD sales and contribute to gross profit.

Magazines

We expect to maintain sales at the current three-month period level going forward.

[1]	The window from investment in a movie title to release is typically six to eight months.

Internet

During the second quarter of 2005, we contracted with a third-party in order to increase profitable traffic to our sites. The program was started in May and includes developing our sites from a Search Engine Optimization (SEO) perspective and creating an affiliate program, Private Cash, for webmasters around the world. During the third quarter the number of unique visits to our main sites increased by 50% compared to the same quarter last year and for the month of October 2005 this trend continues. Historically, we have not carried out any of the above activities and going forward we expect the SEO and affiliate program to increase Internet sales from both memberships and our online shop.

Broadcasting

During the second quarter of 2005, we made an agreement with Playboy TV Latin America for the operation and distribution of Private branded TV channels in Latin America. With this new agreement we are significantly increasing our broadcasting presence in this region and in the fourth quarter of 2005 we expect to start seeing an impact on our revenues from the region.

In the third quarter we made an agreement with a member of the Portland Television Group of companies for the launch of a new Private channel in the UK. This fresh new channel will be launched in January 2006 and replace the Private Blue channel, which was established in the UK in 2000. The new channel will primarily be available as a pay-per-view channel via the BSkyB Digital Satellite platform. The BskyB platform currently carries more than 7.4 million subscribers. We expect this new channel to start having an impact on profits during the first half of 2006.

During the third quarter we have also seen evidence of an emerging new source of significant future profits in the True Video on Demand (TVOD2) market in Europe. Revenues from our first distributor on this type of platform have increased steadily during the nine-month period ending September 30, 2005 and the growth in our revenues has been in line with the subscriber growth on this new VOD platform. During the third quarter of this year, revenues from this platform increased 200% compared to the preceding quarter. We have reason to believe that our revenue will continue to grow in line with the forecasted subscriber growth on this new VOD platform and subsequently we expect a contribution to operating profit of not less than EUR 0.5 million for 2006 from this new distributor. Furthermore, we expect to contract additional TVOD platforms in Europe in 2006, however, we are currently unable to determine the future potential contribution to operating profit from these platforms.

Included in broadcasting sales are our sales of mobile content. During the second quarter of 2005, we created a dedicated mobile content department headed up by Tim Clausen. This new development has launched us into a new era, gaining carriage with both national and international mobile carriers, and we are currently in the process of expanding our business in this market via several new operators. This will enable us to leverage our unique range of content, our trademarks and our huge existing customer base to take our mobile presence in Europe to a truly market dominant position. During the third quarter revenues from this distribution channel increased 80% compared to the same quarter last year. The increase is related to

[2]

True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only order the program online, but be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.

revenues from intensified business activities with mobile phone operators in Europe. During the fourth quarter we expect increased revenues from more than 20 additional network operators. As of January 2006 we expect to have covered the entire West European operator market. We expect the creation of our dedicated mobile content department to have a significant impact on broadcasting revenues and operating profit in 2006.

We are currently unable to determine what our potential revenue will be from the marketing of our content to the mobile industry. However, we believe that adult content, as it has done with other new technologies, will help to drive the sale of content on mobile devices3.

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

[3]	Juniper Research estimates in its white paper Adult to Mobile: Personal Services – Second Edition (February 2005) that the global mobile adult content market will more than triple over the next five years, to nearly US$2.1 billion by 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

In September 2005 we issued an aggregate of 13,347 shares of common stock in payment of $34,405 of accrued interest under the notes. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to institutional investors believed to be accredited investors and was made without general solicitation or advertising.

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: November 14, 2005	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer