Form 10-K
period 2005-12-31
PRIVATE MEDIA GROUP INC
filed 2006-03-31
CIK 1068084

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer (as defined in Rule 1b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 1b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2005, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $64,393,427. The aggregate market value has been computed by reference to the last sales price of the common stock on June 30, 2005.

On March 24, 2006 the registrant had 52,576,198 shares of Common Stock outstanding.

PART I

ITEM 1. BUSINESS

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

We acquire worldwide rights to still photography and motion pictures tailored to our specifications from independent directors and process these images into products suitable for popular media formats such as print publications, videotapes , DVDs and electronic media content for Internet distribution. We distribute our adult media content directly, and through a network of local affiliates and independent distributors, through multiple channels, including (1) newsstands, video rental stores, travel retail and adult bookstores, (2) mail order catalogues, (3) cable, satellite and hotel television programming, (4) over the Internet via proprietary websites and broadband delivery services and (5) wireless telephony. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties. In the fiscal year ended December 31, 2005, we had net sales of EUR 27.8 million and net income of EUR 0.0 million.

Our business was founded in 1965 and achieved initial success through our flagship publication, Private, the first full color, hard-core sex publication in the world. Today, we produce four X-rated periodical magazines: Private, Pirate, Triple X and Private Sex, as well as several special feature publications each year. As of December 31, 2005, we had compiled a digital archive of more than two million photographs and all of our 462 print publications. We expect to add two additional issues and hundreds of photographs each month to this archive. Approximately 125,000 copies of our print publications are distributed each month at an average retail price of approximately Euro 11.50. We distribute our publications over a network of approximately 250,000 points of sale in more than 40 countries, with strong market positions in Europe, Latin America, Australia and Canada. We believe that our distribution network has the potential to reach nearly 500,000 points of sale in our existing markets.

Since 1992, we have also acquired, processed and distributed adult motion picture entertainment. We acquire worldwide rights to motion pictures that meet our exacting standards for entertainment content and production value from independent directors, either under exclusive contracts or on a freelance basis. We then edit and process these motion pictures to ensure consistent image quality and prepare and customize them for distribution in several formats, including DVDs, videocassettes, broadcasting, which includes cable, satellite, broadband and hotel television programming, and the Internet. Our proprietary motion pictures and those produced by joint ventures in which we participate have received more than 100 industry awards since 1994, evidencing our success in setting high quality standards for our industry. As of December 31, 2005, our movie library contained 900 titles. We expect to add more than 100 titles in 2006.

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

In addition, we license our content to cable and satellite television operators as well as to hotels. We have also launched three television channels, Private Gold, Private Blue and Private Fantasy, that broadcast our content. Consumers pay for these products either on a video-on-demand, pay-per-view or subscription basis.

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

Market Opportunity

Demand for adult entertainment products has grown substantially in recent years. We believe that the total worldwide adult entertainment market exceeds $56 billion annually. Of this market, we believe that our target market, including print publications, videocassettes, DVDs, broadcasting, wireless and the Internet, comprises more than $40 billion. We believe that two principal factors are driving growth in our industry: the relaxation of social and legal restrictions on distribution of adult entertainment products and new technologies that facilitate the distribution of high quality adult media content to consumers in the privacy of their own homes. As a result of liberalized regulation of adult entertainment products, we now distribute our products in physical form in more than 40 countries worldwide with an aggregate current population of 1.1 billion, as compared to six European countries with a population of 144 million when the current management took over in 1991. We expect this liberalizing trend to continue, which should expand our potential markets further in the future.

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

Our Competitive Strengths

We believe the following strengths, among others, will enable us to exploit the growing global market for adult entertainment:

Extensive library of high quality adult media content

We have an extensive library of high quality adult media content. As of December 31, 2005, our library included still photographs developed for more than 450 back-issues of magazines and 900 movies. We hold exclusive worldwide rights to this entire content archive. This has enabled us to enter into global distribution arrangements with a wide range of media content providers, including leading international companies. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored most of our existing motion pictures in digital form. We believe that this electronic archive constitutes one of the largest libraries of high quality adult media content in the world.

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

Established market position and distribution network

We have a well-established worldwide distribution network which has been built up over the past 40 years, including some 250,000 points of sale in over 40 countries as of December 31, 2005. In many markets, we believe that our established presence hinders our competitors’ ability to break into the market. In some cases, exclusive distribution agreements improve our market position further. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. For example, we were able to utilize our existing video distribution channels to reach customers with our DVD-based products. In electronic media categories, we have entered into strategic alliances with a number of leading international service providers. In addition, we have assembled an internal team of Internet specialists to maintain and improve our Internet infrastructure and electronic products and services. We believe that our broad, multi-format distribution network affords our customers convenient access to high quality adult media content in the format of their choice.

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

Develop strategic alliances and joint ventures with businesses outside of the adult entertainment industry to broaden our distribution channels. We are entering into strategic alliances and joint ventures with leading media companies outside of the adult entertainment industry to distribute our adult media content for use on popular and newly developing media formats, including revenue sharing relationships with cable and satellite television operators, telecoms and Internet service providers with significant market positions. We expect these initiatives to widen the scope of our distribution network, enabling us to reach new customers while supplying our partners and licensees with content.

To be at the forefront of the adult entertainment industry in adapting new technology and distribution channels such as wireless and IPTV1 distribution of our content. By actively seeking out and utilizing advanced technologies to distribute our content such as, broadband, Internet ,cable and satellite television, IPTV and wireless devices we expect to increase revenues with minimal incremental cost.

1	IPTV (Internet Protocol Television) describes a system where a digital television service is delivered to subscribing consumers using the Internet Protocol over a broadband connection.

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

Movie Productions

Since 1992, we have acquired and distributed adult motion picture entertainment. These productions generally feature men and women in a variety of erotic and sexual situations, generally in both hardcore and softcore versions. We distribute these movies primarily on DVDs, through cable, satellite and hotel television programming, IPTV and over the Internet. We maintain the ownership and copyrights of every movie we finance and produce.

We expect to produce approximately 100 X-rated and 36 R-rated movies in 2006, with distribution through a worldwide network that covers approximately 60,000 points of sale, including primarily video shops and adult book stores. We believe we have the potential to reach more than 155,000 points of sale. We have also worked together on creating labels with other recognized brands, including, in 2000 the introduction of a the Private Penthouse Video label in conjunction with Penthouse.

As of December 31, 2005, our movie library contained 900 movie titles. Almost all titles are available on DVD. These products are sold by distributors, primarily to retail stores and wholesalers worldwide. Many of our motion picture programs have also been licensed to IPTV, cable, satellite and hotel television operators.

Internet

We launched our first Internet website, private.com, in 1997. We now own a number of sites directed at specific customer bases, including privatespeed.com and private.com/shop. We also generate incremental sales by licensing our trademarks and proprietary adult media content for use on the websites of other companies.

The Internet team has combined Private Media Group’s extensive media library with the most advanced technology to take advantage of the growth of broadband Internet access and new distribution methods. Private has developed several key product offerings which include a subscription based service, video on demand site, live sex chat service, adult personals and e-commerce shop.

Other Markets

In April 1996, we launched our Private Collection International, Inc. line of adult pleasure products. We also license the Private name in connection with various lines of clothes, nutritional supplements, and energy soft drinks. Channels of distribution for licensed products include conventional distribution channels and e-commerce.

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

As of January 1, 2001, we acquired Coldfair Holdings Ltd., a company incorporated and organized under the laws of the Republic of Cyprus, for a total consideration of Euro 1.5 million payable in 248,889 shares of common stock. Coldfair Holdings is our Internet company which is engaged in online marketing and sale of adult entertainment products and services.

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

The production and distribution of adult media content is very competitive. Hundreds of companies are now producing and distributing movies to wholesalers and retailers, as well as directly to consumers. The low cost of high quality digital video cameras and equipment has significantly lowered the barrier to entry for production of adult media content. According to Adult Video News, annual worldwide release of movie titles peaked at 25,000 and is currently at 11,000 of which 4000 in US alone vs. 500 in Hollywood. The bulk of this production is represented by low quality, amateur productions, made for only a few thousand dollars, as opposed to the larger, professionally produced movies with high production values. Around 20 major producers, such as Private Media Group, Vivid, Video Company of America and Metro, release most high budget adult movies. See “Business-Competition.” In addition, because it costs as little as $5,000 to establish an Internet presence, there is significant competition among distributors of adult media content over the Internet. The proliferation of websites distributing adult media content has itself fueled a greater and ongoing demand for the creation and licensing of new adult media content.

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

Video and DVD Sales & Rental

Bringing adult movies into the privacy of the home through the introduction of videocassettes along with cable and satellite services all but eliminated the adult theatre business. The introduction of the DVD and its rapid acceptance by the public quickly replaced videocassettes. DVDs offer better picture and sound quality than videocassettes, worldwide compatibility and other add-ons. The DVD format also benefits suppliers and retailers. Several languages can be combined onto one DVD, so only the DVD cover needs to be changed for different territories. DVD-Video offers immediate scene access, so there is no rewinding or fast forwarding.

According to DEG (Digital Entertainment Group - US) DVD players have been adopted by consumers faster than any other electronic device, including the cell phone and personal computer. 37 million DVD players were sold in the United states in 2005 and the installed base of DVD players reached 82 million households, with a total of 164 million players sold. DEG also reports that fifty percent of DVD owners now have more than one player. Consumers spent a record $22.8 billion renting and buying DVDs in 2005. DVD sell through sales grew to $16.3 billion in 2005, an increase of 10 percent over last year. Total consumer spending on home video in the US, including DVD/VHS - rental/sell through, has gone from $14.0 billion in 2000 to $24.3 billion in 2005.

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

General growth in the PPV market in the US and Western Europe is expected to result in part from cable system digitization upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators are shifting from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS (Digital Broadcast Satellite) providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). Cable operators are also using their upgraded plants to provide their digital customers with VOD (Video-On-Demand) services. For the most part, the appeal of VOD to adult video consumers is no different than it is to consumers of other genres: VOD gives subscribers the opportunity to purchase movies impulsively, and the ability to watch movies exactly when, where and as often as they want. However, the ability to pause, rewind and fast-forward a VOD program – essentially mimicking the functionality of a DVD – may hold even more appeal for adult video consumers. In addition, broadband pipes and Internet protocol are allowing video-delivery upstarts to challenge cable players in the digital on-demand arena. IPTV2-based video-on-demand (IP-VOD), while still an emerging market, is beginning to gain traction and its potential is huge. Although VOD online is still in its absolute infancy and VOD via cable is the default delivery pipe at the moment, it is interesting to note that forecasts2 see global VOD online consumer spend going from US$ 70 million in 2003 to US$ 2.34 billion in 2007, representing a CAGR of 142%.

Adult services will serve as an important ‘driver’ to cable and IPTV systems in their efforts to attract subscribers to digital services. Private Media Group expects that all of its future broadcasting will be on digital platforms.

United States

According to the National Cable and Telecommunications Association (“NCTA”), Cable MSOs deliver service to approximately 73 million basic households in the United States as of September 2005 and approximately 27.6 million received

2	IPTV (Internet Protocol Television) describes a system where a digital television service is delivered to subscribing consumers using the Internet Protocol over a broadband connection.

digital cable service. Kagan World Media (“Kagan”) estimates that by 2014 there will be 64.9 million digital cable subscribers. According to public information provided by DirecTV and EchoStar Communications Corporation (“EchoStar”) there was a total of 27.1 million DBS households as of end of 2005 with DirecTV and EchoStar’s DISH Network (“DISH”) providing services to 15.1 and 12 million households, respectively. During 2005, DirecTV and DISH gained approx. 2 million net new subscribers. Kagan estimates that the number of DBS subscribers will grow to 32.6 million by the year 2014. Based on the above, we estimate the number of digital cable and satellite subscribers for 2014 to be approximately 97.5 million households, a growth of 78%.

VOD availability is becoming increasingly widespread and is now on its way to becoming a mainstream content-delivery platform. Kagan estimates that there were 19.8 million VOD enabled households at the end of 2004, compared to only 2.6 million VOD enabled households at the end of 2003. Kagan projects that there will be 62.9 million VOD enabled households by the end of 2014.

Kagan estimate that VOD revenue and cable VOD revenue from movies and TV series more than doubled from $157 mil. in 2003 to $318 mil. in 2004. By 2006, VOD revenue will comprise the majority of the PPV/VOD revenue sector. In 2007, Kagan estimates that cable VOD revenue (from all sources, including adult and SVOD) will cross the $2 billion mark on its way to $6 billion in 2013.

With respect to IP-VOD Kagan estimates the number of subscribers to IP-VOD services to increase from about ten thousand in 2004 to nearly seven million in 2013, while the number of households renting’ films a la carte via Internet protocol could grow from nearly one million in 2004 to more than ten million in 2013. Kagan projects total IP-VOD revenues could grow from $5.5 mil. in 2004 to more than $860 mil. in 2013 better than 75% compound annual growth.

Turning to the adult entertainment segment, content distribution has evolved over the past twenty-five years from home video platforms (videocassette) to cable television systems and DBS providers via PPV, and more recently to VOD. In the early 1980’s, cable television operators began offering subscription and PPV adult programming from network providers such as Playboy Enterprises, Inc. Kagan estimates that adult PPV and VOD revenue generated by cable systems and DBS providers in 2004 was $761 million. As more cable operators add adult and distributors continue to expand their offerings, Kagan projects revenues from the adult category will grow to $1.4 billion by the year 2014.

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

With respect to IPTV, Screendigest reports that in the first six months of 2005 the number of subscribers to European IPTV services has increased by 66%. France is the biggest of Europe’s IPTV markets and will still be in 2009 by which time there will be 2.4 million subscribers. IPTV growth rates over the next five years will see this new platform have a significant impact on most European Pay TV markets. In 2004 eight new IPTV services were launched in Europe, this is the highest number so far.

According to MRG (Multimedia Research Group, Inc.), the number of global IPTV subscribers will grow from 3.7 million in 2005 to 36.9 million in 2009, a compound annual growth rate of 78 percent. Europe is leading the market and the number of IPTV subscribers will grow from approximately 2 million in 2005 to 15 million in 2009.

Internet

The adult entertainment industry was among the first to commercially exploit the Internet as a distribution channel and is, together with gambling and online games, among the few industries which generate profit on the Internet. The Internet offers relative privacy for users, a seemingly endless selection of adult media content and can provide immediate delivery.

Pay sites contain most of the adult media content on the Internet, but free sites are also common and are primarily supported by advertising from pay sites. Free sites get a few cents for each viewer who clicks on an advertising banner. The banner then transports these viewers to a site that tries to entice the user into paying for content using their credit cards. However, the bulk of revenues come from pay sites.

As of December 2005 the number of Internet users in the European Union and United States, our principal markets, was 230 million and 204 million, respectively, which represent a growth over the past five years of 147% and 114%, respectively. The total number of Internet users in the world as of December 2005 was 1 billion. Based on information from RHK Inc. the Company estimates global adult entertainment Internet revenues to have grown from nothing to more than US$3 billion in 2004, in less than ten years. Furthermore, RHK Inc. estimates global adult entertainment Internet revenues, exclusive of revenues from online Video-on-Demand (IP-VOD), to grow to more than US$5 billion by 2007.

The use of the Internet for viewing adult media content is expected to increase significantly. Broadband Internet access is transforming the way that millions of consumers use and pay for news, entertainment, music and other media. Consumers will use their Internet high-speed, always-on broadband connections to access and pay for entertainment content, including adult content, and services. According to analysis and forecasts, global broadband subscriptions were estimated to have grown by 37% to 209 million3 during 2005 and by 2010 the number of broadband subscribers is expected to grow to more than 420 million4.

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

In-Room Entertainment

The provision of in-room entertainment services by major hotel chains throughout the world also serves as a distribution channel for adult media content. In addition to a selection of mainstream movies, hotel guests often have a choice of softcore, and frequently hardcore, adult videos available on a pay-per-view basis. In the United States, these services are provided by companies such as On Command and Lodgenet, which supply approximately 890,000 and 1,000,000 hotel rooms, respectively. Estimates by analysts cited to by the Los Angeles Times in 2001 suggest that adult movies generate approximately half of total hotel pay-per-view revenue in the United States, approximately $ 250 million annually. Outside of the United States, excluding more restrictive countries such as the United Kingdom, hotel guests also have access to hardcore material on a pay-per-view basis.

3	Point Topic Ltd’s (UK) World Broadband Statistics Q4/05 of March 2006.
4	Forecasted by Ovum-RHK, Inc. (USA)

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

MAGAZINE LIBRARY

	As of December 31,
	2005	2004
Title	Nº of Issues	Nº of Issues
Private	192	186
Pirate	94	88
Triple-X	68	62
Private Sex	59	53
Private Man	4	4
Mansize	4	4
Special Editions	25	19
Best of Private (Book)	15	15
Special Editions (Book)	1	1

Total	462	432

	Quantities of Magazines Produced (Printed, not sold)
Title	2005	2004
Private	447,014	512,761
Pirate	307,402	390,531
Triple-X	260,663	340,901
Private Sex	229,860	298,221
Special Editions	311,356	317,451
Best of Private (Book)	—	42,420

Total	1,556,295	1,902,285

Our publications offer a variety of features and have gained a loyal customer base. We believe we have earned a reputation for excellence by providing a high standard of quality to the adult entertainment industry, while we maintain circulation leadership as the leading hardcore magazine publisher. All of our publications have long been known for their graphic excellence and features, and publish the work of top artists and photographers in the field. They are also renowned for their pictorials of beautiful people. Our magazines are the best selling in the industry while being among the highest priced.

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

Production, Distribution and Fulfillment

Four independent printers in Spain currently print most of our magazines, books, brochures and video and DVD covers. Printing costs vary based upon the price of component raw materials. The principal raw materials necessary for publication of our magazines are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and by general economic conditions. Our printers have a number of paper supply arrangements and we believe that those arrangements provide an adequate supply of paper for our needs. In any event, we believe that alternative sources are available at competitive prices. With respect to color separation, pre-press and related services, we currently use our own scanning facilities and have the support of two independent suppliers for color separations. We are also using the latest technologies in this field, such as digital imposition and computer-to-plate process technology, or CTP. CTP eliminates the need for the production of film/color separations during the pre-printing process, saving time and money while improving quality. In simple terms, CTP allows printers to receive electronic files (both text and graphics) online and output those files directly to a plate. The result is a top quality image which takes minutes instead of hours to produce.

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

MOVIE PRODUCTIONS

In 1992, we began releasing movies under the Private label. Our adult movies are in genres similar to our magazines and books under the titles listed in the table below. Normally, we spend on average between $ 50,000 and $ 125,000 per movie. This amount excludes the computation of the post-production, master production, duplication and distribution costs. Generally, Milcap Media Group creates and designs all artwork for promotional items and packaging and contracts for printing services. Since 1999 all DVDs have been duplicated by independent laboratories. A number of our labels, including Private Gold, Private Black Label, Private Movies, The Private Life of… and Private Reality Video are released on a monthly or bimonthly basis. As of December

31, 2005, our movie library contained 900 movie titles. By the end of 2006, we expect the total to increase to more than 1000 titles. Almost all titles are available on DVD. We sell approximately 270,000 DVDs per month. We continue to expand our video operations in international markets and presently market our video products in over 40 countries.

MOVIE LIBRARY	As of December 31,
	2005	2004
Title	Nº of Titles	Nº of Titles
Amanda’s Private Diary	5	5

Best - End of Year	9	9

Bukkakke	6	—

C”‘ on my face	5	—

Phantom Seducer	2	—

Gaia	6	6

Horny Housewives	9	9

Ionie Luvecoxxx	3	—

Mansize	5	2

Peepshow Special	12	12

Pirate Fetish Machine	22	16

Pirate Video	12	12

Pirate Video de Luxe	16	16

Private Black Label	39	35

Private Castings	50	50

Private Films	28	28

Private Gold	73	68

Private Interactive	1	1

Private Lust Treasures	9	9

Private Man	7	6

Private Man – Stars	5	—

Private Movies	23	12

Private Porn Vacation	1	—

Private Reality Video	26	26

Private Sports	6	6

Private Stories	27	27

Private Superf**kers	12	12

Private Tropical	19	14

Private Video Magazine	26	26

Private X-Treme	22	16

Private XXX	27	16

Private-Ninn	4	4

Private-Penthouse Movies	12	12

The Best by Private	69	63

The Best of the Year	11	10

The Matador Series	15	15

The Private Adventures of Pierre Woodman	10	—

The Private Life of	28	22

The Private Story of	9	3

Triple X Files	12	12

Triple X Video	32	32

Virtualia	6	6

When Pornstars Play	4	2

Erotica (soft titles)	175	164

Total	900	784

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

Distribution

We distribute our productions worldwide via masters and DVDs that are sold or rented in video stores, sex shops, newsstands and other retail outlets, and where permitted, through direct mail. We do also sell DVDs directly to consumers via our website.

We have entered into distribution agreements in over 40 countries. Under these distribution agreements, and according to the territory, one of our subsidiaries, Peach Entertainment Distribution or Milcap Media Group, agrees to provide a specific minimum number of new titles each month during the term of the agreement, and a licensee normally serves as the exclusive distributor throughout its own country or language territory. Under the various distribution agreements, licensees are normally required to purchase a minimum number of units for each monthly period during the term of the agreement. In countries such as Germany, we have expanded our relationships with our national distributor by entering into exclusive multi-year, multi-product output agreements. In countries such as the Benelux countries, France and Spain, we have established local subsidiaries for the purpose of owning or controlling local distribution. In general, however, we believe that national distribution agreements enable us to have an ongoing branded presence in international markets and to generate higher and more consistent revenues, than we could achieve selling directly to retailers.

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

The DVD Market

Distribution of DVDs represents our main source of revenues. We believe we set a high standard for DVDs in the adult entertainment industry, with each DVD released by us possessing five language options as well as four other subtitled languages. We believe that our multi-language DVD format provides a significant competitive advantage for us because it attracts consumers worldwide and expands our international marketing and sales potential. This global format allows us to reduce our overall unit production costs and increase profit margins. Currently, the majority of DVDs released by our competitors in the United States and worldwide are produced in only one language since they either license titles country-by-country or manufacture each title in separate languages, thus losing out on economies of scale, which further drives down our competitors’ profit margins.

Currently, mainstream movie titles are released on DVD in six Regional Codes or Zones. This is required primarily because producers often do not control the worldwide rights to their titles. Our DVDs are playable in any region, in every country in the world, because we own and control the global rights to everything we have produced. Our DVDs are also “Internet Activated,” which means that when a consumer plays the DVD in a personal computer, that person also gets a direct link to our websites, where they can view our content by purchasing a subscription or visit our extensive on-line shopping area. We also sometimes add `extras’ to our DVDs, including additional scenes and photos, interviews with the stars, biographical data on the actors, their roles in other in-house productions and publications.

Broadcasting – Satellite & Cable

Since launching the broadcasting business in 2000, we have rapidly expanded in Eastern and Western Europe, Latin America and the United States. The broadcasting business was launched through an exclusive joint venture agreement with International Film Productions and Distributions, Ltd., (“IFPD”). IFPD is a European-based television broadcasting company associated with major content providers that specializes in the distribution of adult cable and satellite television channels. Under the joint venture agreement, IFPD was responsible for promoting and broadcasting the Company’s two adult channels, namely Private Gold (hardcore) and Private Blue (soft core), globally. The agreement provided the Company with 65% of the gross profits generated from the broadcast of, and advertising on, these channels. In 2003 the joint venture was dissolved and the Company acquired the channel names Private Gold and Private Blue, but continued licensing them to affiliated companies of IFPD under a two-year agreement with a minimum guarantee. The license was worldwide excluding North and Latin America and expired in 2005 when we entered into two new license agreements with RHF Productions Ltd for the UK and Playboy TV International for Europe excluding the UK. In August 2003, we announced the launch of The Private Fantasy Channel.

The Private Blue Channel

The Private Blue channel was launched in United Kingdom under an exclusive joint venture agreement with Zone Vision Enterprises (“ZV”), a UK-based television company, and IFPD. As mentioned above, the Company acquired the channel name Private Blue, and continued licensing it to an affiliate company of IFPD for a fixed fee. Until the end of 2005, Private Blue was available through the analog and digital satellite platforms of BSkyB and the Telewest cable network in the United Kingdom. As from 2006 the channel will be re-launched as a fresh new channel on the BSkyB Digital Satellite platform together with RHF Productions Ltd, a member of the Portland Television Group of companies. The Portland Television Group of companies is a leading operator of adult channels in the UK. The cannel will be available to more than 7.4 million households.

The Private Gold Channel

The Private Gold channel was launched in Europe under an exclusive joint venture agreement with IFPD. As mentioned above, the Company acquired the channel name Private Gold, and continued licensing it to an affiliate company of IFPD for a fixed fee. By the end of 2005, Private Gold had become the leading Adult Pay-TV channel in Europe and was distributed via satellite and cable in 25 countries in the region. In November 2005 the agreement with IFPD expired and the Company and Playboy TV International signed a five-year agreement to merge their two adult pay-TV channels, Private Gold and Spice Platinum, and thereby consolidating their market leadership in Europe. The new channel will be called Private Spice and under the terms of the agreement, Playboy TV International will operate, distribute and market the new channel and Private will provide content, brand and marketing support. Currently, there is little overlap between the two channels and subsequently the new channel will significantly increase the distribution in the region. Prior to the merging of the two channels, Spice Platinum has rapidly become one of Europe’s most sought after and fastest growing premium adult networks reaching in over 15 countries.

The new channel will make available unique and proprietary quality content, offering flexible language tailoring and market localization and platforms will be able to offer their viewers a unique channel developed and serviced by the world’s leading adult television brands, while ensuring professional reliability and continuity.

The Private Gold and channel was launched in Latin America in 2001, via the joint venture agreement with IFPD, and under a distribution agreement with Pramer S.C.A. Until recently, the Company held this agreement directly with Pramer. In May 2005, the Company and Playboy TV Latin America, a Claxson Interactive Group’s affiliate, signed an exclusive agreement to operate and distribute Private branded channels throughout Latin America. Under the terms of the agreement, Playboy TV Latin America will operate and distribute Private branded channels via Claxson’s Pay TV distribution network. Claxson’s aggregated distribution accounts for 56 million cable and satellite subscribers in the region.

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

In August 2003, we entered into an agreement with EchoStar Satellite LLC to make the pay per view channel available to more than 9 million DISH Network satellite TV customers in the U.S. On February 4, 2004, the Private Fantasy channel became available to DISH Network satellite TV customers. During 2005 the DISH Network increased its subscription base to 15 million U.S. households.

Broadcasting Growth Potential

General growth in the PPV market in the US and Western Europe is expected to result in part from cable system digitization upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators are shifting from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS (Digital Broadcast Satellite) providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). Cable operators are also using their upgraded plants to provide their digital customers with VOD (Video-On-Demand) services. For the most part, the appeal of VOD to adult video consumers is no different than it is to consumers of other genres: VOD gives subscribers the opportunity to purchase movies impulsively, and the ability to watch movies exactly when, where and as often as they want. However, the ability to pause, rewind and fast-forward a VOD program – essentially mimicking the functionality of a DVD – may hold even more appeal for adult video consumers. In addition, broadband pipes and Internet protocol are allowing video-delivery upstarts to challenge cable players in the digital on-demand arena. IPTV5-based video-on-demand (IP-VOD), while still an emerging market, is beginning to gain traction and its potential is huge. Although VOD online is still in its absolute infancy and VOD via cable is the default delivery pipe at the moment, it is interesting to note that forecasts2 see global VOD online consumer spend going from US$ 70 million in 2003 to US$ 2.34 billion in 2007, representing a CAGR of 142%.

Adult services will serve as an important ‘driver’ to cable and IPTV systems in their efforts to attract subscribers to digital services. Private Media Group expects that all of its future broadcasting will be on digital platforms.

Digital Cable and Satellite Development in the United States

According to the National Cable and Telecommunications Association (“NCTA”), Cable MSOs deliver service to approximately 73 million basic households in the United States as of September 2005 and approximately 27.6 million received digital cable service. Kagan World Media (“Kagan”) estimates that by 2014 there will be 64.9 million digital cable subscribers. According to public information provided by DirecTV and EchoStar Communications Corporation (“EchoStar”) there was a total of 27.1 million DBS households as of end of 2005 with DirecTV and EchoStar’s DISH Network (“DISH”) providing services to 15.1 and 12 million households, respectively. During 2005, DirecTV and DISH gained approx. 2 million net new subscribers. Kagan estimates that the number of DBS subscribers will grow to 32.6 million by the year 2014. Based on the above, we estimate the number of digital cable and satellite subscribers for 2014 to be approximately 97.5 million households, a growth of 78%.

VOD availability is becoming increasingly widespread and is now on its way to becoming a mainstream content-delivery

5	IPTV (Internet Protocol Television) describes a system where a digital television service is delivered to subscribing consumers using the Internet Protocol over a broadband connection.

platform. Kagan estimates that there were 19.8 million VOD enabled households at the end of 2004, compared to only 2.6 million VOD enabled households at the end of 2003. Kagan projects that there will be 62.9 million VOD enabled households by the end of 2014.

Kagan estimate that VOD revenue and cable VOD revenue from movies and TV series more than doubled from $157 million in 2003 to $318 million in 2004. By 2006, VOD revenue will comprise the majority of the PPV/VOD revenue sector. In 2007, Kagan estimates that cable VOD revenue (from all sources, including adult and SVOD) will cross the $2 billion mark on its way to $6 billion in 2013.

With respect to IP-VOD Kagan estimates the number of subscribers to IP-VOD services to increase from about ten thousand in 2004 to nearly seven million in 2013, while the number of households renting’ films a la carte via Internet protocol could grow from nearly one million in 2004 to more than ten million in 2013. Kagan projects total IP-VOD revenues could grow from $5.5 million in 2004 to more than $860 million in 2013 better than 75% compound annual growth.

Turning to the adult entertainment segment, content distribution has evolved over the past twenty-five years from home video platforms (videocassette) to cable television systems and DBS providers via PPV, and more recently to VOD. In the early 1980’s, cable television operators began offering subscription and PPV adult programming from network providers such as Playboy Enterprises, Inc. Kagan estimates that adult PPV and VOD revenue generated by cable systems and DBS providers in 2004 was $761 million. As more cable operators add adult and distributors continue to expand their offerings, Kagan projects revenues from the adult category will grow to $1.4 billion by the year 2014.

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

With respect to IPTV, Screendigest reports that in the first six months of 2005 the number of subscribers to European IPTV services has increased by 66%. France is the biggest of Europe’s IPTV markets and will still be in 2009 by which time there will be 2.4 million subscribers. IPTV growth rates over the next five years will see this new platform have a significant impact on most European Pay TV markets. In 2004 eight new IPTV services were launched in Europe, this is the highest number so far.

According to MRG (Multimedia Research Group, Inc.), the number of global IPTV subscribers will grow from 3.7 million in 2005 to 36.9 million in 2009, a compound annual growth rate of 78 percent. Europe is leading the market and the number of IPTV subscribers will grow from approx. 2 million in 2005 to 15 million in 2009.

Wireless - Mobile Entertainment

The Company generates revenues from wireless deals both on and off portal. Private’s ability to effectively use and re-use its content creates a high-margin business model for wireless since distribution costs are almost non-existent. As of December 31, 2005 Private’s content was available to mobile consumers via 33 operators in 19 countries, of which 9 operators went live since September 2005. During the first quarter 2006, the Company went live with 8 additional operators and have contracted to go live with 14 additional in the near future.

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

INTERNET SERVICES

Overview

Internet access is transforming the way that millions of consumers use and pay for news, entertainment, music and other media. Consumers are increasingly using their Internet high-speed, always-on broadband connections to access and pay for entertainment content, including adult content, and services. According to analysis and forecasts, global broadband subscriptions were estimated to have grown by 37% to 209 million6 during 2005 and by 2010 the number of broadband subscribers is expected to grow to more than 420 million7.

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

During 2005 the increase of unique visits to our shop and membership sites was 42% compared to 2004. Our websites are currently generating a monthly traffic of approximately 8.9 million visits and more than 58 million page-views.

Key Products

Private.com (www.private.com) is the flagship site of Private Media Group’s Internet offerings. The site offers access to high-quality adult content that includes over 200 full-length Private movies, photosets, sex-stories, a full library of Private magazines in image and downloadable PDF format, and third-party content. In addition, subscribers receive access to live webcam, live sex shows performed by couples, and adult personals. Premium content is also accessible through Private.com in a variety of different formats. The ability to purchase full-length DVD quality movies on a rental basis is available through Divx technology at a discounted rate for subscribers. One on one live chat is also accessible to members at a discounted rate. The site offers various payment methods to suit the ever-changing demands of the end-users that include credit card subscriptions, pay-per-minute dialers, debit cards, online checks, and SMS payments. All payments are made through a secured system and verification process that are in-line with the International and local e-commerce regulations. The Private.com website features the most advance technology to enable Private to protect its digital assets from theft and file sharing through usage of Microsoft digital rights encryption and protection. Private also goes the extra step to protect its library by digitally watermarking all images.

6	Point Topic Ltd’s (UK) World Broadband Statistics Q4/05 of March 2006.
7	Forecasted by Ovum-RHK, Inc. (USA)

Private.com acquires customers primarily through advertising in DVDs, videos, magazines and broadcast programming with minimal incremental cost. It also acquires new customers by establishing partnerships with leading international portals.

Private Shop (www.private.com/shop) offers a complete catalogue of Private products including Private DVDs and video titles, magazines, and adult toys available for purchase online. The site provides free pictures and free video clips to those who register with the shop. The site is built upon an extensive technical platform that utilizes real-time, secure transaction processing. In addition, the Shop is available in multi-lingual format and currency options based on a user’s locale. In 2005, the average order value was US$100.

PrivateSpeed (www.privatespeed.com) is the broadband video on demand channel for Private. PrivateSpeed features an extensive collection of more than 500 full length Private movies in both streaming and downloadable formats for rental online. Users of PrivateSpeed are offered a free membership to view trailers of movies and other premium content through a simple sign up process that collects their email address. In 2003, Private licensed the technology of Go Internet for the backend platform for PrivateSpeed. The complete site was redone to include a new design that features a simplified user interface, new streaming, advance account management, and searchable information. Through the partnership with Go Internet, Private has been able to significantly lower costs on it streaming and hosting solution. Since its re-launch in June of 2003, PrivateSpeed growth has been significant with 58% growth in 2004 compared to 2003 and 18% in 2005 compared to 2004.

Licensing. Private licenses the right to use their trademarks and their library of photographs and movies to third parties.

TRADEMARK LICENSING

Private Lifestyle is a division of Private Media Group which coordinates a range of products associated with the Private brand: a trend and lifestyle magazine; Private Lifestyle Productions, a music label that produces Electronic and Dance music compilations; and Private Lifestyle Merchandising, which includes the Private Clothing Line, Private Beverages (Private Energy Drink, Private Wines and Private Vodka) amongst others. The division also coordinates, manages and produces high-end special events worldwide.

Other licensed product lines include novelties, accessories, lingerie, fragrances, leather goods, nutritional supplements, aphrodisiacs and condoms. These products have been marketed principally through mail-order and retail outlets, including department and specialty stores.

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

EMPLOYEES

As of December 31, 2003, 2004 and 2005 we employed 163, 141 and 135 people, respectively, on a full-time basis.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with all of the other information contained in this Annual Report on Form 10-K in evaluating our business and us. The risks and uncertainties below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our future capital requirements and needs for additional financing are uncertain. We believe that current and future available capital resources, including cash flow from operations, will be adequate to fund our working capital requirements based upon our present level of operations for the 12 month period following the date of this annual report. However, future events may cause us to seek additional capital sooner. If additional capital resources are required, these funds may not be available on favorable terms, or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to existing shareholders. The unavailability of funds could have a material adverse effect on our financial condition, results of operations and our ability to expand operations.

Our business involves the provision of sexually explicit content which can create negative publicity, lawsuits and boycotts. We are engaged in the business of providing adult-oriented, sexually explicit products worldwide. Many people regard our primary business as unwholesome. Various national and local governments, along with religious and children’s advocacy groups, consistently propose and enact legislation to restrict the provision of, access to, and content of such entertainment. These groups also often file lawsuits against providers of adult entertainment, encourage boycotts against such providers and mount negative publicity campaigns. In this regard, our magazines, and some of our distribution outlets and advertisers, have from time to time been the target of groups who seek to limit the availability of our products because of their content. We expect to continue to be subject to these activities.

The adult-oriented content of our websites may also subject us to obscenity or other legal claims by third parties. We may also be subject to claims based upon the content that is available on our websites through links to other sites and in jurisdictions that we have not previously distributed content in. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our websites and/or their availability in various geographic areas, which could negatively impact their ability to generate revenue.

In addition, some investors, investment banks, market makers, lenders and others in the investment community may refuse to participate in the market for our common stock, financings or other activities due to the nature of our primary business. These refusals may negatively impact the value of our common stock and our opportunities to attract market support.

We face online security risks in connection with our Internet business. Online security breaches could materially adversely affect our business. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials in particular. For example, events such as the November 2001 security breach of the Playboy.com website that allowed a computer hacker to steal customers’ credit card numbers could deter current and future subscribers from using or subscribing to our website. In offering online payment services, we will increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as consumer credit card numbers. Advances in computer capabilities, new discoveries in the field of data encryption or other developments could compromise or breach the methods and procedures that we use to protect our consumers’ transaction data. In addition, experienced programmers may attempt to steal proprietary information or cause interruptions in our services. To prevent such developments we may need to expend significant capital and other resources to protect against these problems.

Continued imposition of tighter processing restrictions by credit card associations and acquiring banks would make it more difficult to generate revenues from our websites. Our ability to accept credit cards as a form of payment for our online products and services is critical to us. There are ongoing efforts by credit card associations to restrict the processing of credit cards for online adult-related content. To protect against such restrictions, we must invest heavily in new technologies to protect against fraud. Unlike a merchant handling a sales transaction in a non-Internet environment, e-commerce merchants are fully responsible for all fraud perpetrated against them.

Our ability to accept credit cards as a form of payment for our online products and services could be restricted or denied for many reasons, including:

•	Visa Tier 1 capital ratio requirements for financial institutions have significantly reduced the total dollar sales volume of Visa credit card activity that any bank can process in any given month;

•	if we experience excessive chargebacks and/or credits;

•	if we experience excessive fraud ratios;

•	if there is a breach of our security resulting in a theft of credit card data;

•	if there is a change in policy of the acquiring banks and/or credit card associations with respect to the processing of credit card charges for adult-related content;

•	tightening of credit card association chargeback regulations in international commerce;

•	banks might choose not to accept accounts with adult-related content, in a similar manner to one bank in Spain which we previously used.

American Express has instituted a policy of not processing credit card charges for online, adult-related content. If other credit card processing companies were to implement a similar policy, this could have a material adverse effect on our business, results of operations and financial condition.

We outsource our production and distribution. We acquire still photography and motion pictures from independent directors and we rely on third-party distributors to deliver our products to end-users through multiple distribution channels, including newsstands, the Internet and broadcasting. Our relationship with such directors and distributors is contractually based. We cannot guarantee that our contracts with directors will be fulfilled or that we will enter into new ones, in which case we may not have adequate content for our magazines and movies. Also, we cannot guarantee that our contracts with distributors will be renewed, in which case we may not be able to sell new products through some or all channels or into some countries. Failure to secure new production contracts, to secure the fulfillment of current contracts or to maintain our current distribution contracts could have a material adverse effect on our business, results of operations and financial condition.

We are dependent upon key employees. Our future success depends, to a significant degree, on the continued services of our executive officers and other key personnel, including Berth Milton, Javier Sánchez and Johan Gillborg. We have not procured key-man life insurance and there is no guarantee that we will be able to obtain such insurance in the future should we so desire. Mr. Milton is the founder of our principal operating division, the Milcap Group, and has taken part in our management since the acquisition of the trademark Private in 1990. We cannot guarantee that we will be successful in retaining his services in the future. We do not presently have employment agreements with many of our executive officers or key personnel described. The loss of the services of any of them or an inability to continue to attract, motivate and retain highly qualified and talented personnel, including software development technical personnel, could have a material adverse effect on our business and operating results.

Our business is highly competitive. We compete in all aspects of our business, including price, promptness of service and product quality. We compete with a number of other businesses, offering various adult-oriented leisure-time activities, including Playboy Enterprises, Inc., Vivid Entertainment, Larry Flynt Publications, Inc. (Hustler), Video Company of America and Beate Uhse AG. Some of our competitors have significantly greater market presence, name recognition and financial and technical resources than we do. In addition, these companies may develop products or services that are more effective than our products or services and/or they may be more successful than us in marketing their products or services. We believe that the adult entertainment market will continue to shift towards the use of explicit sexual content, our principal market, resulting in increased competition in this area of our business. In our Internet business, we compete with other adult media content websites as to the content of their programming and the subscription fees that are offered to members. In addition, if free adult media content on the Internet becomes more widely available, this may negatively impact our ability to attract fee-paying members. To the extent that current and potential competitors compete on the basis of price, this could result in lower margins for our products.

We are subject to rapidly changing technology. We are engaged in businesses that have undergone rapid technological change over the past few years. Therefore, we face risks inherent in businesses that are subject to rapid technological advancement and changes in consumer demands. This includes the possibility that a technology that we have invested in may become obsolete, requiring us to invest in new technology. For example, we recently discontinued production of our CD-Rom lines and video cassette products in favor of DVDs. Our future success will depend, in part, on our ability to adapt to rapidly changing technologies, to enhance existing services and to develop and introduce a variety of new services to address changing demands of our consumers.

New technological discoveries may render our equipment uneconomical or obsolete. As technologies change, the equipment used in our markets may become obsolete. As a result, we subcontract and intend to continue to subcontract capital intensive or technically complex businesses such as editing, DVD replication and other similar businesses. However, we may not have access to these subcontractors when their services are required, and their services may not be available on favorable terms.

Increased government regulation in the United States or abroad could limit our ability to deliver content and expand our business. New laws or regulations relating to the Internet, or more aggressive application of existing laws, could decrease the growth of our websites, prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition and operating results. These new laws or regulations could relate to liability for information retrieved from or transmitted over the Internet, taxation, user privacy and other matters relating to our products and services. For example, the U.S. government has recently enacted laws regarding website privacy, copyrights and taxation. Moreover, the application to the Internet of other existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, employment and personal privacy is uncertain and developing.

Cable system operators could also become subject to new governmental regulations that could further restrict their ability to broadcast our programming. If new regulations make it more difficult for cable operators to broadcast our programming, our operating performance would be adversely affected.

We are currently in a significant legal dispute with the Swedish tax authority. In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The case is under litigation and the Company believes the circumstances supporting the Tax Authority’s claim are without merit. However, the Administrative Court of Appeal has decided that a permanent establishment is at hand. The Court has only made a principle statement and the question how to calculate any eventual profit that can be allocated to the permanent establishment is not decided by the Court at this stage. The Company has appealed against the decision. The final outcome of this litigation will not be known for several years. Due to the early stages of this matter and the uncertainty regarding the ultimate decision, no amounts have been provided in the Company’s financial statements for this dispute.

We face risks relating to our proprietary intellectual property rights. We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and non-disclosure agreements to protect our proprietary products. Despite these precautions, it may be possible for unauthorized third parties to copy parts of, or otherwise obtain and use, our products without authorization, or to substantially use our concepts and market them, trading on our established customer base. Products sold over the Internet are particularly vulnerable to piracy, particularly in some developing countries. In addition, we cannot be certain that others will not develop substantially equivalent or superseding products, thereby reducing the value of our proprietary rights. Confidentiality agreements with our employees or license agreements with our customers may not provide meaningful protection for our proprietary information in the event of any unauthorized use or disclosure of that proprietary information.

We do not believe that our products infringe the proprietary rights of third parties, and we are not currently engaged in any intellectual property litigation or proceedings. Nonetheless, in the future we could become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. In addition, to the extent we may desire, or are required, to obtain licenses to patents or proprietary rights of others, there can be no guarantee that any such licenses will be made available on terms acceptable to us, if at all.

Enforcement of civil liabilities against Private Media Group and its management may be difficult. Private Media Group, Inc. is a corporation organized under the laws of the State of Nevada. Our agent for service of process in the United States is Gateway Enterprises, Inc., whose address is 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121. Presently, all of our

directors and officers reside outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon them or to enforce, in courts outside the United States, judgments against these persons obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws. In addition, since the large majority of our assets are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States.

There are risks associated with our foreign operations. Most of our operations are conducted outside the United States. In addition, our growth strategy contemplates increased services to foreign customers and to domestic customers distributing programming to international markets. As a consequence of the global nature of our business, we will be exposed to market risks from changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial condition. By virtue of our significant operations outside the United States, we will be subject to the risks normally associated with cross-border business transactions and activities, including those relating to delayed payments from customers in some countries or difficulties in the collection of receivables generally.

In addition, we will be exposed to the risk of changes in social, political and economic conditions in the countries where we engage in business. Political and economic instability in these countries could adversely affect our business activities and operations. Unexpected changes in local regulatory requirements, tariffs and other trade barriers and price or exchange controls could limit operations and make the repatriation of profits difficult. In addition, the uncertainty of differing legal environments could limit our ability to effectively enforce our rights in some markets.

We are subject to risks relating to performers. Our movie, video and photo productions are subject to U.S. and foreign regulations which govern the terms and conditions under which sexually explicit media productions may occur. We have adopted practices and procedures intended to ensure compliance with these regulations. Although these measures are intended to protect us from liability under applicable U.S. and foreign laws governing sexually explicit media productions, we cannot guarantee that we will not be subject to successful legal attacks in the future.

We do not expect to pay dividends on our common stock in the foreseeable future. Although our shareholders may receive dividends if, as and when declared by our board of directors, we do not intend to pay dividends on our common stock in the foreseeable future. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. We are authorized to issue 110,000,000 shares of our capital stock, consisting of 100,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. At March 24 20, 2005, 52,576,198 shares of our common stock and no shares of our preferred stock were issued and outstanding, and approximately 3,595,186 shares of our common stock were issuable upon the exercise of options, warrants, or other convertible securities.

Should we obtain additional financing, we may issue authorized and unissued shares of common stock at below current market prices or preferred stock that could dilute the earnings per share and book value of your shares of our common stock.

There are risks relating to the issuance of additional shares of preferred stock, including deterring attempts by third parties to acquire us. Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock, none of which are currently issued and outstanding, and to determine their price, and other rights, preferences, privileges and restrictions without any further vote or action by our stockholders. The rights of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock, including preferred stock that we may issue in the future. If preferred stock is issued, it may rank senior to our common stock in respect of the right to receive dividends and to participate in distributions or payments in the event of our liquidation, dissolution or winding up. The provisions in our articles of incorporation authorizing preferred stock could delay, defer or prevent a change of control and could adversely affect the voting and other rights of holders of our common stock, including the loss of voting control to others, which could make it more difficult for a third party to acquire control of us.

We are controlled by existing management and shareholders. Our officers and directors beneficially own or control more than 50% of our issued and outstanding stock. These shareholders effectively exercise control over all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions. Their interests may differ from the interests of other shareholders and, therefore, result in corporate decisions that may be disadvantageous to other shareholders. This concentration of ownership may also have the effect of delaying or preventing a change in control, which could have a material adverse effect on our stock price.

There may be adverse consequences to our shareholders and our business if our common stock ceases to be quoted on the Nasdaq Stock Market or a principal stock exchange. To continue to be listed on the Nasdaq Stock Market, we must maintain certain requirements. If we fail to satisfy one or more of the requirements, our common stock may be delisted. If our common stock is delisted, and does not become listed on another stock exchange, then it will be traded, if at all, in the over-the-counter market commonly referred to as the NASD OTC Bulletin Board or the “pink sheets.” If this occurs, it may be more difficult for you to sell our common stock. In addition, under the terms of the convertible notes issued by us, the holders of these notes are entitled to accelerate the payment of these notes if we fail to maintain our listing on Nasdaq or a principal stock exchange.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Private Media Group maintains an office in the United States at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121.

In January 2002 Milcap Media Group renewed the lease for the building it currently occupies, located at Carretera de Rubi 22-26, 08190 Sant Cugat del Valles, Barcelona, Spain, for a further term of five years. Average monthly base rental expense is approximately $ 27,000. The building is currently used by all of our operating departments, primarily for marketing, administration and post production. In addition, the building serves as the European headquarters of Private Media Group, Inc. In addition, Milcap Media Group leases warehouse space also located on Carretera de Rubi. The lease expires in 2007 and the average monthly base rental expense is approximately $ 21,000. We recognize the rent expense on a straight-line basis over the term of the leases. Additionally, the leases requires us to pay our proportionate share of the building’s real estate taxes and operating expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Shareholders was held on December 16, 2005. At the Annual Meeting each of our five nominees was elected to serve as a director until the next Annual Meeting of Shareholders. The election results were as follows:

Election of Five Directors:

Name	For	Withheld
Berth H. Milton	40,803,592	15,354
Bo Rodebrant	40,821,376	15,354
Lluis Torralba	40,121,329	15,354
Johan G. Carlberg	40,821,135	15,354
Daniel Sánchez	40,819,430	15,354

No other matter was submitted to a vote at the 2005 Annual Meeting.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal 2005:
First Quarter	$5.22	$4.04
Second Quarter	$4.15	$2.06
Third Quarter	$3.85	$1.99
Fourth Quarter	$2.25	$2.14

Fiscal 2004:
First Quarter	$3.69	$1.97
Second Quarter	$2.68	$1.94
Third Quarter	$2.80	$2.19
Fourth Quarter	$4.95	$2.42

On March 24, 2006, the last sales price reported on the Nasdaq National Market was $ 4.09. On November 11, 2005, there were 180 shareholders of record and approximately 1,500 beneficial owners of our common stock.

Sale of Unregistered Securities in the Fourth Quarter of 2005

During the three months ended December 31, 2005, we sold unregistered securities in the following transactions.

In the fall of 2003 we sold convertible notes to four accredited institutional investors in the aggregate principal amount of $2.25 million. Interest on the convertible notes accrues at the rate of 7%, and is payable quarterly in cash or common stock, at the election of the Company, based upon a weighted average market price during the 15 trading days preceding payment. The notes are convertible at the option of the holder at a fixed conversion price of $2.00. In fourth quarter of 2005 we issued an aggregate of 16,543 shares of common stock in payment of $36,429 of accrued interest under the outstanding notes. In addition, one convertible note holder converted $625,000 of principal and received 312,500 shares of common stock. The issuance of the common stock is deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to institutional investors believed to be accredited investors and was made without general solicitation or advertising.

Equity Compensation Plan Information

On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan. In February 2003 the Plan was amended to provide for the issuance of up to 7,200,000 shares of the Company’s common stock to employees, consultants and advisors of the company, and was approved by the shareholders.

Full details of the Plan are included in note 2 and 20 to the financial statements and are summarized below as of December 31, 2005:

( a )	Number of securities to be issued upon exercise of outstanding options, warrants and rights	2,740,186
( b )	Weighted-average exercise price of outstanding options, warrants and rights	$5.18
( c )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a) above)	2,153,778

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

Transfer Agent

The transfer agent and registrar for our common stock is InterWest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the twelve months ended December 31, 2005

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January, 2005	—	—	—	—
February, 2005	10,873	$4.94	—	—
March, 2005	—	—	—	—
April, 2005	—	—	—	—
May, 2005	—	—	—	—
June, 2005	—	—	—	—
July, 2005	—	—	—	—
August, 2005	35,606	$2.94	—	—
September, 2005	—	—	—	—
October, 2005	—	—	—	—
November, 2005	—	—	—	—
December, 2005	—	—	—	—

Total (1)	46,479	$3.41	—	—

(1)	We have an arrangement with a non-affiliated shareholder whereby we sell our products in exchange for shares of common stock valued at market price at the time of repurchase. We may repurchase up to an additional 45,934 shares of common stock under this arrangement.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for the five years ended December 31, 2005. The selected financial information has been derived from our audited consolidated financial statements. This selected consolidated financial information should be read along with our historical consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or appearing elsewhere in this Report.

	Years ended December 31,
	2005	2005	2004 Restated	2003	2002	2001
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Statement of Income Data:
Net sales	32,673	27,772	35,612	38,491	39,410	38,979
Cost of sales	17,173	14,597	19,198	19,081	17,031	13,827

Gross Profit	15,500	13,175	16,415	19,411	22,379	25,152
Selling, general and administrative expenses	17,002	14,452	17,976	19,871	20,562	16,751
Offering expenses	—	—	—	—	1,569	843
Gain on sale of building	1,505	1,279	—	—	—	—

Operating income (loss)	3	2	(1,561)	(461)	249	7,557
Sale of controlled entity	—	—	—	—	—	1,862
Interest expense	873	742	768	761	366	194
Interest income	276	234	165	147	327	152

Income (loss) before income taxes	(594)	(505)	(2,164)	(1,075)	210	9,378
Income taxes (benefit)	(653)	(555)	(1,284)	(504)	(130)	1,361

Net income (loss)	59	50	(837)	(570)	340	8,017

Other Comprehensive Income:
Unrealized loss on short-term investment	—	—	—	—	(67)	(134)
Foreign currency translation adjustments	(736)	(626)	(318)	642	666	(1,978)

Comprehensive income	(678)	(576)	(1,155)	72	939	5,905
Income (loss) applicable to common shareholders	59	50	(1,155)	(718)	(1,107)	6,428

Weighted average of shares outstanding:
Basic	51,720,180	51,720,180	50,136,203	43,493,163	28,626,327	28,137,817
Diluted	53,155,311	53,155,311	N/A	N/A	N/A	49,679,835
Basic income (loss) per share	0.00	0.00	(0.02)	(0.02)	(0.04)	0.23

Fully diluted income (loss) per share	0.00	0.00	(0.02)	(0.02)	(0.04)	0.16

Dividends declared per common Share	—	—	—	—	—	—

	As per December 31,
	2005	2005	2004 Restated	2003	2002	2001
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	3,662	3,112	3,261	856	1,694	6,408
Working capital	23,706	20,150	17,166	13,293	15,287	22,360
Total assets	69,296	58,901	62,205	68,149	68,989	57,086
Total debt	6,963	5,918	9,756	13,732	16,486	4,750
Total shareholders’ Equity	52,811	44,889	44,951	44,157	43,451	42,280

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

Restatement of financial statements

In connection with the preparation of the Company’s 2005 annual financial statements, management of the Company identified a design problem in the Company’s warehouse management information system and advised the Audit Committee and the Company’s Board of Directors on March 21, 2006 that the previously issued 2004 financial statements require restatement to adjust the carrying value of inventory of DVDs by Euro 1,118 thousand. The Company’s Chief Financial Officer also discussed the matter with the Company’s independent accountants. Both the Audit Committee and the Company’s Board of Directors agreed on the same date to follow the advise of management to restate the 2004 financial statements. The overstatement of inventory of DVDs from 2004 had no impact on net income and earnings per share in 2005 since it was carried forward at the same value through September 2005.

See Note 3 to the Consolidated Financial Statements of this annual report for a summary of the effect of these changes on the Company’s Consolidated Balance Sheet as of December 31, as well as on the Company’s Consolidated Statements of Operations and Comprehensive Income and Cash Flows for fiscal year 2004. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

We generate revenues primarily through:

•	sales of movies on DVD and videocassette formats;

•	sales of adult feature magazines;

•	Internet subscriptions and licensing;

•	broadcasting movies through cable, satellite and hotel television programming;

•	sales of adult mobile content (wireless); and

•	content, brand name and trademark licensing.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2003	2004	2005
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Magazine	5,316	5,121	3,739
Video	7,206	2,130	270
DVD’s	18,309	19,488	15,087
Internet	4,819	4,859	4,098
Broadcasting	2,626	3,463	3,574
Wireless	212	551	1,006

Total	38,491	35,612	27,774

Over time, we expect net sales from magazines and videocassettes to continue to decline as a percentage of net sales in relation to total net sales from DVDs, the Internet broadcasting and wireless. We expect net sales from DVDs, the Internet and broadcasting to grow during the coming years.

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

We released 113 titles on DVD during 2005, 104 titles during 2004 and 111 titles during 2003, including both new and archival material. We plan to release approximately 120 proprietary titles on DVDs in 2006. In addition, in 2004 we signed an exclusive three year Agreement with US-based Pure Play Media, Inc. for content distribution in Europe. Under the agreement, we will distribute approximately six to ten newly produced movie titles per month in Europe, our main market for DVDs. The content controlled by Pure Play Media features top US producers and directors such as Michael Ninn, Seymore Butts, and Cousin Stevie. The arrangement is based on a split of gross profit and does not require any up-front or future investment in content by Private. We started releasing titles on DVD under this agreement in the second quarter of 2005.

Over the years, our cost of sales has been fluctuating relative to net sales due to our use of new mediums for our products, such as the Internet, DVD broadcasting and wireless. Internet, wireless and broadcasting sales has historically not carried any cost of sales and variations in these areas affect the overall cost of sales percentage in relation to sales. These new media provide us with additional sales of our existing content

In December 2003, a group-wide review of operations was initiated. The objective of the review was to restructure our operations to focus on our core business and reduce or abandon spending on, and investments in, activities not generating sufficient gross profits and/or operating profits. The review resulted in reduced selling, general and administrative expenses in the areas targeted and had a positive impact on the results of operations in both in 2004 and 2005.

The group-wide review initiated in 2003 also resulted in the restructuring of our US operations and our US subsidiary outsourced its distribution of physical products, inclusive of Internet shop fulfillment. The restructuring started September 30, 2004 and was completed during the first quarter of 2005. The impact of the restructuring increased operating profit in 2005 compared to 2004, however, the restructuring reduced sales from the US compared to 2004 since we are reporting sales net of agent’s commission as from January 1, 2005.

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

In 2004, the company started scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned and the magazines are broken out in order to be sold on firm sale basis to wholesalers as back numbers at a lower price than new issues. The company has historically sold all copies printed at an average price higher than, or equal, to cost.

Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Revenues from satellite & cable broadcasting are recognized based on sales reported each month by its cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

Other Intangible Assets represents the value attributable to certain acquisitions (see Note 4 and 9). Amortization expense is calculated on a straight-line basis over 10 years.

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

Results of Operations

2005 compared to 2004

Net sales. Our net sales in 2005 were EUR 27.8 million compared to EUR 35.6 million in 2004, a decrease of EUR 7.8 million, or 22%.

DVD sales decreased EUR 4.4 million, or 23%, to EUR 15.1 million. The decrease in DVD sales compared to 2004 was primarily attributable to a non-recurring sale of inventory of EUR 1.3 million in 2004 to our new US distributor and to one month’s loss of sales of new releases equal to approximately EUR 1.0 million. The loss of sales was the result of our DVD duplicator suffering a logistics and delivery breakdown in February 2005. In addition DVD sales were affected by the outsourcing in the US where we now report sales net of agent’s commission (see discussion under Overview above). The negative impact of reporting US sales net of agent’s commission was EUR 1.8 million. Video sales decreased 87%, to EUR 0.3 million. The decrease in video sales was the result of a general industry decrease in video sales due to the migration from video to DVD. Magazine sales decreased EUR 1.4 million, or 27% to EUR 3.7 million as a result of lower quantities sold through certain retail channels during the twelve month period. Internet sales decreased EUR 0.8 million, or 16%, to EUR 4.1 million as a result the closing down of our third party payment processor for US transactions. Subsequently, we temporarily transferred our US transactions to our payment processor for European transactions, however, this did not fully replace the number of transactions. As of July 2005 we have a new payment processor for US transactions online. In addition to the reorganization of our US payments, we have also been experiencing lower conversion rates as result of new securer but less user friendly payment processes for credit cards, e.g. Verified by VISA. We believe conversion rates will revert to prior levels as consumers get used to the new payment processes. Broadcasting sales increased EUR 0.1 million, or 3%, to EUR 3.6 million. Wireless sales increased 83% to EUR 1.0 million as a result our content being available with more operators.

Going forward, we expect DVD, Internet and Broadcasting sales to increase (see discussion under Outlook below).

Net sales in general were unaffected by changes in exchange rates. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the fiscal year. The was no change in average exchange rate for the fiscal year 2005 compared to 2004. The balance sheet is translated at the year-end exchange rate. Due to the significance of the results reported in dollars the impact of the euro/dollar exchange rate on our major categories of revenue and expense can be material.

Cost of Sales. Our cost of sales was EUR 14.6 million for 2005 compared to EUR 19.2 million for 2004, a decrease of EUR 4.6 million, or 24%. Cost of sales as a percentage of sales was 53% for 2005, a decrease of 1% compared to 2004. The decrease in cost of sales as a percentage of sales was primarily the result of the absence of impairment of the value of video cassettes in inventory made in 2004.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 7.7 million for 2005 compared to EUR 12.1 million for 2004, a decrease of EUR 4.4 million, or 36%. Printing, processing and duplication cost as a percentage of sales was 28% for 2005, compared to 34% in 2004. Amortization of library was EUR 6.4 million for 2005 compared to EUR 6.6 million for 2004, a decrease of EUR 0.2 million, or 3%. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The decrease was the result of lower amounts invested in content released during the period subject to amortization in 2005 compared to 2004. Broadcasting cost was EUR 0.5 million for 2005 compared to EUR 0.6 million for 2004, a decrease of EUR 0.1 million. Broadcasting cost represents programming and transmission cost and the increase relates to the start-up of the Private Fantasy Channel in the United States.

Gross Profit. Our gross profit for 2005 was EUR 13.2 million, or 47% of net sales, compared to EUR 16.4 million, or 46% of net sales for 2004. This represented a decrease of EUR 3.2 million, or 20%, compared to 2004. The decrease was the result of lower sales. Gross profit as a percentage of sales was up 1% for 2005 compared to 2004. The increase in gross profit as a percentage of sales was the result of the absence of impairment of the value of video cassettes in inventory made in 2004.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 14.5 million for 2005 compared to EUR 18.0 million for 2004, a decrease of EUR 3.5 million, or 20%. We attribute the decrease in selling, general and administrative expenses to reduced bad debt provision and depreciation of EUR 2.4 million and the impact of our overall program started in 2003 where the objective is to review and reduce all controllable selling, general and administrative expenses in low or non-profitable areas.

Gain on sale of building. We reported gain on sale of building of EUR 1.3 million for 2005.

Operating profit/loss. We reported operating profit of EUR 0 million for 2005 compared to an operating loss of EUR 1.6 million for 2004, an improvement of EUR 1.6 million. The increase in operating profit was primarily the result of gain on sale of building and reduced selling, general and administrative expenses offset by lower gross profit.

Interest expense. Our interest expense was EUR 0.7 million for 2005, compared to EUR 0.8 million for 2004. The decrease is the result of less average borrowings outstanding in 2005 compared to 2004 and we expect interest expense to continue to decrease in 2006 as our average borrowings outstanding are expected to be less in 2006.

Income tax expense/benefit. Our income tax benefit was EUR 0.6 million for 2005, compared to 1.3 million for 2004.

Net income/loss. Our net loss was EUR 0.0 million for 2005, compared to a net loss of EUR 0.8 million for 2004. We attribute this increase in net income in 2005 of EUR 0.8 million primarily to a increased operating profit offset by decreased income tax benefit.

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

Cost of Sales. Our cost of sales was EUR 19.2 million for 2004 compared to EUR 19.1 million for 2003, an increase of EUR 0.1 million, or 1%. Cost of sales as a percentage of sales was 54% for 2004, an increase of 3% compared to 2003. The increase in cost of sales as a percentage of sales was primarily the result of the impairment of the value of video cassettes in inventory as of December 31, 2004 made to reflect the change in market conditions for video cassettes.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 12.1 million for 2004 compared to EUR 11.8 million for 2003, an increase of EUR 0.3 million, or 2%. Printing, processing and duplication cost as a percentage of sales was 34% for 2004, compared to 31% in 2003. As a result of changing market conditions, we wrote off video cassette inventory to a value of EUR 1.5 million during the fourth quarter, which increased printing, processing and duplication cost with the same amount. Amortization of library was EUR 6.6 million for 2004 compared to EUR 7.1 million for 2003, a decrease of EUR 0.5 million, or 7%. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The decrease was the result of lower amounts invested in content released during the period subject to amortization in 2004 compared to 2003. Broadcasting cost was EUR 0.6 million for 2004 compared to EUR 0.2 million for 2003, an increase of EUR 0.4 million. Broadcasting cost represents programming and transmission cost and the increase relates to the start-up of the Private Fantasy Channel in the United States.

Gross Profit. Our gross profit for 2004 was EUR 16.4 million, or 46% of net sales, compared to EUR 19.4 million, or 50% of net sales for 2003. This represented a decrease of EUR 3.0 million, or 15%, compared to 2003. The decrease was the result of lower sales. Gross profit as a percentage of sales was down 4% for 2004 compared to 2003. The decrease in gross profit as a percentage of sales was the result of the impairment of the value of video cassettes in inventory as of December 31, 2004 made to reflect the change in market conditions for video cassettes.

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

Operating profit/loss. We reported an operating loss of EUR 1.6 million for 2004 compared to an operating loss of EUR 0.5 million for 2003, an increase of EUR 1.1 million. The increase in loss was primarily the result of lower gross profit offset by reduced selling, general and administrative expenses.

Interest expense. Our interest expense was EUR 0.8 million for 2004, compared to EUR 0.8 million for 2003.

Income tax expense/benefit. Our income tax benefit was EUR 1.3 million for 2004, compared to 0.5 million for 2003.

Net income/loss. Our net loss was EUR 0.8 million for 2004, compared to a net loss of EUR 0.6 million for 2003. We attribute this increase in net loss in 2004 of EUR 0.2 million primarily to a reduced operating profit offset by increased income tax benefit.

Liquidity and Capital Resources

We generate cash from our operating activities, borrowings from third parties, the exercise of warrants and private sales of our equity securities. Our principal uses of cash typically include, building our library of photographs and movies.

We reported a working capital surplus of EUR 20.1 million at December 31, 2005, an increase of EUR 2.9 million compared to the year ended December 31, 2004. The increase is principally attributable to increases in current assets.

We reported a working capital surplus of EUR 17.2 million annual report at December 31, 2004, an increase of EUR 3.9 million compared to the year ended December 31, 2003. The increase is principally attributable to a decrease in current liabilities.

Operating Activities

Net cash provided by our operating activities was EUR 4.4 million for 2005 compared to EUR 8.3 million for 2004, and was primarily the result of net income, as adjusted for non-cash transactions, offset by uses of cash related to changes in operating assets and liabilities. We adjusted our net income of EUR 0 million to reconcile it to net cash flows from operating activities. Adjustments included (1) depreciation of EUR 1.1 million, (2) convertible note adjustment of EUR 0.2 million, (3) bad debt provision of EUR 0.2 million, (4) amortization of goodwill and other intangible assets of EUR 0.1 million and (5) amortization of photographs and videos of EUR 6.4 million making a total of EUR 7.9 million which was offset by EUR 1.3 million from gain on sale of building and EUR 0.5 million from deferred income taxes, providing a net balance of EUR 6.2 million. Changes in operating assets and liabilities reduced the net balance by EUR 2.7 million through trade accounts receivable, related party receivable, accounts payable trade, inventories and prepaid expenses and other current assets totaling EUR 2.9 million, offset by EUR 0.8 million from income taxes payable and accrued other liabilities. The decrease in cash provided by operating activities for 2005 compared to 2004 is primarily the result of both net income and adjustments to reconcile net income to net cash flows from operating activities and changes in operating assets and liabilities.

Net cash provided by our operating activities was EUR 8.3 million for 2004 compared to EUR 10.3 million for 2003, and was primarily the result of net income and adjustments to reconcile net income to net cash flows from operating activities. We adjusted our net loss of EUR 0.8 million annual report to reconcile it to net cash flows from operating activities. Adjustments included (1) depreciation of EUR 2.1 million, (2) convertible note adjustment of EUR 0.1 million, (3) bad debt provision of EUR 1.6 million, (4) amortization of goodwill and other intangible assets of EUR 0.1 million and (5) amortization of photographs and videos of EUR 6.6 million making a total of EUR 9.7 million annual report which was offset by EUR 0.7 million from deferred income taxes, providing a net balance of EUR 9.0 million (restated). Changes in operating assets and liabilities reduced the net balance by EUR 0.7 million annual report through trade accounts receivable, related party receivable, accounts payable trade, income taxes payable and accrued other liabilities totaling EUR 3.1 million, offset by EUR 2.4 million annual report from inventories and prepaid expenses and other current assets.

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

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2005 was EUR 1.0 million. The investing activities were investment in library of photographs and videos of EUR 8.3 million, which were carried out in order to maintain the 2005 and 2006 release schedules for magazines, DVDs and broadcasting. In addition to investment in library of photographs and videos, EUR 0.3 million was invested in capital expenditures. The total cash used in investing activities was offset by EUR

6.9 million from sale of part of the building and 0.8 million from note receivable. The decrease over the comparable twelve-month 2004 period is principally due to sale of building, offset by a 69% increase in investment in library of photographs and videos in order to return to the optimum level of approx. eight new movie releases per month.

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

Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2005 was EUR 2.9 million, represented primarily by EUR 3.4 million in repayments on long-term borrowings offset by EUR 0.4 million in cash provided by short-term borrowings. The main movements during the twelve-month period ended December 31, 2005 are described as follows:

The $3.0 million loan from Beate Uhse AG was reduced by EUR 0.7 million, inclusive of exchange rate changes. As of December 31, 2005 loan was repaid in its entirety.

The balance of EUR 2.3 million on the EUR 4.2 million loan from an institutional lender was reduced by EUR 2.2 million in connection with the sale of the building and as of December 31, 2005 the remaining balance on the loan was EUR 0.1 million.

The balance of EUR 1.4 million on the EUR 1.65 million loan from an institutional lender was reduced by EUR 0.4 million and as of December 31, 2005 the remaining balance on the loan was EUR 1.0 million.

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

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million (see Note 12 to the financial statements). Pursuant to the conditions of the agreements, the financing was completed October 27, 2003 and an aggregate net cash amount of EUR 1.9 million was received.

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

Non-Cash Transactions

The Company had a note payable to an entity controlled by the Company’s principal shareholder. The amount payable at December 31, 2004 was EUR 0.7 million as a result of a claim made in connection with the building in 2005 the amount was netted off the claim and as of December 31, 2005 the loan was repaid in its entirety.

In December 2005 a holder of a convertible note converted $0.6 million (EUR 0.5 million) of principal into common stock. As of December 31, 2005, the amount recorded under current portion of long term borrowings, after charging debt discount of EUR 0.6 million to additional paid in capital in 2003, was EUR 1.0 million.

Contractual obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of December 31, 2005:

	Amounts due in
	Less than one year	One to three years	Three to five years	More than five years	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Long-term debt:
Banks(1)	518	575	—	—	1,092
Non-institutional debt(1)	2,624	—	—	—	2,624
Convertible Note(2)(3)	1,001	—	—	—	1,001

Total long-term debt	4,143	575	—	—	4,717
Operating leases(4)(5)	570	638	109	—	1,317
Capital lease obligations(5)	34	29	—	—	63

	4,747	1,241	109	—	6,098

(1)	Interest included. Debt with variable interest rate linked to EURIBOR has been calculated at the current rate since EURIBOR has been reasonably stable during the past years.
(2)	Non-cash interest payments included. As provided by the agreement, the Company has declared to pay all future interest in common stock until further notice.
(3)	The amount repayable has been adjusted for a conversion of $200,000 of the Note into common stock made in March 2005. Should any further conversions take place, the amount payable will be less.
(4)	Includes rent for the Company’s offices and warehouses.
(5)	Amounts included in Note 18 in the financial statements.

Description of long-term debt:

Banks

In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million and EUR 2.45 million was received in 2003 and 2004 respectively. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. In 2004 and 2005 the Company sold the property and repaid EUR 1.9 million and EUR 2.2 million, respectively. The balance outstanding on the loan as of December 31, 2005 was EUR 0.1 million.

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder. The balance outstanding on the loan as of December 31, 2005 was EUR 1.0 million.

The Company’s Spanish subsidiary has existing bank line of credit agreements under which this subsidiary may borrow up to EUR 1.4 million. Borrowings under the lines of credit during 2005 were charged at interest rates of EURIBOR+1.25-1.50%. At December 31, 2004 and 2005 the borrowings outstanding under these agreements amounted to EUR 1.2 million and EUR 1.4 million, respectively.

At December 31, 2005 the Company’s Swedish subsidiary had an outstanding bank loan totaling EUR 15 thousand. Interest on the loan at December 31, 2005 was 8% which was equal to the Swedish banks’ official interest rate at that time. The loan requires principal repayments of EUR 5 thousand quarterly plus accrued interest and the loan matures on September 30, 2006. The loan has been guaranteed by the Company’s principal shareholder.

Non-institutional debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum, and to refinance a $ 3.0 million loan from Beate Uhse AG, discussed below (the “$ 3.0 Million Beate Uhse Loan”), which had a maturity date of December 13, 2003. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note or refinancing of the $ 3 Million Beate Uhse Loan. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2005 the outstanding principal under the Note was EUR 2.5 million.

On December 13, 2002, the group’s holding company, Private Media Group, Inc., borrowed $ 3.0 million from Beate Uhse AG under a Loan Agreement (the $ 3 Million Beate Uhse Loan). Interest accrues at the rate of 5%, payable quarterly, with the entire principal plus accrued interest due at maturity, December 13, 2003. In December 2003, Beate Uhse AG notified Private Media Group, Inc. that the full loan amount was due and payable and offered to extend the loan maturity, subject to receipt of adequate collateral. Subsequently, Beate Uhse AG proposed an agreement whereby, so long as Private and Beate Uhse continued to maintain a business relationship, no action would be taken to enforce repayment of the $ 3 Million Beate Uhse Loan, and that loan payments would be made from credits based upon orders by specified Beate Uhse companies to specified Private Media Group companies, as was done with the $ 2 million Beate Uhse loan. Beate Uhse offered that this arrangement would be acceptable until December 31, 2005 and that any outstanding balance on the loan would have to be paid by then. In September, a formal agreement reflecting the aforementioned was reached with Beate Uhse AG regarding the restructuring of the $ 3 Million Beate Uhse Loan. As of December 31, 2004 the outstanding balance under the Loan Agreement was EUR 0.7 million and as of September 30, 2005, the loan was repaid in its entirety.

At December 31, 2005, the Company’s Spanish subsidiary had a total debt of EUR 11 thousand under certain long term leasing agreements under which the subsidiary has acquired certain equipment, machinery and fixtures. The leasing arrangements carry an average EURIBOR+1.5% rate of interest and cover 36-60 month periods. Payments under these lease agreements are made monthly.

Convertible notes

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million, Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The securities purchase agreements each provided for the sale of one-half of the convertible notes ($1.125 million aggregate principal amount) and the issuance of all of the Series A and B Warrants as of the first closing, September 19, 2003, and obligated each of the investors to purchase, and for us to sell and issue to these investors, the remaining convertible notes ($1.125 million aggregate principal amount) immediately following the registration with the SEC of the common stock issuable under the convertible notes and the warrants (the second closing), which financing was completed effective October 27, 2003. Effective as of the first closing we received aggregate gross cash proceeds of $1,125,000, and we received an additional $1,125,000 of aggregate proceeds at the second closing, in each case before deduction of selling expenses. Effective January 2004, one investor converted $0.3 million (EUR 0.2 million) of principal into common stock and in December 2005 another investor converted $0.6 million (EUR 0.5 million) of principal into common stock. As of December 31, 2005, the amount recorded under current portion of long term borrowings, after charging debt discount of EUR 0.6 million to additional paid in capital in 2003, was EUR 1.0 million.

Interest on the notes is payable quarterly, and interest accrues at the rate of 7% per annum from their respective issue dates of September 19, 2003 and October 27, 2003. The outstanding principal balance is due and payable on August 31, 2006, subject to acceleration upon the occurrence of specified events of default. Pursuant to the terms of the notes, the note holders may elect to convert their notes, at any time prior to maturity, into shares of our common stock at a fixed conversion price of $2.00 per share. In addition to anti-dilution provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, this conversion price is subject to downward adjustment upon the issuance by us of common stock or securities convertible into common stock at a price per share of less than $2.00 per share. We may elect, with limited exceptions, to pay the interest due under the notes through the issuance of shares of common stock at a conversion price equal to the arithmetic average of the five lowest daily volume-weighted average prices of our common stock during the 15 consecutive trading days immediately preceding payment. For additional information on the convertible notes, see Note 12 to the Financial Statements.

Outlook

We expect growth going forward, particularly in DVD, Internet, broadcasting and wireless sales. Below follows a discussion highlighting some of the important factors which we expect to contribute to the growth:

DVDs

During 2005 we increased our investment in our library of photographs and videos by 69% compared to the same period in 2004 and subsequently we will release more new proprietary movie titles in 2006 compared to 20058. We expect the increase of new movie releases in 2006 to result in increased DVD sales. We do also expect margins on DVD sales to improve since additional new releases available for sale increases the average sales price per unit.

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

Magazines

We expect to maintain sales at the current level going forward.

Internet

During the second quarter of 2005, we contracted with a third-party in order to increase profitable traffic to our sites. The program was started in May and includes developing our sites from a Search Engine Optimization (SEO) perspective and creating an affiliate program, Private Cash, for webmasters around the world. During the second half of 2005 the number of unique visits to our main sites increased by 50% compared to the period 2004 and for the first quarter of 2006 this trend continues. Historically, we have not carried out any of the above activities and going forward we expect the SEO and affiliate program to increase Internet sales from both memberships and our online shop.

Broadcasting

During the second quarter of 2005, we made an agreement with Playboy TV Latin America for the operation and distribution of Private branded TV channels in Latin America. With this new agreement we are significantly increasing our broadcasting presence in this region and in 2006 we expect to start seeing an impact on our revenues from the region.

8	The window from investment in a movie title to release is typically six to eight months.

In the third quarter of 2005 we made an agreement with a member of the Portland Television Group of companies for the launch of a new Private channel in the UK. This fresh new channel will be launched in the first half of 2006 and replace the Private Blue channel, which was established in the UK in 2000. The new channel will primarily be available as a pay-per-view channel via the BSkyB Digital Satellite platform. The BSkyB platform currently carries more than 7.4 million subscribers. We expect this new channel to start having an impact on profits during the first half of 2006.

In November 2005 we signed a five-year agreement with Playboy TV International to merge our two adult pay-TV channels, Private Gold and Spice Platinum in Europe and thereby consolidating market leadership in the region. The new channel will be called Private Spice and launch in May 2006. There is little overlap between the two channels and subsequently the new channel will significantly increase the distribution in the region. We expect this new channel to start having an impact on profits during the second half of 2006.

During the second half of 2005 we have also seen evidence of an emerging new source of significant future profits in the True Video on Demand (TVOD9) market in Europe. Revenues from our first distributor on this type of platform have increased steadily during 2005 and the growth in our revenues has been in line with the subscriber growth on this new VOD platform. During the fourth quarter of this year, revenues from this platform increased 86% compared to the preceding quarter. We have reason to believe that our revenue will continue to grow in line with the forecasted subscriber growth on this new VOD platform and subsequently we expect a contribution to operating profit of not less than EUR 0.5 million for 2006 from this new distributor. Furthermore, we expect to contract additional TVOD platforms in Europe in 2006, however, we are currently unable to determine the future potential contribution to operating profit from these platforms.

Wireless – Adult Mobile Content

During the second quarter of 2005, we created a dedicated mobile content department headed up by Tim Clausen. This new development has launched us into a new era, gaining carriage with both national and international mobile carriers, and we are currently in the process of expanding our business in this market via several new operators. This will enable us to leverage our unique range of content, our trademarks and our huge existing customer base to take our mobile presence in Europe to a truly market dominant position. In 2005, the revenues from this distribution channel increased 83% compared to 2004. The increase in revenues is related to our content being available with additional new mobile phone operators.

As of December 31, 2005 Private’s content was available to mobile consumers via 33 operators in 19 countries, of which 9 operators went live since September 2005. During the first quarter 2006, the Company went live with 8 additional operators and have contracted to go live with 14 additional in the near future. The Company is expecting to go live with additional operators during the remainder of 2006. We expect the creation of our dedicated mobile content department to have a significant impact on broadcasting revenues and operating profit in 2006.

We are currently unable to determine what our potential revenue will be from the marketing of our content to the mobile adult content market. However, we believe that adult content, as it has done with other new technologies, will help to drive the sale of content on mobile devices10.

9	True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only order the program online, but be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.
10	Juniper Research estimates in its white paper Adult to Mobile: Personal Services – Second Edition (February 2005) that the global mobile adult content market will more than triple over the next five years, to nearly US$2.1 billion by 2009.

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

ITEM 9A. CONTROLS AND PROCEDURES

In connection with the preparation of the Company’s 2005 annual financial statements, management of the Company identified a design problem in the Company’s warehouse management information system and advised the Audit Committee and the Company’s Board of Directors on March 21, 2006 that the previously issued 2004 financial statements require restatement to adjust the carrying value of inventory of DVDs by Euro 1,118 thousand. The Company’s Chief Financial Officer also discussed the matter with the Company’s independent accountants. Both the Audit Committee and the Company’s Board of Directors agreed on March 21, 2006 to follow the advice of management to restate the 2004 financial statements, and on March 24, 2006, the Company filed a report on Form 8-K disclosing this matter and advising that the previously issued 2004 financial statements should no longer be relied upon. See Note 3 to the consolidated financial statements for further information on the impact of the restatement.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in the design of the Company’s warehouse management information systems , the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Report. The Company has remediated the material weakness in the ineffectiveness of its disclosure controls and procedures relating to warehouse management information systems by re-designing the access to certain areas of the system. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

At the end of fiscal 2006, Section 404 of the Sarbanes-Oxley Act will most likely require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and the Company’s independent registered public accounting firm will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name	Age	Position With the Company or Subsidiary
Directors
Berth H. Milton	50	President, Chief Executive Officer, Chairman of the Board and Director
Bo Rodebrant	53	Director
Lluis Torralba	37	Director
Johan G. Carlberg	46	Director
Daniel Sánchez	36	Director

Other Executive Officers and Key Employees
Claes Henrik Mårten Kull	40	Chief Marketing Officer, Private Media Group, Inc.; Marketing Manager, Milcap Media Group
Javier Sánchez	44	Chief Operating Officer, Private Media Group, Inc.;
Johan Gillborg	43	Secretary and Chief Financial Officer, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group
Philip Christmas	44	Chief Financial Officer, Milcap Media Group

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

Lluis Torralba was appointed to the Board of Directors in June 2005. Mr. Torralba is a founding partner of Meriden IPM, an international portfolio management company, where he currently is managing private clients. From 1997 to 2004 he was responsible for the company’s IT systems. Prior to 1997, he worked as an IT manager in Andorra. Mr. Torralba holds a Degree in Information Technology from Escola D’informàtica d’Andorra.

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

Philip Christmas was appointed Chief Financial Officer of Milcap Media Group SL, in August 2001. Prior to this time Mr. Christmas was employed by PricewaterhouseCoopers and its predecessor firm, Coopers & Lybrand, since 1988. While employed by PricewaterhouseCoopers he was responsible for carrying out audits of multinational and local companies and, more recently, he has provided transaction services to clients acquiring businesses in Spain. Mr. Christmas is a member of the Institute of Chartered Accountants of England and Wales and of ROAC (Official Register of Auditors) in Spain.

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

The Company’s Board of Directors met five times during 2005 (including actions by unanimous written consent). No director attended less than 75% of the aggregate of all meetings of the Board of Directors and all Committees on which he served during the 2005 fiscal year.

All of the members of the Board of Directors are “independent” as defined in Nasdaq Stock Market Rule 4200 other than Berth Milton, who is the Company’s Chief Executive Officer.

The Audit Committee is currently comprised of Lluis Torralba, Johan Carlberg and Daniel Sánchez. All of the members of the Audit Committee are “independent” as defined in applicable Nasdaq listing requirements and SEC regulations, and each of them is able to read and understand fundamental financial statements. The Board has determined that Daniel Sánchez is an “audit committee financial expert” as defined under applicable SEC regulations. The Audit Committee reviews and recommends to the Board, as it deems necessary, the internal accounting and financial controls for the Company and the accounting principles and auditing practices and procedures to be employed in preparation and review of financial statements of the Company. The Audit Committee makes recommendations to the Board concerning the engagement of independent public accountants and the scope of the audit to be undertaken by such accountants. The Audit Committee has adopted a written Audit Committee Charter. The Audit Committee met four times during 2005.

The Compensation Committee is currently comprised of Messrs. Milton and Javier Sánchez. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It exercises all authority under any employee stock option plans of the Company as the Committee therein specified, subject to the review and approval of the Board of Directors, and advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board. The Compensation Committee met twice during 2005.

The Executive Committee is comprised of Messrs. Milton, Kull and Javier Sánchez. The Executive Committee is authorized, subject to certain limitations, to exercise all of the powers of the Board of Directors during periods between Board meetings. The Executive Committee met five times during 2005.

The Board has not established a formal nominating committee, nor has the Board adopted a nominating committee charter. Therefore, decisions relating to the nomination of directors are addressed by the entire Board of Directors. The Board has not established any specific minimum qualifications that must be met for recommendation for a position on the Board. Instead, in considering candidates for director, the Board will generally consider all relevant factors, including among others the candidate’s applicable expertise and demonstrated excellence in his or her field, the usefulness of such expertise to the Company, the availability of the candidate to devote sufficient time and attention to the affairs of the Company, the candidate’s reputation for personal integrity and ethics and the candidate’s ability to exercise sound business judgment. Other relevant factors, including diversity, age and skills, will also be considered. Candidates for director are reviewed in the context of the existing membership of the Board (including the qualities and skills of the existing directors), the operating requirements of the Company and the long-term interests of its shareholders. The Board uses its network of contacts when compiling a list of potential director candidates and may also engage outside consultants (such as professional search firms). At this time, the Board does not consider director candidates recommended by shareholders. The Board believes that it is in the best position to identify, review, evaluate and select qualified candidates for Board membership. All of the Company’s nominees for director at the 2005 Annual Meeting were approved by the entire Board of Directors.

Compensation of Directors

Our Board of Directors may, at its discretion, compensate directors for attending Board and Committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings.

Effective May 2002, we have agreed to pay to Berth Milton a director fee of $215,000 per year plus out-of-pocket expenses for serving as Chairman of the Board. In 1999 we adopted the 1999 Employee Stock Option Plan which authorizes stock options to be issued to directors. On April 3, 2003 Mr. Milton received 2,000,000 options exercisable at $1.20 under the plan for serving as Director and Chairman of the Board. The Company has agreed to pay each of Daniel Sánchez and Lluis Torralba a fee of EUR 2,000 and Johan Carlberg a fee of EUR 1,000 for each Board and Committee meeting attended. In addition, Messrs. Sánchez and Carlberg have each been granted options to: (i) acquire 10,000 and 3,000 shares, respectively, of the Company’s Common Stock at an exercise price of $2.53 per share, which options vest in October 2005 and expire in October 2008, and (ii) acquire 10,000 and 3,000 shares, respectively, of the Company’s Common Stock at an exercise price of $2.17 per share, which options vest in October 2006 and expire in October 2009. Mr. Torralba has been granted options to acquire 8,000 shares of the Company’s Common Stock at an exercise price of $2.74 per share, which options vest in May 2006 and expire in May 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to Private Media Group covering its 2005 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, Lluis Torralba did not file one Form 3.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to our Chief Executive Officer serving during 2005 and to our other most highly compensated executive officers other than the Chief Executive Officers whose total annual salary and bonus exceeded $100,000 (the “Named Executive Officers”), for services rendered in all capacities to Private Media Group during the fiscal years ended December 31, 2005, 2004, and 2003. No other executive officer earned compensation in excess of $100,000 in each of these periods.

Summary Compensation Table

Name and Principal Position During Fiscal 2003	Fiscal Year	Annual Compensation Salary ($)	Long-Term Compensation/ Securities Underlying Options/SAR
Berth H. Milton, President and CEO (1)	2005	573,000	—
Director, Chairman of the Board	2004	455,000	—
	2003	393,000	2,000,000
Javier Sánchez	2005	207,000	500,000
Chief Operating Officer, Private Media Group, Inc.	2004	207,000	500,000
General Manager, Milcap Media Group	2003	188,000	50,000
Mårten Kull	2005	177,000	—
Chief Marketing Officer, Private Media Group, Inc.;	2004	177,000	—
Marketing Manager, Milcap Media Group	2003	148,000	50,000
Johan Gillborg	2005	165,000	—
Secretary and Chief Financial Officer, Private Media	2004	165,000	—
Group, Inc.; Chairman, Private France S.A.; Chairman,	2003	137,000	50,000
Private Benelux; Administrator, Milcap Media Group
Phil Christmas	2005	119,000	—
Chief Financial Officer, Milcap Media Group	2004	119,000	—
	2003	108,000	—

(1)	Mr. Milton was appointed as the President and CEO of Private Media Group, Inc. in February 1999 and served in such capacity until May 2002. For 2002 compensation reflects base salary as CEO through May 2002 and director fee for 2002. Mr. Milton was reappointed as the President and CEO of Private Media Group, Inc. in November 2003.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Milton and Sánchez, who are our Chief Executive Officer and Chief Operating Officer, respectively, and served in these capacities during the 2005 fiscal year. During the last fiscal year, none of our executive officers served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

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

As of December 31, 2005, 2,740,186 options were outstanding under the Plan with an average exercise price of $5.18. Options for 2,153,778 shares of common stock remained available for grant as of such date. Future grants under the Plan will be made at our discretion.

Option Grants in the Last Fiscal Year

The following table sets forth certain information at December 31, 2005, and for the year then ended, with respect to stock options granted to the individuals named in the Summary Compensation Table above. No options have been granted at an option price below the fair market value of the Common Stock on the date of grant.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted(#)	% of Total Options/ SARs Granted to Employees In Fiscal Year	Exercise or Base Price($/ Sh)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term at 5% and 10% Respectively
Berth H. Milton	—	—	—	—	—
Javier Sànchez	—	—	—	—	—
Mårten Kull	—	—	—	—	—
Johan Gillborg	—	—	—	—	—
Phil Christmas	—	—	—	—	—

The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of Private Media Group, Inc. held by the individuals named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired On Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/ SARs At Fiscal Year End Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options/SARs At Fiscal Year End($)* Exercisable/ Unexercisable
Berth H. Milton	2,000,000	6,540,000	180,000	0	8,588	—
Javier Sánchez	—	—	730,000	0	8,588	—
Mårten Kull	—	—	222,500	0	8,588	—
Johan Gillborg	—	—	222,500	0	8,588	—
Phil Christmas	—	—	15,000	0	8,588	—

(*)	Based on the closing price of our common stock on the last trading day of the fiscal year ended December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information as of March 24, 2006, regarding the beneficial ownership of our common stock by (i) each of our directors and executive officers individually, (ii) all persons known by us to be beneficial owners of five percent or more of our common stock, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares.

Name and Address (1)	Number of Shares Beneficially Owned (1)	Percent Beneficially Owned
Berth H. Milton (2)	27,282,985	51.7%
Fidelity Investments International (UK) Ltd. (3) 25 Canon Street, London, UK	5,385,885	10.2%
Senate Limited (4) 3 Bell Lane, Gibraltar	5,025,000	9.6%
Chiss Limited (5) 3 Bell Lane, Gibraltar	4,200,000	8.0%
Javier Sánchez (6)	760,000	1.4%
Johan Gillborg (7)	327,500	*
Mårten Kull (8)	281,500	*
Bo Rodebrant (9)	72,000	*
Lluis Torralba	—	—
Phil Christmas (10)	15,000	*
Johan G. Carlberg (11)	3,000	—
Daniel Sánchez (12)	10,000	—
All Executive Officers and Directors as a group (9 people) (13)	28,751,985	53.2%

*	Denotes less than 1%
(1)	Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock which may be acquired by a beneficial owner upon exercise or conversion of warrants, options or Preferred Stock which are currently exercisable or exercisable within 60 days of March 24, 2006, are included in the Table as shares beneficially owned and are deemed outstanding for purposes of computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of the Company, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2)	Includes 22,296,909 shares of Common Stock owned by Slingsby Enterprises Limited, of which Mr. Milton is the sole shareholder. 4,950,000 of these shares are pledged to a third party to secure payment of a loan from the third party to the Company. See “Management – Related Transactions.” Also includes (i) 2,785,076 shares of Common Stock owned by Bajari Properties Limited, of which Mr. Milton is the sole shareholder, and (ii) 180,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(3)	Based upon information reported by the Nasdaq Stock Market as of February 21, 2006. Includes 283,400, 174,200 and 26,936 shares of Common Stock owned by Fidelity Management & Research Co., Fidelity Investments Japan Ltd. and Fidelity Investments SA, respectively, which companies are believed to be affiliates of Fidelity Investments International (UK) Ltd.

(4)	Kate Bentley is the sole shareholder of Senate Limited and, therefore, may be deemed to be the beneficial owner of these shares.
(5)	Marina Magid is the sole shareholder of Chiss Limited and, therefore, may be deemed to be the beneficial owner of these shares.
(6)	Includes 180,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Javier Sànchez. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(7)	Includes 172,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Gillborg. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(8)	Includes 172,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Kull. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(9)	Includes 72,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Rodebrant. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(10)	Includes 15,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Christmas. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(11)	Includes 3,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Carlberg. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(12)	Includes 10,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Daniel Sanchez. His address is c/o the Company, Carretera de Rubì 22-26, 08190 Sant Cugat del Vallès, Barcelona, Spain.
(13)	Includes 1,505,000 shares issuable upon exercise of outstanding Options under the Employee Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

No Director or executive officer of Private Media Group is related to any other Director or executive officer. None of our officers or Directors hold any directorships in any other public entity. There are currently four outside directors on our Board of Directors.

Related Transactions

In December 2001 Private borrowed $4.0 million from Commerzbank AG pursuant to a Note originally due December 20, 2002 in order to expand the Company’s product portfolio. Subsequently the maturity of the Note was extended to March 2003. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest due on maturity. The Note is prepayable in full upon the sale of equity by the Company. Upon the Note becoming prepayable, the Company is required to repay the entire principal amount of the Note together with the greater of (1) accrued interest payable on the Note or (2) a prepayment premium equal to $200,000. The Note is secured by a guaranty from Slingsby Enterprises and a pledge by Slingsby Enterprises of 4,950,000 shares of Common Stock. The lender and Slingsby Enterprises have also agreed that if the Note remains unpaid at maturity, Commerzbank may elect to exchange the Note for Common Stock owned by Slingsby Enterprises with a value of $5.0 million. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. The Company continues to engage in discussions with Consipio with a view towards reaching final agreement on a restructured Note. As of December 31, 2005 the outstanding principal under the Note was $ 2.9 million (or EUR 2.5 million). In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby. Slingsby Enterprises is beneficially owned by Berth H. Milton, Chairman of the Board of Directors.

Effective December 31, 2002, the Company completed the purchase of all of the outstanding stock of Barbuda B.V., from companies indirectly beneficially owned by Berth Milton. The principal asset of Barbuda B.V. was an approximately 6,300 square meter office facility and additional parking under construction, located in Barcelona, Spain. Construction was completed in September 2004. The purpose of this transaction was to acquire this property as the Company’s European headquarters. Since the acquisition, the Company reevaluated its need for additional space and as of February 2005 no longer owned the property.

The consideration paid by Private’s subsidiary to the seller for the Barbuda B.V. stock was EUR 9,956,950. The fair market value of the principal asset of Barbuda B.V., the real estate, was based upon independent appraisals. The consideration payable to the seller consisted of EUR 3,387,581 cash, paid in December 2002, and a note payable in the amount of EUR 6,569,369 (the “Barbuda Note”). The Barbuda Note bears interest at a rate of EURIBOR+1% payable annually and was originally due and payable on December 31, 2004. The amount payable on the Barbuda Note at December 31, 2004 was EUR 0.7 million. In January 2005, the Company and the seller agreed to a EUR 2.2 million reduction of the purchase price of the Barbuda B.V. stock based upon an adjustment to the fair market value of the real estate following completion of construction. Of this EUR 2.2 million adjustment, EUR 0.7 million was applied as an offset to retire the Barbuda Note and the remaining EUR 1.5 million was reflected as an increase in the related party receivable, described below.

The Company has short-term loans to an entity controlled by Mr. Milton in the amount of EUR 4.2 million and 5.9 million at December 31, 2004 and 2005, respectively. The loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2004 and 2005 the highest amounts outstanding were EUR 4.2 million and EUR 5.9 million, respectively. Advances and repayments since June 30, 2002 are related to the acquisition of the Barbuda B.V. stock from an entity controlled by Mr. Milton, discussed above. In January 2005 the amount of the receivable was increased by EUR 1.5 million to reflect an adjustment in the purchase price of the Barbuda B.V. stock, as described above. As of December 31, 2005, EUR 5.9 million remained outstanding on these loans, including interest.

In May 2003 EUR 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the Note Payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

The foregoing transactions were approved by a majority of our disinterested directors and are believed to be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arms-length basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to BDO Audiberia

Following is information regarding fees billed by BDO Audiberia for services rendered to the Company in 2004 and 2005.

Audit Fees. The aggregate fees billed to the Company by the Company’s principal accountant, BDO Audiberia, for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $145,000 and $150,000 in 2004 and 2005, respectively. Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. BDO Audiberia did not provide any assurance or related services which are not included under “Audit Fees” in 2004 and 2005, respectively.

Tax Fees. BDO Audiberia did not provide any tax compliance, tax advice, or tax planning services in 2004 and 2005, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2004 and 2005, all services provided by BDO Audiberia were pre-approved by the Audit Committee in accordance with this policy.

PART IV

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

Dated: March 31, 2006	PRIVATE MEDIA GROUP, INC.

	By:	/s/ Berth H. Milton
Berth H. Milton, Chief Executive Officer

In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Berth H. Milton Berth H. Milton	Chairman of the Board and Chief Executive Officer, Director	March 31, 2006

/s/ Johan Gillborg Johan Gillborg	Chief Financial Officer, Chief Accounting Officer	March 31, 2006

/s/ Bo Rodebrant Bo Rodebrant	Director	March 31, 2006

/s/ Lluis Torralba Lluis Torralba	Director	March 31, 2006

/s/ Johan G. Carlberg Johan G. Carlberg	Director	March 31, 2006

/s/ Daniel Sánchez Daniel Sánchez	Director	March 31, 2006

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and

Shareholders of Private Media Group, Inc.

1.	We have audited the accompanying consolidated balance sheet of Private Media Group, Inc. as of December 31, 2004 and 2005 and the related consolidated statements of income and comprehensive income, shareholders´ equity, and cash flows for the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Private North America Inc. a wholly-owned subsidiary, which statements reflect total assets constituting 2% and 3% and total revenues constituting 14%, 14% and 5% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Private North America Inc, is based solely on the report of those auditors.

2.	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3.	In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

4.	Also, in our opinion, the schedule presents fairly, in all material responses, the information set forth therein.

5.	As described in Note 3, the consolidated financial statements as of December 31, 2004, and for the year then ended have been restated.

/s/ BDO Audiberia Auditores

BDO AUDIBERIA AUDITORES

Barcelona, Spain

March 30, 2006

To the Board of Directors and

Shareholders of Private North America Ltd.

I have audited the accompanying balance sheets of Private North America Ltd. as of December 31, 2004 and 2005 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Private North America Ltd. at December 31, 2004 and 2005 and the results of its operations and its cash flows for each of the three years ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

/s/ Bruce E. Waldman
Bruce E. Waldman, Certified Public Accountant

Sherman Oaks, California

March 21, 2006

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004 Restated	2005	2005
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	3,261	3,112	3,662
Trade accounts receivable – net (Note 5)	8,397	8,813	10,368
Receivable from sale of building	—	225	265
Related party receivable (Note 15)	4,220	5,888	6,927
Inventories - net (Note 6)	8,860	9,780	11,506
Deferred income tax asset (Note 14)	2,393	2,836	3,336
Prepaid expenses and other current assets (Note 11)	2,288	2,953	3,474

TOTAL CURRENT ASSETS	29,419	33,607	39,538
Library of photographs and videos - net (Note 7)	15,146	17,058	20,068
Property, plant and equipment - net (Note 8)	10,910	2,163	2,545
Other intangible assets (Note 4 and 9)	3,467	3,343	3,933
Goodwill (Note 10)	2,425	2,425	2,853
Note Receivable (Note 11)	541	—	—
Other assets	297	304	358

TOTAL ASSETS	62,205	58,901	69,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings (Note 12)	3,442	3,853	4,533
Current portion of long-term borrowings (Note 12)	1,313	1,511	1,777
Accounts payable trade	6,099	5,871	6,907
Income taxes payable (Note 14)	265	488	574
Deferred income taxes (Note 14)	65	52	61
Accrued other liabilities (Note 13)	1,068	1,682	1,979

TOTAL CURRENT LIABILITIES	12,253	13,457	15,832
Long-term borrowing (Note 12)	3,109	555	653
Related party payable (Note 15)	728	—	—
Convertible notes (Note 12)	1,164	—	—

TOTAL LIABILITIES	17,254	14,012	16,485
SHAREHOLDERS’ EQUITY (Note 16)
Common Stock, $.001 par value, 100,000,000 shares authorized 50,162,176 and 52,478,723 issued and outstanding at December 31, 2004 and 2005, respectively	883	885	1,041
Additional paid-in capital	17,321	19,585	23,041
Common stock to be issued	1,752	—	—
Retained earnings	27,138	27,188	31,986
Accumulated other comprehensive income	(2,143)	(2,769)	(3,258)

TOTAL SHAREHOLDERS’ EQUITY	44,951	44,889	52,811

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	62,205	58,901	69,295

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years ended December 31,
	2003	2004 Restated	2005	2005
	EUR	EUR	EUR	USD
	(in thousands)
Net sales	38,491	35,612	27,772	32,673
Cost of sales	19,081	19,198	14,597	17,173

Gross profit	19,411	16,415	13,175	15,500
Selling, general and administrative expenses	19,871	17,976	14,452	17,002
Gain on sale of building	—	—	1,279	1,505

Operating income (loss)	(461)	(1,561)	2	3
Interest expense	761	768	742	873
Interest income	147	165	234	276

Income (loss) before income taxes	(1,075)	(2,164)	(505)	(594)
Income tax (benefit)	(504)	(1,327)	(555)	(653)

Net income (loss)	(570)	(837)	50	59

Other comprehensive income:
Unrealized loss on short-term investment
Foreign currency translation adjustments	642	(318)	(626)	(736)

Comprehensive income	71	(1,155)	(576)	(678)

Income (loss) applicable to common shares	(718)	(837)	50	59

Net income (loss) per share:
Basic	(0.02)	(0.02)	0.00	0.00

Diluted	(0.02)	(0.02)	0.00	0.00

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Preferred stock		Additional paid-in capital	Common stock to be issued	Stock dividends to be distributed	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts	Shares	Amounts
		EUR		EUR	EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2003	28,608,609	863	7,000,000	—	15,668	—	692	28,695	(2,467)	43,450
Issuance of warrants with and beneficial conversion feature for convertible debt	—	—	—	—	617	—	—	—	—	617
Translation Adjustment	—	—	—	—	—	—	—	—	642	642
Conversion of preferred stock to common stock	21,000,000	20	(7,000,000)	—	—	—	—	—	—	20
Stock dividends	346,448	—	—	—	840	—	(840)	—	—	—
Stock dividends to be distributed	—	—	—	—	—	—	148	(148)	—	—
Net income (loss)	—	—	—	—	—	—	—	(570)	—	(570)

Balance at December 31, 2003	49,955,057	883	—	—	17,124	—	—	27,976	(1,826)	44,157
Repurchase of common stock	(116,051)	—	—	—	(253)	—	—	—	—	(253)
Conversion of bond principal into common stock	153,438	—	—	—	236	—	—	—	—	236
Conversion of bond interest into common stock	66,245	—	—	—	124	—	—	—	—	124
Cash received for conversion of options	—	—	—	—	—	1,752	—	—	—	1,752
Conversion of options	19,500	—	—	—	23	—	—	—	—	23
Conversion of series A warrants	45,000	—	—	—	67	—	—	—	—	67
Cashless Conversion of series A warrants	38,987	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(319)	(319)
Net income (loss) (Restated)	—	—	—	—	—	—	—	(837)	—	(837)

Balance at December 31, 2004 – (Restated)	50,162,176	883	—	—	17,321	1,752	—	27,138	(2,145)	44,951
Repurchase of common stock	(46,479)	—	—	—	(127)	—	—	—	—	(127)
Conversion of bond principal into common stock	312,500	—	—	—	529	—	—	—	—	529
Conversion of bond interest into common stock	49,776	—	—	—	113	—	—	—	—	113
Conversion of options	2,000,750	2	—	—	1,750	(1,752)	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	(626)	(626)
Net income (loss)	—	—	—	—	—	—	—	50	—	50

Balance at December 31, 2005	52,478,723	885	—	—	19,585	—	—	27,188	2,769	44,889

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2004 Restated	2005	2005
	EUR	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income	(570)	(837)	50	59
Adjustment to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(1,241)	(721)	(456)	(537)
Depreciation	1,237	2,133	1,102	1,297
Convertible note adjustment	80	64	91	107
Bad debt provision	776	1,649	246	290
Amortization of other intangible assets	94	124	93	109
Amortization of photographs and videos	7,091	6,568	6,385	7,512
Gain on sale of building	—	—	(1,279)	(1,505)
Changes in operating assets and liabilities:
Trade accounts receivable	1,928	(279)	(662)	(779)
Related party receivable	41	(33)	(202)	(238)
Inventories	(1,924)	1,872	(920)	(1,082)
Prepaid expenses and other current assets	1,520	544	(665)	(783)
Accounts payable trade	557	(1,386)	(228)	(269)
Income taxes payable	228	(716)	223	262
Accrued other liabilities	452	(723)	615	723

Net cash provided by operating activities	10,267	8,260	4,392	5,167
Cash flows used in investing activities:
Sale of short-term investments	2,670	—	—	—
Investment in library of photographs and videos	(6,969)	(4,907)	(8,297)	(9,761)
Capital expenditures	(1,975)	(3,278)	(331)	(390)
Sale of part of building	—	4,387	6,897	8,114
Investments in other intangible assets	(3,259)	—	—	—
Investment in other assets	(33)	(24)	(7)	(8)
Note receivable	—	(1,262)	770	906

Net cash used in investing activities	(9,566)	(5,084)	(968)	(1,139)
Cash flow provided by financing activities:
Conversion of stock options and warrants	—	1,842	—	—
Short-term borrowings - repayments	(3,275)	(752)	—	—
Long-term borrowings - repayments	(53)	(4,093)	(3,356)	(3,948)
Related party note payable	(4,332)	—	—	—
Convertible note	1,910	—
Long-term borrowings - additions	3,451	2,450	—	—
Short-term borrowings - additions	119	100	410	483

Net cash (used in) provided by financing activities	(2,181)	(453)	(2,946)	(3,466)
Foreign currency translation adjustment	642	(318)	(626)	(736)

Net increase (decrease) in cash and cash equivalent	(838)	2,405	(148)	(174)
Cash and cash equivalents at beginning of the year	1,694	856	3,261	3,836

Cash and cash equivalents at end of the year	856	3,261	3,112	3,662

Cash paid for interest	533	637	556	655

Cash paid for taxes	276	257	332	391

Repurchase of common stock (non-cash transaction)	—	253	127	158

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

Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2005 and for the twelve months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.85 per USD 1.00 the Exchange Rate of the European Central Bank on December 31, 2005. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

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

The aggregate exchange gain included in determining net income amounted to EUR 265 thousand, EUR 374 thousand and EUR 229 thousand for the years ended December 31, 2003, 2004 and 2005, respectively

Recognition of Revenue

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues from the sale of videocassette and DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Revenues from satellite & cable broadcasting are recognized based on sales reported each month by its cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until approximately 60—90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Library of Photographs & Videos

The items in the library comprise our content used for distribution on various formats. Currently these are principally DVD and video cassettes, cable & satellite television and broadband (for films) and magazines and internet narrowband (for photos). All our content is sold or licensed repeatedly, unlike inventory items which are sold only once. Furthermore the content is not only sold on one particular release, or issue, but is also re-edited and included for sale on compilations such as “Best of.” titles and publications.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the businesses acquired, (see Note 10) .

Other Intangible Assets represents the value attributable to: a) Customer base, which was acquired from two of the Company’s former distributors in the U.S. and in Canada in 2001 and 2003, respectively, (see Note 4 and 9). The amortization expense is calculated on a straight-line basis over 10 years for each acquisition, and b) Broadcasting asset, which was acquired from International Film Production and Distribution Limited in 2003 (see Note 4 and 9). At the time of acquisition, the asset was deemed to have an indefinite life and is not subject to amortization.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2002, the Company performed the required initial impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. There was no effect on the earnings and financial position of the Company as a result of the impairment testing. The company performs periodic impairment reviews in order to ensure that its accounting treatment is in compliance with SFAS 142 – Goodwill and Other Intangible Assets.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value.

Advertising Costs

Advertising costs are charged to income as incurred. The total advertising costs were EUR 2,291 thousand, EUR 2,146 thousand and EUR 2,489 thousand for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (Note 17).

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for the Company’s stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) for 2003, 2004 and 2005 would have been as per the following table:

	Years ended December 31,
	2003	2004 Restated	2005
	EUR	EUR	EUR
	(in thousands)
Net income, as reported	(570)	(837)	50

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	82	(151)	(272)

Pro forma net income	(448)	(988)	(223)

Net income applicable to common shares, as reported	(718)	(837)	50

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	82	(151)	(272)

Pro forma net income applicable to common shares	(636)	(988)	(223)

Earnings per share:
Basic – as reported	(0.02)	(0.02)	0.00

Basic – pro forma	(0.01)	(0.02)	0.00

Diluted – as reported	(0.02)	(0.02)	0.00

Diluted – pro forma	(0.01)	(0.02)	0.00

The weighted average fair value of options granted during 2005 was estimated at $0.75 per share, based upon the Black-Scholes option-price model with the following weighted average assumptions: 0% dividend yield, expected volatility of 70%, risk-free interest rate between 4.16% and 4.57% and an expected life of 2.5 years.

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

Reclassification

Certain reclassifications of prior year balances have been made in the accompanying consolidated financial statements to conform to the 2005 presentation.

3. Restatement

In connection with the preparation of the Company’s 2005 annual financial statements, management of the Company identified a design problem in the Company’s warehouse management information system and advised the Audit Committee and the Company’s Board of Directors on March 21, 2006 that the previously issued 2004 financial statements require restatement to adjust the carrying value of inventory of DVDs by Euro 1,118 thousand. The Company’s Chief Financial Officer also discussed the matter with the Company’s independent accountants. Both the Audit Committee and the Company’s Board of Directors agreed on the same date to follow the advise of management to restate the 2004 financial statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The previously reported total and per share amounts and the effects of this restatement on the previously reported results of operations for 2004, and the restated amounts are as follows:

Consolidated Balance Sheets

	December 31, 2004
	As Previously Reported	As Restated	Effect of Change
	EUR	EUR	EUR
	(in thousands)
Inventories – net	9,978	8,860	(1,118)
Deferred tax asset	2,350	2,393	43
Total current assets	30,494	29,419	(1,075)
Total assets	63,281	62,205	(1,075)
Retained earnings	28,213	27,138	(1,075)
Total shareholders’ equity	46,026	44,951	(1,075)
Total liabilities and shareholders’ equity	63,281	62,205	(1,075)

Consolidated Statements of Income and Comprehensive Income

	Year ended December 31, 2004
	As Previously Reported	As Restated	Effect of Change
	EUR	EUR	EUR
	(in thousands except per share data)
Cost of sales	18,080	19,198	(1,118)
Gross profit	17,533	16,415	(1,118)
Operating profit (loss)	(443)	(1,561)	(1,118)
Income (loss) before income tax	(1,046)	(2,164)	(1,118)
Income tax (benefit)	(1,284)	(1,327)	43
Net income (loss)	238	(837)	(1,075)
Comprehensive income (loss)	(80)	(1,155)	(1,075)
Net income (loss) per share – Basic	0.00	(0.02)	(0.02)
Net income (loss) per share – Diluted	0.00	(0.02)	(0.02)

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Shareholders’ Equity

	December 31, 2004
	As Previously Reported	As Restated	Effect of Change
	EUR	EUR	EUR
	(in thousands)
Net income (loss)	238	(837)	(1,075)
Retained earnings	28,213	27,138	(1,075)

Consolidated Statements of Cash Flows

	Year ended December 31, 2004
	As Previously Reported	As Restated	Effect of Change
	EUR	EUR	EUR
	(in thousands)
Net income (loss)	238	(837)	(1,075)
Deferred income taxes	(679)	(721)	(43)
Inventories	754	1,872	1,118

The overstatement of inventory of DVDs from 2004 had no impact on net income and earnings per share in 2005.

4. Transactions

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

5. Trade accounts receivable

Trade accounts receivable consist of the following:

	December 31,
	2004	2005
	EUR	EUR
	(in thousands)
Trade accounts receivable	9,328	9,774
Allowance for doubtful accounts	(930)	(961)

Total trade accounts receivable, net	8,397	8,813

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

6. Inventories

Inventories consist of the following:

	December 31,
	2004 Restated	2005
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,955	3,534
Video cassettes	733	299
DVDs	3,931	5,484
Other	241	463

	8,860	9,780

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Library of photographs & videos

Library of photographs & videos consist of the following:

	December 31,
	2004	2005
	EUR	EUR
	(in thousands)
Gross:
Photographs	6,707	7,288
Videos	33,204	38,457
Translations, Sound Dubbing, & Sub-Titles	8,002	8,964
Digital Manipulation for DVD Masters	6,025	7,503
Digital Manipulation for Broadband Masters	561	584

	54,500	62,797

Less accumulated depreciation:
Photographs	5,469	5,833
Videos	23,004	27,127
Translations, Sound Dubbing, & Sub-Titles	6,293	6,889
Digital Manipulation for DVD Masters	4,175	5,364
Digital Manipulation for Broadband Masters	414	527

	39,354	45,739

Net:
Photographs	1,239	1,455
Videos	10,200	11,331
Translations, Sound Dubbing, & Sub-Titles	1,709	2,075
Digital Manipulation for DVD Masters	1,851	2,139
Digital Manipulation for Broadband Masters	148	58

	15,146	17,058

8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2004	2005
	EUR	EUR
	(in thousands)
Building	8,202	—
Equipment & Furniture	7,854	8,272
Website Development	1,323	1,453
E-commerce software system	471	471
Translation difference	(9)	—
Accumulated depreciation	(6,932)	(8,034)

Total Property, Plant and Equipment, net	10,910	2,163

Included under property, plant and equipment in 2004 under building is the value of our real estate property located in Barcelona, Spain. On February 4, 2005, we entered into an agreement with Local i Serveis Sant Cugat, S.L. to sell the remaining part of our real estate property. The consideration under the agreement was 6.9 million euro which was received in two installments in June 2005 and November 2005. Part of the proceeds from the sale were used to repay the outstanding balance on the loan related to the building, see Note 12. As a result of this sale we have sold the entire office building for a total of 11.5 million euro with a gain of 1.3 million euro.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9. Other Intangible Assets

Other intangible assets consist of the following:

	Years ended December 31,
	2004	2005	2004	2005	2004	2005
	Broadcasting asset		Customer Base		Total
	EUR	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Beginning of year	2,525	2,525	1,240	1,240	3,765	3,765
Acquisition value (cost)	—	—	—	—	—	—

End of year	2,525	2,525	1,240	1,240	3,765	3,765
Accumulated amortization, beg	—	—	(174)	(298)	(174)	(298)
Amortization	—	—	(124)	(124)	(124)	(124)

Accumulated amortization, end	—	—	(298)	(422)	(298)	(422)

Net book value	2,525	2,525	942	818	3,467	3,343

Broadcasting asset is deemed to have an indefinite life and is not subject to amortization. The estimated amortization expense for customer base for the five years ended December 31, 2006 to 2010 is EUR 124 thousand per year.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Goodwill

	Years ended December 31,
	2004	2005
	EUR	EUR
	(in thousands)
Beginning of year	2,900	2,900
Acquisition value (cost)	—	—

End of year	2,900	2,900
Accumulated amortization, beginning	(475)	(475)
Amortization	—	—

Accumulated amortization, ending	(475)	(475)

Net book value	2,425	2,425

11. Note Receivable

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

12. Borrowings

Short- and long-term borrowings are comprised of the following:

	December 31,
	2004	2005
	EUR	EUR
	(in thousands)
Short-term borrowings:
Banks	1,200	1,400
Non-institutional debt	2,242	2,453

	3,442	3,853

Current portion of long-term borrowings:
Banks	648	503
Non-institutional debt	665	1,009

	1,313	1,511

Long-term borrowings:
Banks	3,049	555
Non-institutional debt	60	—

	3,109	555

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Banks

In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million and EUR 2.45 million was received in 2003 and 2004 respectively. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purposes of financing the construction of an office building and is secured by a mortgage on the building. In 2004 and 2005 the Company sold the property and repaid EUR 1.9 million and EUR 2.2 million, respectively. The balance outstanding on the loan as of December 31, 2005 was EUR 0.1 million.

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder. The balance outstanding on the loan as of December 31, 2005 was EUR 1.0 million.

The Company’s Spanish subsidiary has existing bank line of credit agreements under which this subsidiary may borrow up to EUR 1.4 million. Borrowings under the lines of credit during 2005 were charged at interest rates of EURIBOR+1.25-1.50%. At December 31, 2004 and 2005 the borrowings outstanding under these agreements amounted to EUR 1.2 million and EUR 1.4 million, respectively.

At December 31, 2005 the Company’s Swedish subsidiary had an outstanding bank loan totaling EUR 15 thousand. Interest on the loan at December 31, 2005 was 8% which was equal to the Swedish banks’ official interest rate at that time. The loan requires principal repayments of EUR 5 thousand quarterly plus accrued interest and the loan matures on September 30, 2006. The loan has been guaranteed by the Company’s principal shareholder.

Non-institutional debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum, and to refinance a $ 3.0 million loan from Beate Uhse AG, discussed below (the “$ 3.0 Million Beate Uhse Loan”), which had a maturity date of December 13, 2003. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note or refinancing of the $ 3 Million Beate Uhse Loan. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2005 the outstanding principal under the Note was EUR 2.5 million.

On December 13, 2002, the group’s holding company, Private Media Group, Inc., borrowed $ 3.0 million from Beate Uhse AG under a Loan Agreement (the $ 3 Million Beate Uhse Loan). Interest accrues at the rate of 5%, payable quarterly, with the entire principal plus accrued interest due at maturity, December 13, 2003. In December 2003, Beate Uhse AG notified Private Media Group, Inc. that the full loan amount was due and payable and offered to extend the loan maturity, subject to receipt of adequate collateral. Subsequently, Beate Uhse AG proposed an agreement whereby, so long as Private and Beate Uhse continued to maintain a business relationship, no action would be taken to enforce repayment of the $ 3 Million Beate Uhse Loan, and that loan payments would be made from credits based upon orders by specified Beate Uhse companies to specified Private Media Group companies, as was done with the $ 2 million Beate Uhse loan. Beate Uhse offered that this arrangement would be

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acceptable until December 31, 2005 and that any outstanding balance on the loan would have to be paid by then. In September, a formal agreement reflecting the aforementioned was reached with Beate Uhse AG regarding the restructuring of the $ 3 Million Beate Uhse Loan. As of December 31, 2004 the outstanding balance under the Loan Agreement was EUR 0.7 million and as of September 30, 2005, the loan was repaid in its entirety.

At December 31, 2005, the Company’s Spanish subsidiary had a total debt of EUR 11 thousand under certain long term leasing agreements under which the subsidiary has acquired certain equipment, machinery and fixtures. The leasing arrangements carry an average EURIBOR+1.5% rate of interest and cover 36-60 month periods. Payments under these lease agreements are made monthly.

Convertible notes

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million, Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The securities purchase agreements each provided for the sale of one-half of the convertible notes ($1.125 million aggregate principal amount) and the issuance of all of the Series A and B Warrants as of the first closing, September 19, 2003, and obligated each of the investors to purchase, and for us to sell and issue to these investors, the remaining convertible notes ($1.125 million aggregate principal amount) immediately following the registration with the SEC of the common stock issuable under the convertible notes and the warrants (the second closing), which financing was completed effective October 27, 2003. Effective as of the first closing we received aggregate gross cash proceeds of $1,125,000, and we received an additional $1,125,000 of aggregate proceeds at the second closing, in each case before deduction of selling expenses. Effective January 2004, one investor converted $0.3 million (EUR 0.2 million) of principal into common stock and in December 2005 another investor converted $0.6 million (EUR 0.5 million) of principal into common stock. As of December 31, 2005, the amount recorded under current portion of long term borrowings, after charging debt discount of EUR 0.6 million to additional paid in capital in 2003, was EUR 1.0 million.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which 100,000 were converted into 38,987 shares of commons stock through a cashless conversion.

13. Accrued other liabilities

Accrued other liabilities are comprised of the following:

	December 31,
	2004	2005
	EUR	EUR
	(in thousands)
Accrued expenses	122	27
Deferred income	462	373
Taxes and social security	352	939
Other	131	344

	1,068	1,682

14. Income taxes

Following is a summary of income before income taxes of U.S. and international operations:

	Years ended December 31,
	2003	2004 Restated	2005

	EUR	EUR	EUR
		(in thousands)
USA	(1,474)	(2,329)	(2,042)
International	399	164	1,537

	(1,075)	(2,165)	(505)

The provision for income taxes consisted of the following in the years ended December 31, 2003, 2004, and 2005:

	Years ended December 31,
	2003	2004 Restated	2005

	EUR	EUR	EUR
		(in thousands)
Current
Federal	—	—	—
State	17	1	(1)
Foreign	721	(607)	(56)

Current tax expense	738	606	(57)

Deferred
Federal	(473)	(595)	(495)
State	42	(98)	(81)
Foreign	(810)	(29)	79

Deferred tax expense/(benefit)	(1,241)	(722)	(498)

Income tax expense/(benefit)	(504)	(1,327)	(555)

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes determined using the United States corporate statutory rate of 35% to actual income taxes provided is as follows:

	Years ended December 31,
	2003	2004 Restated	2005

US federal statutory income tax rate	35.00%	35.00%	35.00%
Aggregate effect of foreign tax rates	28.65%	30.47%	95.34%
Permanent differences
Items not deductible for tax purposes	(0.12%)	3.91%	13.22%
Prior period adjustments	6.28%	140.12%	-14.68%
Other	(11.09%)	(36.46%)	-16.60%
Movement in valuation allowances	(11.85%)	(111.73%)	63.53%

Total tax provision	46.88%	61.31%	175.82%

In 2004, a deferred tax asset was recognized for the Subpart F income that has been previously taxed at the US federal and state levels and not included in the US parent company’s financial income. As of December 31, 2005, the deferred tax impact of this amount was fully offset by the recognition of a valuation allowance.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

	December 31,
	2004 Restated	2005

	EUR	EUR
	(in thousands)
Deferred Tax Assets:
Provisions for sales returns	164	103
Provision for bad debts	52	52
Differences in fixed assets	97	51
Deferred expenses/revenues	150	192
NOL carryforwards	2,103	3,067
Investment in subsidiaries	2,169	1,218
Other	115	104

	4,850	4,787
Less: Valuation allowance	(2,457)	(1,952)

	2,393	2,836
Deferred Tax Liabilities:
Deferred expenses/revenues	—
Spanish leasing benefits	(11)	(14)
Investment Incentives	(8)	(8)
Swedish Tax Reserves	(45)	(30)

Net deferred tax asset/(liability)	2,328	2,783

Net Operating Loss Carryforward

The company’s operating loss carry-forwards are described in the table below:

Year ended December 31 2005
EUR
(in thousands)
United States	8,866
Sweden	10
Cyprus	1,603
Spain	2,749
Holland	414
Italy	11
France	6
Canada	429

14,087

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remittances of undistributed earnings of the Company’s foreign subsidiaries because it is expected that all such earnings will be permanently reinvested in these foreign operations.

15. Related party transactions

In December 2001 we borrowed $4.0 million from Commerzbank AG pursuant to a Note originally due December 20, 2002 in order to expand our product portfolio. Subsequently the maturity of the Note was extended to March 2003. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest due on maturity. The Note is prepayable in full upon the sale of equity by us. Upon the Note becoming prepayable, we are required to repay the entire principal amount of the Note together with the greater of (1) accrued interest payable on the Note or (2) a prepayment premium equal to $200,000. The Note is secured by a guaranty from Slingsby Enterprises and a pledge by Slingsby Enterprises of 5,600,000 shares of our Series A Preferred Stock. The lender and Slingsby Enterprises have also agreed that if the Note remains unpaid at maturity, Commerzbank may elect to exchange the Note for Series A Preferred Stock or common stock owned by Slingsby Enterprises to the value of $5.0 million. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. As of December 31, 2005 the outstanding principal under the Note was $ 2.9 million (or EUR 2.5 million). In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby. Slingsby Enterprises is beneficially owned by Berth H. Milton, Chairman of the Board of Directors.

The Company has short-term loans receivable from entities controlled by the Company’s principal shareholder of EUR 4.2 million and EUR 5.9 million at December 31, 2004 and 2005 respectively. The increase in related party receivable of during 2005 was principally due to a claim of EUR 1.5 million related to the purchase of a real estate property located in Barcelona, Spain. The loans bear interest at a rate of EURIBOR+1% payable annually. The balance of these loans at December 31, 2005 totaled EUR 5.9 million which includes accrued interest.

As of December 31, 2004, the Company had a note payable to an entity controlled by the Company’s principal shareholder. The amount payable at December 31, 2004 was EUR 0.7 million. The note was subject to interest at a rate of EURIBOR+1% payable annually. The note was originally payable at December 31, 2004, but was re-negotiated to expire December 31, 2008. In 2005 the note was repaid in its entirety via an offset against a claim related to the purchase of the real estate property located in Barcelona, Spain.

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

16. Shareholders’ equity

Retained Earnings

The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd, Milcap Media Ltd. and Fraserside Holdings Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company is not currently aware of any significant restrictions that would inhibit its ability to pay dividends should it choose to do so, although the Company’s current intention is to re-invest the unremitted earnings of its foreign subsidiaries. In addition the Company is restricted from payment of dividends under the terms of its short-term note agreement (Note 12).

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2000 the Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares. Such purchases may be made from time to time in the open market for an indefinite period of time. As of December 31, 2005 no shares had been repurchased.

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

The Company has issued warrants in connection with the issuance of a convertible note, see convertible notes below.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2003	2004 Restated	2005
Numerator: (EUR in thousands)
Net income (numerator diluted EPS)	(570)	(837)	50

Less: Dividends on preferred stock	148	—	—

Income applicable to common shares (numerator basic EPS)	(718)	(837)	50

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	43,493,163	50,136,203	51,720,180
Effect of dilutive securities:
Preferred stock	n/a	n/a	—
Common stock warrants, options and other dilutive securities	n/a	n/a	1,435,131

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	n/a	53,155,311

Earnings per share (in EUR)
Basic	(0.02)	(0.02)	0.00

Diluted	(0.02)	(0.02)	0.00

For 2003 and 2004 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.02 and EUR 0.02, respectively. The equivalent of 7,230,440 and 2,240,959 common shares derived from dilutive securities such as options, warrants, convertible notes and convertible preferred shares are excluded from the diluted earnings per share for 2003 and 2004, respectively, as they are anti-dilutive.

18. Commitments and contingent liabilities

The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent in the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2003, 2004 and 2005 amounted to EUR 931 thousand, EUR 967 thousand and EUR 651 thousand, respectively.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under non-cancelable leases as of December 31, 2005 are as follows:

Year	EUR (in thousands)
2006	604
2007	570
2008	96
2009	56
2010	53

1,380

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

Information concerning net sales from the Company’s geographic locations is summarized as follows:

	Years ended December 31,
	2003	2004	2005
	EUR	EUR	EUR
	(in thousands)
Net Sales
USA	5,527	5,486	1,774
Gibraltar	975	1,276	1,276
Cyprus	9,985	13,614	10,201
Sweden	25,668	23,690	19,554
Spain	32,035	26,763	23,754
France	1,595	1,698	1,081
Benelux	3,212	3,072	2,437
Canada	546	1,206	495

Eliminations	(41,051)	(41,193)	(32,799)

Total	38,491	35,612	27,772

Eliminations principally relates to inter-group revenue arising from trademark, license and distribution agreements between the Company’s subsidiaries in USA, Gibraltar, Cyprus, France, Sweden, Spain and the Netherlands.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2004	2005
	EUR	EUR
	(in thousands)
Long-lived assets
USA	921	320
Cyprus	17,328	18,486
Sweden	4,166	4,753
Spain	9,483	1,147
France	21	14
Benelux	247	69
Gibraltar	—	19
Canada	620	485

Total	32,787	25,294

One customer accounted for 9%, 9% and 8% of consolidated revenues for the years ended December 31, 2003, 2004 and 2005, respectively.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2003	2004	2005
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Magazines	5,316	5,121	3,739
Video	7,206	2,130	270
DVDs	18,309	19,488	15,087
Internet	4,819	4,859	4,098
Broadcasting	2,626	3,463	3,574
Wireless	212	551	1,006

Total	38,491	35,612	27,774

20. Stock-based compensation

On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan (“the Plan”). The Plan was amended in February 2003 and provides for the issuance of up to 7,200,000 shares of the Company’s common stock to employees, consultants and advisors of the company.

At December 31, 2005, stock options to purchase an aggregate of 2,740,186 shares of the Company’s common stock were outstanding under the Plan and these options have a weighted average contractual remaining life of approximately 3.19 years. Options for 2,559,186 shares were exercisable with exercise prices ranging from $1.19 to $11.71 per share and the weighted average exercise price of vested options equals $5.22 as of December 31, 2005. Vested options for 438,250 shares have exercise prices ranging from $1.19 to $3.25 per share and a weighted average exercise price of $2.39 per share as of December 31, 2005. Vested options for 1,620,436 shares have exercise prices ranging from $4.17 to $6.00 per share and a weighted average exercise price of $4.85 per share as of December 31, 2005. Vested options for 500,500 shares have exercise prices ranging from $7.16 to $11.71 per share and a weighted average exercise price of $8.92 per share as of December 31, 2005.

Options for 121,000 shares were granted during 2005 at a weighted average exercise price of $5.37 per share. The weighted average time period from December 31, 2005 until the options granted in 2005 become exercisable is 0.8 years.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2005, options for 2,153,778 shares were available for future grant under the Plan. Share options become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee. Options granted under the Plan generally expire 5-10 years following the date of grant, certain options grants may have shorter lives.

A summary of stock option activity for the years ended December 31, 2003, 2004 and 2005 is a follows:

	Number of Shares	Weighted average exercise price in USD
Granted	2,150,000	1.53
Exercised	—	—
Forfeited (2)	1,711,142	6.13	(1)

Outstanding December 31, 2003	4,110,253	3.30	(1)
Granted	603,000	4.65
Exercised	19,500	1.16
Forfeited	32,192	6.10

Outstanding December 31, 2004	4,661,561	3.16	(1)

Granted	121,000	5.37
Exercised	2,000,750	2.00
Forfeited	41,625	5.13

Outstanding December 31, 2005	2,740,186	5.22	(1)

(1)	Weighted average information relates only to options vested and priced through each period.
(2)	1,500,000 forfeited options relates to options that had previously been awarded to the former CEO who left the Company in November 2003.

The Company applies APB 25, and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Selected quarterly financial data (unaudited)

Selected quarterly financial data for the years ended December 31, 2005 and 2004 is summarized as follows:

	For the year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	7,438	7,083	6,295	6,956	27,772
Gross profit	2,965	2,878	3,163	4,169	13,175
Net income (loss)	670	(641)	(73)	94	50
Net income (loss) per share:
Basic	0.01	(0.01)	0.00	0.00	0.00

Diluted	0.01	(0.01)	0.00	0.00	0.00

Weighted average shares outstanding:
Basic	50,382,898	52,161,157	52,152,232	52,182,053	51,720,180

Diluted	53,157,264	n/a	53,257,429	53,187,430	53,155,311

	For the year 2004 - Restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	9,951	9,267	10,579	5,815	35,612
Gross profit	4,856	5,245	4,778	1,536	16,415
Net income (loss)	381	807	380	(2,405)	(837)
Net income (loss) per share:
Basic	0.01	0.02	0.01	(0.06)	(0.02)

Diluted	0.01	0.02	0.01	(0.06)	(0.02)

Weighted average shares outstanding:
Basic	50,084,407	50,163,938	50,130,762	50,140,526	50,136,203

Diluted	52,388,120	52,153,695	52,283,523	n/a	n/a

(i)	As discussed in Note 3, the Company has determined it to be required to restate the previously recorded impact of cost of sales on gross profit, tax and net income in the first – third quarters of 2004. The impact of these adjustments are as follows: First quarter – gross profit and net income was reduced by EUR 419 thousand and EUR 403 thousand, respectively, and basic and diluted earnings per share by EUR 0.01 and EUR 0.00, respectively. Second quarter – gross profit and net income was reduced by EUR 366 thousand and EUR 352 thousand, respectively, and basic and diluted earnings per share by EUR 0.00 and EUR 0.00, respectively. Third quarter – gross profit and net income was reduced by EUR 333 thousand and EUR 320 thousand, respectively, and basic and diluted earnings per share by EUR 0.00 and EUR 0.00, respectively. The difference in impact on gross profit and net income for the first – third quarters is the result of tax benefit.
(ii)	On September 30, 2004 the Company’s US subsidiary outsourced its distribution and the impact has initially been a temporary loss of revenues from the US during the fourth quarter transition period. The loss of revenues had a significant impact on gross profit. However, during the first quarter of 2005 distribution resumed and we expect the impact of the restructuring to increase gross profit and reduce selling, general and administrative expenses in 2005 compared to 2004.
(iii)	During the fourth quarter of 2004, the Company wrote off video cassette inventory to a value of EUR 1.5 million and consequently gross profit was impacted by the same amount.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Recent accounting pronouncements

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

23. Subsequent events

In February 2006, the Company received final payment of EUR 225,000 for the sale of the building and repaid the remainder of the loan related to the building.

In March 2006, a Convertible Note holder converted USD 200,000 of principal into shares of common stock as per the terms of the Agreement.

SCHEDULE II

PRIVATE MEDIA GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions charged to
	Opening balance	Costs and expenses	Revenue (a)	Deductions (b)	Ending balance
	EUR	EUR	EUR	EUR	EUR
Description
Allowance deducted in the balance sheet from the asset to which it applies:
Year ended December 31, 2005:
Allowance for magazine returns	1,658	—	5,307	(5,354)	1,611

Allowance for doubtful accounts	930	246		(215)	961

Year ended December 31, 2004:
Allowance for magazine returns	2,191	—	6,229	(6,762)	1,658

Allowance for doubtful accounts	2,024	1,649	—	(2,743)	930

Year ended December 31, 2003:
Allowance for magazine returns	1,907	—	5,147	(4,863)	2,191

Allowance for doubtful accounts	1,264	776	—	(16)	2,024

Notes:

(a)	Represents provisions for expected returns of magazines from national distribution networks which are charged to net revenues.
(b)	Represents settlements on returns provisions previously recorded, and write-offs less recoveries on doubtful accounts. The write-off in 2004 relates primarily to one specific receivable from an Internet billing service provider provided for in 2003 and 2004, which has been written off completely after collection attempts failed.