Form 10-Q
period 2006-03-31
PRIVATE MEDIA GROUP INC
filed 2006-05-15
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at May 12, 2006
Common Stock, par value $.001	52,709,151

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31, (Unaudited)
	2005	2006	2006
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	3,112	2,044	2,463
Trade accounts receivable	8,813	8,579	10,337
Receivable from sale of building	225	—	—
Related party receivable	5,888	5,926	7,140
Inventories - net (Note 2)	9,780	9,640	11,614
Deferred income tax asset	2,836	2,836	3,417
Prepaid expenses and other current assets	2,953	2,673	3,220

TOTAL CURRENT ASSETS	33,607	31,698	38,190
Library of photographs and videos – net	17,058	17,159	20,674
Property, plant and equipment – net	2,163	2,310	2,783
Other intangible assets	3,343	3,312	3,991
Goodwill	2,425	2,425	2,922
Other assets	304	321	386

TOTAL ASSETS	58,901	57,226	68,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,853	3,783	4,557
Current portion of long-term borrowings	1,511	1,279	1,541
Accounts payable trade	5,871	5,595	6,741
Income taxes payable	488	292	352
Deferred income taxes	52	52	63
Accrued other liabilities	1,682	1,190	1,434

TOTAL CURRENT LIABILITIES	13,457	12,190	14,687
Long-term borrowings	555	444	535

TOTAL LIABILITIES	14,012	12,635	15,223
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized, 52,478,723 and 52,576,019 issued and outstanding at December 31, 2005 and March 31, 2006, respectively	885	885	1,066
Additional paid-in capital	19,585	19,758	23,805
Retained earnings	27,188	26,686	32,152
Accumulated other comprehensive income	(2,769)	(2,738)	(3,298)

TOTAL SHAREHOLDERS’ EQUITY	44,889	44,592	53,725

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	58,901	57,226	68,947

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended March 31, (unaudited)
	2005	2006	2006
	EUR	EUR	USD
	(in thousands)
Net sales	7,438	6,408	7,720
Cost of sales	4,473	3,583	4,317

Gross profit	2,965	2,825	3,403
Selling, general and administrative expenses (Note 4)	3,518	3,435	4,139
Gain on sale of building	1,279	—	—

Operating profit (loss)	726	(611)	(736)
Interest expense	184	157	189
Interest income	37	47	56

Income before income tax	579	(720)	(868)
Income tax expense (benefit)	(91)	(218)	(263)

Net income (loss)	670	(502)	(605)

Other comprehensive income:
Foreign currency translation adjustments	(59)	32	38

Comprehensive income	611	(471)	(567)

Net income (loss) per share:
Basic	0.01	(0.01)	(0.01)

Diluted	0.01	(0.01)	(0.01)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-months ended March 31, (unaudited)
	2005	2006	2006
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	670	(502)	(605)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	296	220	265
Stock based compensation	—	21	25
Bond adjustment	15	23	27
Bad debt provision	31	8	10
Amortization of other intangible assets	31	31	37
Amortization of photographs and videos	1,522	1,517	1,827
Gain on sale of building	(1,279)	—	—
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(810)	226	272
Related party receivable	(39)	(38)	(46)
Inventories	(408)	140	169
Prepaid expenses and other current assets	(50)	75	91
Accounts payable trade	361	(276)	(333)
Income taxes payable	(79)	(196)	(236)
Accrued other liabilities	119	(493)	(593)

Net cash provided by operating activities	380	756	910
Cash flows from investing activities:
Investment in library of photographs and videos	(1,960)	(1,618)	(1,950)
Capital expenditures	(11)	(360)	(434)
Cash received from sale of building	511	225	271
Investments in (sale of) other assets	(3)	(16)	(20)
Note receivable	190	205	247

Net cash (used in) investing activities	(1,273)	(1,565)	(1,886)
Cash flow from financing activities:
Short-term borrowings – repayments	—	(70)	(84)
Long-term borrowings – repayments	(388)	(220)	(265)
Long-term loan – additions	33	—	—
Short-term borrowings - additions	81	—	—

Net cash (used in) provided by financing activities	(274)	(290)	(349)
Foreign currency translation adjustment	(59)	31	38

Net (decrease) increase in cash and cash equivalents	(1,226)	(1,068)	(1,287)
Cash and cash equivalents at beginning of the period	3,261	3,112	3,750

Cash and cash equivalents at end of the period	2,035	2,044	2,463

Cash paid for interest	132	122	147

Cash paid for taxes	—	—	—

Conversion of bond principal into common stock	—	164	200

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Addi- tional paid-in capital	Common stock to be issued	Retained earnings	Accum- ulated other compre- hensive income	Total share- holders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2005	50,162,176	883	17,321	1,752	27,138	(2,145)	44,951
Repurchase of common stock	(46,479)	—	(127)	—	—	—	(127)
Conversion of bond principal into common stock	312,500	—	529	—	—	—	529
Conversion of bond interest into common stock	49,776	—	113	—	—	—	113
Conversion of options	2,000,750	2	1,750	(1,752)	—	—	—
Translation adjustment	—	—	—	—	—	(626)	(626)
Net income (loss)	—	—	—	—	50	—	50

Balance at December 31, 2005	52,478,723	885	19,585	—	27,188	2,769	44,889
Repurchase of common stock	(10,933)	—	(32)	—	—	—	(32)
Conversion of bond principal into common stock	100,000	—	164	—	—	—	164
Conversion of bond interest into common stock	8,232	—	19	—	—	—	19
Stock based compensation	—	—	21	—	—	—	21
Translation adjustment	—	—	—	—	—	32	32
Net income (loss)	—	—	—	—	(502)	—	(502)

Balance at March 31, 2006	52,576,019	885	19,758	—	26,686	(2,738)	44,590

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2005.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2006 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.83 per USD 1.00 the interbank exchange rate on March 31, 2006. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

Stock-based compensation

On January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment”, (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values. The Company adopted SFAS 123(R) using the modified-prospective method as proscribed in SFAS 123(R). Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R)

Stock-based compensation cost recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation cost recognized in the consolidated financial statements during the first quarter of 2006 included compensation cost for stock-based compensation granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation cost for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation cost recognized in the consolidated statement of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Prior to January 1, 2006, and as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, the Company followed Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations for measurement and recognition of stock-based transactions with employees and adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, generally no compensation expense was recognized since at the date of grant, the exercise price of stock options was set: a) at, or above, current price at closing of market or, b) at the price at closing of market on a pre-determined future date. As of January 1, 2006, the accounting under APB 25 and the disclosure-only provisions of SFAS No. 123 are no longer an alternative.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended March 31, 2005 (in thousands, except per share amounts):

Three-months ended March 31, (unaudited) 2005
EUR (in thousands)
Net income, as reported	670

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(117)

Pro forma net income	553

Earnings per share:
Basic – as reported	0.01

Basic – pro forma	0.01

Diluted – as reported	0.01

Diluted – pro forma	0.01

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

2.	Inventories

Inventories consist of the following:

	December 31, 2005	March 31, 2006
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,534	3,593
Video cassettes	299	266
DVDs	5,484	5,248
Other	463	533

	9,780	9,640

3.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three-months ended March 31,
	2005	2006
Numerator:
Net income (loss) (EUR in thousands)	670	(502)

Denominator:
Denominator for basic earnings per share – Weighted average shares	50,382,898	52,488,883
Effect of dilutive securities:
Convertible Note – Weighted average outstanding	971,562	n/a
Common stock warrants, options and other dilutive securities	1,802,804	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	53,157,264	n/a

Earnings (loss) per share (EUR)
Basic	0.01	(0.01)

Diluted	0.01	(0.01)

For the three months ended March 31, 2006 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share is EUR 0.01. The equivalent of 863,993 common shares derived from dilutive securities such as options, warrants and convertible notes are excluded from the diluted earnings per share for the three months ended March 31, 2006, as they are anti-dilutive.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stock-based compensation

The Company has an Employee Stock Option Plan as described below. On adoption, the Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at March 31, 2006 there would be none. The compensation cost charged against income for the three-month period ended March 31, 2006 was EUR 21 thousand, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

Employee Stock Option Plan

The 1999 Employee Stock Option Plan (“the Plan”), which is shareholder approved, allows the Company to grant options to purchase common stock to designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers of Private Media Group. The Plan authorizes the Company to grant stock options exercisable for up to an aggregate of 7,200,000 shares of common stock. No stock options may be granted under the Plan, after the Plan expires, on March 1, 2009. The purchase price (exercise price) of option shares must be at least equal to the fair market value of such shares on the date the stock option is granted or such later date the Company may specify. The stock option is exercisable for a period of ten years from the date of grant or such shorter period as is determined by the Company. Each stock option may provide that it is exercisable in full or in cumulative or non-cumulative installments, and each stock option is exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee may not exercise a stock option unless from the date of grant to the date of exercise the optionee remains continuously in the Company’s employ.

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current Dividend Policy.

During the three month periods ended March 31, 2005 and 2006 no grants were made.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

A summary of stock option activity for the three month period ended March 31, 2006 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2006	2,740,186	5.22
Granted	—	—
Exercised	—	—
Forfeited	7,500	1.54

Outstanding March 31, 2006	2,732,686	5.19	2.94	769

Exercisable March 31, 2006	2,551,686	5.24	2.95	668

During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plan was USD 0.0 million and USD 6.5 million, respectively, determined as of the date of option exercise.

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the three month period then ended, is presented below:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value in USD
Nonvested January 1, 2006	181,000	0.92
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested March 31, 2006	181,000	0.92

As of March 31, 2006, there was USD 63 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of all shares vested and outstanding at March 31, 2005 and 2006, was USD 6.7 million and USD 6.7 million, respectively.

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2006.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

5.	Contingent Liability

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

6.	Subsequent Events

In April and May 2006, a Convertible Note holder converted USD 361,697 of principal into 180,848 shares of common stock as per the terms of the Agreement.

In May 2006, the Company entered into a five-year Pay-TV content licensing agreement for the territory of German Speaking Europe (the “Agreement”) with Erotic Media AG. The Compensation under the Agreement is EUR 6.0 million and the Company will recognize revenue, in accordance with Statement of Position (SOP) 00-2, and receive cash as follows:

2006 – EUR 3.0 million

2007 – EUR 1.5 million

2008 – EUR 0.5 million

2009 – EUR 0.5 million

2010 – EUR 0.5 million

Under the Agreement the Company has committed itself to contribute EUR 1.0 million in marketing support, which will be distributed equally in 2006 and 2007.

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

Overview

We are an international provider of adult media content. We acquire still photography and motion pictures from independent directors and process these images into products suitable for popular media formats such as print publications, DVDs and digital media content for Broadcasting and Internet distribution. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties.

We operate in a highly competitive, service-oriented market and are subject to changes in business, economic and competitive conditions. Nearly all of our products compete with other products and services that utilize adult leisure time and disposable income.

We generate revenues primarily through:

•	sales of movies on DVDs;

•	sales of adult feature magazines;

•	Internet subscriptions and licensing;

•	broadcasting movies through cable, satellite and hotel television programming;

•	sales of adult mobile content (wireless); and

•	content, brand name and trademark licensing.

Over time, we expect net sales from magazines to continue to decline as a percentage of net sales in relation to total net sales from DVDs, the Internet and broadcasting. We expect net sales from DVDs, the Internet, wireless and broadcasting to grow during the coming years.

We released 113 titles on DVD during 2005, 104 titles during 2004 and 111 titles during 2003, including both new and archival material. We plan to release approximately 120 proprietary titles on DVDs in 2006. In addition, in 2004 we signed an exclusive three year Agreement with US-based Pure Play Media, Inc. for content distribution in Europe. Under the agreement, we are distributing approximately six to ten newly produced movie titles per month in Europe, our main market for DVDs. The content controlled by Pure Play Media features top US producers and directors such as Michael Ninn, Seymore Butts, and Cousin Stevie. The arrangement is based on a split of gross profit and does not require any up-front or future investment in content by Private. We started releasing titles on DVD under this agreement in the second quarter of 2005.

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

Our magazines and DVD covers are printed by independent third-party printers in Spain. We introduced DVDs as a motion picture medium in 1999. The production of each DVD master disc, prior to duplication, costs approximately $10,000. DVDs have a relatively low cost of duplication, inclusive of box and packaging, of approximately $2.00 per unit. Our DVDs are duplicated on an all region format, playable on both NTSC and PAL with multiple languages and sub-titles.

Over the years, our cost of sales has been fluctuating relative to net sales due to our use of new mediums for our products, such as the Internet, wireless and broadcasting. Internet, wireless and broadcasting sales has historically not carried any cost of sales and variations in these areas affect the overall cost of sales percentage in relation to sales. These new media provide us with additional sales of our existing content

We also incur significant intangible expenses in connection with the amortization of our library of photographs and movies and capitalized development costs, which include the Internet. We amortize these tangible and intangible assets on a straight-line basis for periods of between three and five years.

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

Recognition of Revenue

Revenues from the sale of magazines, DVD’s and other related products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery.

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

Revenues from the sale of DVDs under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) persuasive evidence of a sale or licensing arrangement with a customer exists, (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery (in accordance with the terms of the arrangement), (iii) the license period has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the fee is fixed or determinable and (v) collection of the fee is reasonably assured. Revenues from satellite & cable broadcasting are recognized based on sales reported each month by its cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems until approximately 90 - 120 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt.

Revenues from wireless are recognized based on sales reported each month by aggregators. The aggregators do not report actual monthly sales for each of their systems until approximately 90 - 120 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each aggregator. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt.

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

Inventories

Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories principally consist of DVD’s and magazines held for sale or resale. The inventory is written down to the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Net sales. For the three months ended March 31, 2006, we had net sales of EUR 6.4 million compared to net sales of EUR 7.4 million for the three months ended March 31, 2005, a decrease of EUR 1.0 million or 14%.

DVD sales decreased EUR 0.5 million, or 12%, to EUR 3.6 million. The decrease in DVD sales was primarily attributable to a reduction in points of sales carrying our DVD products. The reduction of points of sales occurred during 2005 as a result of the Company’s decrease in releases of new movie productions. Currently, and going forward, the Company is releasing the optimal level of new movie productions and subsequently, during 2006, we expect to regain the points of sales. Video sales decreased EUR 0.1 million to EUR 0.0 million since the Company no longer sells video cassettes. Magazine sales decreased EUR 0.7 million, or 57% to EUR 0.5 as a result of lower quantities sold through certain retail channels during the three month period. Internet sales was EUR 1.0 million, which represents no change compared to the same period last year. Broadcasting sales increased EUR 0.1 million to EUR 0.9 million as a result of an increase in video on demand sales offset by a temporary decrease in channel licensing sales due to the switchover to new channel licensing partners. Wireless sales increased EUR 0.3 million to EUR 0.4 million as a result our content being available with more operators

Going forward, we expect DVD, Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 3.6 million for the three months ended March 31, 2006 compared to EUR 4.5 million for the three months ended March 31, 2005, a decrease of EUR 0.9 million, or 20%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 2.0 million for the three months ended March 31, 2006 compared to EUR 2.8 million for the three months ended March 31, 2005. Printing, processing and duplication cost as a percentage of sales was 31% for the three months ended March 31, 2006, which represents a decrease of 6%. The decrease was the result of an increase in average price on products sold Amortization of library was EUR 1.5 million for the three months ended March 31, 2006 compared to EUR 1.5 million for the three months ended March 31, 2005, which represents no change. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Broadcasting cost was EUR 0.1 million for the three months ended March 31, 2006 compared to EUR 0.2 million for the three months ended March 31, 2005. Broadcasting cost represents programming and transmission cost.

Gross Profit. In the three months ended March 31, 2006, we realized a gross profit of EUR 2.8 million, or 44% of net sales compared to EUR 3.0 million, or 40% of net sales for the three months ended March 31, 2005. The increase in gross profit as a percentage of sales was the result of sales mix and increased margins on DVD sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.4 million for the three months ended March 31, 2006 compared to EUR 3.5 million for the three months ended March 31, 2005, a decrease of EUR 0.1 million, or 2%.

Gain on sale of building. We reported gain on sale of building of EUR 1.3 million for the three months ended March 31, 2005.

Operating profit (loss). We reported an operating loss of EUR 0.6 million for the three months ended March 31, 2006 compared to an operating profit of EUR 0.7 million for the three months ended March 31, 2005. The decrease in operating profit of 1.3 was primarily the result of the absence of gain on sale of building in 2006.

Interest expense. We reported interest expense of EUR 0.2 million for the three months ended March 31, 2006, compared to EUR 0.2 million for the three months ended March 31, 2005.

Income tax benefit. We reported income tax benefit of EUR 0.2 million for the three months ended March 31, 2006, compared to EUR 0.1 million for the three months ended March 31, 2005. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net income/loss. We reported net loss of EUR 0.5 million for the three months ended March 31, 2006, compared to net income of EUR 0.7 million for the three months ended March 31, 2005. We attribute the change in net income in 2006 of EUR 1.2 million compared to 2005 primarily to the absence of gain on sale of building in 2006.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 19.5 million at March 31, 2006, a decrease of EUR 0.6 million compared to the year ended December 31, 2005. The decrease is principally attributable to a decrease in current assets.

Operating Activities

Net cash provided by operating activities was EUR 0.8 million for the three months ended March 31, 2006, and was primarily the result of net income, as adjusted for non-cash transactions, offset by uses of cash related to changes in operating assets and liabilities. The net loss of EUR 0.5 million was adjusted to reconcile net income to net cash flows from operating activities with some minor adjustments, depreciation of EUR 0.2 million and amortization of photographs and videos of EUR 1.5 million making a total of EUR 1.8 million, providing a net balance of EUR 1.3 million. The total of EUR 1.3 million was then reduced by changes in related party receivable, income taxes payable, accounts payable trade and accrued other liabilities totaling EUR 1.0 million offset by EUR 0.4 million from trade accounts receivable, inventories and prepaid expenses and other current assets. Net cash provided by operating activities was EUR 0.4 million for the three months ended March 31, 2005. The increase in cash provided by operating activities for the three months ended March 31, 2006 compared to the same period last year is the result of adjustment to reconcile net income to net cash flows from operating activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2006 was EUR 1.6 million. The investing activities were principally investment in library of photographs and videos of EUR 1.6 million, which was carried out in order to maintain the 2006 release schedules for both magazines and DVDs and capital expenditure of EUR 0.4 million offset by EUR 0.4 million from the last payment on sale of building and note receivable. Net cash used in investing activities increased EUR 0.3 million over the same period last year. The increase is principally due to less cash received from sale of building.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2006 was EUR 0.3 million, represented by repayments on short- and long-term borrowings, which included the final payment on the loan related to the building. Compared to the three-month 2005 period there was no change.

Non-Cash Transaction

In March 2006 a holder of a convertible note converted $0.2 million of principal into common stock. As of March 31, 2006, the amount recorded for the convertible note under current portion of long term borrowings was EUR 0.8 million.

Contractual obligations

During the three-month period ended March 31, 2006, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2005.

Outlook

We expect growth going forward, particularly in DVD, Internet, broadcasting and wireless sales. Below follows a discussion highlighting some of the important factors which we expect to contribute to the growth:

DVDs

During 2005 we increased our investment in our library of photographs and videos by 69% compared to the same period in 2004 and subsequently we will release more new proprietary movie titles in 2006 compared to 20052. We expect the increase of new movie releases in 2006 to result in increased DVD sales. We do also expect margins on DVD sales to improve since additional new releases available for sale increases the average sales price per unit.

Internet

During the second quarter of 2005, we contracted with a third-party in order to increase profitable traffic to our sites. The program was started in May and includes developing our sites from a Search Engine Optimization (SEO) perspective and creating an affiliate program, Private Cash, for webmasters around the world. During the second half of 2005 the number of unique visits to our main sites increased by 50% compared to the same period in 2004 and for the first quarter of 2006 this trend continues. Historically, we have not carried out any of the above activities and going forward we expect the SEO and affiliate program to increase Internet sales from both memberships and our online shop. In addition, the Company is opening up a localized custom made website for several countries in East Asia and the Company expects the business from this site to add to sales.

[2]	The window from investment in a movie title to release is typically six to eight months.

Broadcasting

During the second quarter of 2005, we made an agreement with Playboy TV Latin America for the operation and distribution of Private branded TV channels in Latin America. With this new agreement we are significantly increasing our broadcasting presence in this region and in 2006 we expect to start seeing an impact on our revenues from the region.

In the third quarter of 2005 we made an agreement with a member of the Portland Television Group of companies for the launch of a new Private channel in the UK. This fresh new channel will be launched in May 2006 and replace the Private Blue channel, which was established in the UK in 2000. The new channel will primarily be available as a pay-per-view channel via the BSkyB Digital Satellite platform. The BSkyB platform currently carries more than 7.4 million subscribers. We expect this new channel to start having an impact on profits during the second half of 2006.

In November 2005 we signed a five-year agreement with Playboy TV International to merge our two adult pay-TV channels, Private Gold and Spice Platinum in Europe and thereby consolidating market leadership in the region. The new channel is called Private Spice and was launched in April 2006. There is little overlap between the two channels and subsequently the new channel will significantly increase the distribution in the region. We expect this new channel to start having an impact on profits during the second half of 2006.

During the second half of 2005 we have also seen evidence of an emerging new source of significant future profits in the True Video on Demand (TVOD3) market in Europe. Revenues from our first distributor on this type of platform have increased steadily during 2005 and the growth in our revenues has been in line with the subscriber growth on this new VOD platform. We have reason to believe that our revenue will continue to grow in line with the forecasted subscriber growth on this new VOD platform and subsequently we expect a contribution to operating profit of more than EUR 0.5 million for 2006 from this new distributor. Furthermore, we expect to contract additional TVOD platforms in Europe in the second half of 2006, however, we are currently unable to determine the future potential contribution to operating profit from these platforms.

In May 2006, the Company entered into a five-year Pay-TV content licensing agreement for the territory of German Speaking Europe with Erotic Media AG. Under the terms of the agreement, Private Media Group will receive 6 million euro, including 3 million euro in 2006 and 1.5 million euro in 2007, in exchange for Erotic Media’s immediate and future access to a specified quantity of titles in Private’s content library. The agreement is highly profitable and the Company expects it to make a substantial contribution to operating profit.

Wireless – Adult Mobile Content

During the second quarter of 2005, we created a dedicated mobile content department headed up by Tim Clausen. This new development has launched us into a new era, gaining carriage with both national

[3]	True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only order the program online, but be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.

and international mobile carriers, and we are currently in the process of expanding our business in this market via several new operators. This will enable us to leverage our unique range of content, our trademarks and our huge existing customer base to take our mobile presence in Europe to a truly market dominant position. In 2005, the revenues from this distribution channel increased 83% compared to 2004 and sales compared to 2005 continues to increase. The increase in revenues is related to our content being available with additional new mobile phone operators.

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

We are currently unable to determine what our potential revenue will be from the marketing of our content to the mobile adult content market. However, we believe that adult content, as it has done with other new technologies, will help to drive the sale of content on mobile devices4.

Liquidity

We expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise additional funds to support more rapid expansion or respond to unanticipated requirements.

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

[4]	Juniper Research estimates in its white paper Adult to Mobile: Personal Services – Second Edition (February 2005) that the global mobile adult content market will more than triple over the next five years, to nearly US$2.1 billion by 2009.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Convertible Notes

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

In March 2006 we issued an aggregate of 8,232 shares of common stock in payment of $22,870 of accrued interest under the notes. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to institutional investors believed to be accredited investors and was made without general solicitation or advertising.

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended March 31, 2006

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January, 2006	10,935	$3.57	—	—
February, 2006	—	—	—	—
March, 2006	—	—	—	—

Total (1)	10,935	$3.57	—	—

(1)	We have an arrangement with a non-affiliated shareholder whereby we sell our products in exchange for shares of common stock valued at market price at the time of repurchase. We may repurchase up to an additional 34,999 shares of common stock under this arrangement.

Item 6.	Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: May 15, 2006	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer