Form 10-Q
period 2006-06-30
PRIVATE MEDIA GROUP INC
filed 2006-08-14
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at August 10, 2006
Common Stock, par value $.001	52,945,002

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30, (Unaudited)
	2005	2006	2006
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	3,112	3,016	3,817
Trade accounts receivable	8,813	8,311	10,520
Receivable from sale of building	225	—	—
Related party receivable	5,888	5,993	7,586
Inventories - net (Note 2)	9,780	9,270	11,735
Deferred income tax asset	2,836	2,836	3,590
Prepaid expenses and other current assets	2,953	2,979	3,771

TOTAL CURRENT ASSETS	33,607	32,405	41,019
Library of photographs and videos – net	17,058	17,216	21,793
Property, plant and equipment – net	2,163	2,095	2,652
Other intangible assets	3,343	3,282	4,155
Goodwill	2,425	2,425	3,069
Other assets	304	319	404

TOTAL ASSETS	58,901	57,742	73,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,853	3,594	4,549
Current portion of long-term borrowings	1,511	750	950
Accounts payable trade	5,871	5,873	7,434
Income taxes payable	488	146	185
Deferred income taxes	52	52	66
Accrued other liabilities	1,682	1,217	1,540

TOTAL CURRENT LIABILITIES	13,457	11,631	14,723
Long-term borrowings	555	344	436

TOTAL LIABILITIES	14,012	11,976	15,159
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized, 52,478,723 and 52,945,002 issued and outstanding at December 31, 2005 and June 30, 2006, respectively	885	885	1,120
Additional paid-in capital	19,585	20,397	25,818
Retained earnings	27,188	27,205	34,437
Accumulated other comprehensive income	(2,769)	(2,720)	(3,443)

TOTAL SHAREHOLDERS’ EQUITY	44,889	45,767	57,932

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	58,901	57,742	73,092

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended June 30, (unaudited)		Six-months ended June 30, (unaudited)
	2005	2006	2005	2006	2006
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	7,083	7,723	14,521	14,130	17,886
Cost of sales	4,205	4,035	8,678	7,618	9,644

Gross profit	2,878	3,687	5,843	6,512	8,243
Selling, general and administrative expenses (Note 4)	3,618	3,434	7,136	6,870	8,696
Gain on sale of building	—	—	1,279	—	—

Operating profit (loss)	(740)	253	(14)	(358)	(453)
Interest expense	193	148	377	304	385
Interest income	51	70	87	117	148

Income (loss) before income tax	(882)	176	(303)	(545)	(690)
Income taxes (benefit)	(241)	(344)	332	(562)	(711)

Net income (loss)	(641)	520	29	17	22

Other comprehensive income:
Foreign currency adjustments	(432)	18	(491)	50	63

Comprehensive income (loss)	(1,073)	538	(462)	67	85

Net income (loss) per share:
Basic	(0.01)	0.01	0.00	0.00	0.01

Diluted	(0.01)	0.01	0.00	0.00	0.01

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-months ended June 30, (unaudited)
	2005	2006	2006
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	29	17	22
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	571	446	564
Stock based compensation	—	38	48
Bond adjustment	45	47	60
Bad debt provision	53	8	10
Amortization of other intangible assets	62	62	78
Amortization of photographs and videos	3,303	3,322	4,205
Gain on sale of building	(1,279)	—	—
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(639)	494	626
Related party receivable	(109)	(105)	(133)
Inventories	(626)	510	645
Prepaid expenses and other current assets	(272)	(427)	(540)
Accounts payable trade	275	1	2
Income taxes payable	(163)	(342)	(433)
Accrued other liabilities	510	(466)	(590)

Net cash provided by operating activities	1,761	3,606	4,565
Cash flows from investing activities:
Investment in library of photographs and videos	(4,038)	(3,481)	(4,406)
Capital expenditures	(41)	(401)	(507)
Cash received from sale of building	3,412	225	285
Investments in sale of other assets	6	(14)	(18)
Note receivable	385	400	506

Net cash (used in) investing activities	276	(3,271)	(4,140)
Cash flow from financing activities:
Conversion of stock options	—	79	100
Short-term borrowings – repayments	—	(259)	(328)
Long-term borrowings – repayments	(1,748)	(302)	(382)
Long-term loan – additions	56	—	—
Short-term borrowings - additions	223	—	—

Net cash (used in) provided by financing activities	(1,468)	(482)	(610)
Foreign currency translation adjustment	(491)	49	63

Net (decrease) increase in cash and cash equivalents	(476)	(97)	(123)
Cash and cash equivalents at beginning of the period	3,261	3,112	3,940

Cash and cash equivalents at end of the period	2,785	3,016	3,817

Cash paid for interest	283	250	316

Conversion of bond principal into common stock	—	694	878

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Common stock to be issued	Retained earnings	Accumulated other comprehensive income	Total share- holders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2005	50,162,176	883	17,321	1,752	27,138	(2,145)	44,951
Repurchase of common stock	(46,479)	—	(127)	—	—	—	(127)
Conversion of bond principal into common stock	312,500	—	529	—	—	—	529
Conversion of bond interest into common stock	49,776	—	113	—	—	—	113
Conversion of options	2,000,750	2	1,750	(1,752)	—	—	—
Translation adjustment	—	—	—	—	—	(626)	(626)
Net income (loss)	—	—	—	—	50	—	50

Balance at December 31, 2005	52,478,723	885	19,585	—	27,188	2,769	44,889
Repurchase of common stock	(10,933)	—	(32)	—	—	—	(32)
Conversion of bond principal into common stock	430,848	—	694	—	—	—	694
Conversion of bond interest into common stock	12,616	—	33	—	—	—	33
Conversion of stock options	33,750	—	79	—	—	—	79
Stock based compensation	—	—	38	—	—	—	38
Translation adjustment	—	—	—	—	—	50	50
Net income (loss)	—	—	—	—	17	—	17

Balance at June 30, 2006	52,945,002	885	20,397	—	27,205	(2,720)	45,768

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2005.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2006 and for the six months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.79 per USD 1.00 the interbank exchange rate on June 30, 2006. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six month periods ended June 30, 2005 (in thousands, except per share amounts):

	Three-months ended June 30, (unaudited)	Six-months ended June 30, (unaudited)
	2005	2005
	EUR	EUR
	(in thousands)
Net income, as reported	(641)	29

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(101)	(218)

Pro forma net income	(742)	(189)

Earnings per share:
Basic – as reported	(0.01)	0.00

Basic – pro forma	(0.01)	0.00

Diluted – as reported	(0.01)	0.00

Diluted – pro forma	(0.01)	0.00

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

2.	Inventories

Inventories consist of the following:

	December 31,	June 30,
	2005	2006
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,534	3,595
Video cassettes	299	264
DVDs	5,484	4,975
Other	463	437

	9,780	9,270

3.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
	2005	2006	2005	2006
Numerator: (EUR in thousands)
Net income (loss)	(641)	520	29	17

Denominator:
Denominator for basic earnings per share – Weighted average shares	52,161,157	52,751,892	51,283,123	52,618,979
Effect of dilutive securities:
Convertible Note – Weighted average outstanding	n/a	412,289	971,562	530,889
Common stock warrants and options	n/a	395,853	875,981	294,560
Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	53,560,034	53,130,666	53,444,428

Earnings (loss) per share in EUR
Basic	(0.01)	0.01	0.00	0.00

Diluted	(0.01)	0.01	0.00	0.00

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

The Company has an Employee Stock Option Plan as described below. On adoption, the Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at June 30, 2006 there would be none. The compensation cost charged against income for the three and six month periods ended June 30, 2006 was EUR 17 thousand and EUR 38 thousand, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

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

During the six-month periods ended June 30, 2005 and 2006 grants for 8,000 shares, respectively, were made. The following assumptions were used in calculating the fair value:

	Six-months ended June 30,
	2005	2006
Expected volatility	70.0%	61.8%
Expected term (in years)	2.5	2.5
Risk-free rate	4.00%	5.05%

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

A summary of stock option activity for the six month period ended June 30, 2006 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2006	2,740,186	5.22
Granted	8,000	4.73
Exercised	33,750	2.91
Forfeited	15,500	2.16

Outstanding June 30, 2006	2,698,936	5.23	2.71	1,080

Exercisable June 30, 2006	2,517,936	5.27	2.73	945

During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plan was USD 42 thousand and USD 6.5 million, respectively, determined as of the date of option exercise.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the three month period then ended, is presented below:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value in USD
Nonvested January 1, 2006	181,000	0.92
Granted	8,000	1.96
Vested	50,000	1.16
Forfeited	8,000	1.23

Nonvested June 30, 2006	131,000	1.09

As of June 30, 2006, there was USD 57 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.76 years. The total fair value of all shares vested and outstanding at June 30, 2005 and 2006, was USD 6.7 million and USD 6.6 million, respectively.

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 30, 2006.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

5.	Contingent Liability

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

6.	Recent Accounting Pronouncements

In March 2006, the FASB’s Emerging Issues Task Force (EITF) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective beginning on January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-3 but it is not expected to have a material impact to the Company’s results of operations and net income.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Tax Positions- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainties in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on technical merits of the position. The provisions of FIN 48 are effective beginning on January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements but it is not expected to have a material impact.

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

Overview

We are an international provider of adult media content. We acquire still photography and motion pictures from independent directors and process these images into products suitable for popular media formats such as print publications, DVDs and digital media content for Broadcasting, Wireless and Internet distribution. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties.

We operate in a highly competitive, service-oriented market and are subject to changes in business, economic and competitive conditions. Nearly all of our products compete with other products and services that utilize adult leisure time and disposable income.

We generate revenues primarily through:

•	sales of movies on DVDs;

•	sales of adult feature magazines;

•	Internet subscriptions and licensing;

•	broadcasting movies through cable, satellite, IPTV and hotel television programming;

•	sales of adult mobile content (wireless); and

•	content, brand name and trademark licensing.

Over time, we expect net sales from magazines to continue to decline as a percentage of net sales in relation to total net sales from DVDs, the Internet, wireless and broadcasting. We expect net sales from the

Internet, wireless and broadcasting to grow during the coming years and eventually become our main source of income.

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

Our magazines and DVD covers are printed by independent third-party printers in Spain. We introduced DVDs as a motion picture medium in 1999. The production of each DVD master disc, prior to duplication, costs approximately $10,000. DVDs have a relatively low cost of production, inclusive of box and packaging, of approximately $2.00 per unit. Our DVDs are duplicated on an all region format, playable on both NTSC and PAL with multiple languages and sub-titles.

Over the years, our cost of sales has been fluctuating relative to net sales due to our use of new mediums for our products, such as the Internet, wireless and broadcasting. Internet, wireless and broadcasting sales has historically not carried any material cost of sales and variations in these areas affect the overall cost of sales percentage in relation to sales. These new media provide us with additional sales of our existing content.

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

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net sales. For the three months ended June 30, 2006, we had net sales of EUR 7.7 million compared to net sales of EUR 7.1 million for the three months ended June 30, 2005, an increase of EUR 0.6 million or 9%. The increase in sales was the result of increases in broadcasting and wireless sales.

Broadcasting sales increased EUR 2.3 million to EUR 3.0 million primarily as a result of a new Pay-TV licensing agreement for German speaking Europe (see discussion under Outlook below). Wireless sales increased EUR 0.2 million to EUR 0.4 million as a result our content being available with more operators. Internet sales was EUR 1.0 million, which represents no change compared to the same period last year. DVD sales decreased EUR 1.5 million to EUR 2.7 million. The decrease in DVD sales was attributable to a reduction in points of sales carrying our DVD products and an industry wide decrease in DVD consumer prices. The reduction of points of sales occurred during the second half of 2005 as a result of the Company’s decrease in releases of new movie productions. Currently, and going forward, the Company is releasing the optimal level of new movie productions and subsequently, during the remainder of 2006, we expect to regain points of sales and improve our margins as a result of having more higher priced new movie productions on sale. The industry wide drop in DVD consumer prices is partly the result of offline sales/rental competing with online sales/rental. Video sales decreased EUR 0.1 million to EUR

0.0 million since the Company no longer sells video cassettes. Magazine sales decreased EUR 0.3 million to EUR 0.6 as a result of lower quantities sold through certain retail channels during the three month period.

Going forward, we expect Broadcasting, Internet and wireless sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 4.0 million for the three months ended June 30, 2006 compared to EUR 4.2 million for the three months ended June 30, 2005, a decrease of EUR 0.2 million, or 4%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 1.9 million for the three months ended June 30, 2006 compared to EUR 2.3 million for the three months ended June 30, 2005. Printing, processing and duplication cost as a percentage of sales was 25% for the three months ended June 30, 2006, which represents a decrease of 7%. The decrease was the result of an increase in sales of non-physical products such as broadcasting and wireless which carries no printing, processing and duplication cost. Amortization of library was EUR 1.8 million for the three months ended June 30, 2006 compared to EUR 1.8 million for the three months ended June 30, 2005, which represents no change. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Broadcasting cost was EUR 0.3 million for the three months ended June 30, 2006 compared to EUR 0.2 million for the three months ended June 30, 2005. Broadcasting cost represents programming and transmission cost.

Gross Profit. In the three months ended June 30, 2006, we realized an increase in gross profit of EUR 0.8 million, or 28% compared to the same period last year. Gross profit for the three months ended June 30, 2006 was EUR 3.7 million, or 48% of net sales compared to EUR 2.9 million, or 41% of net sales for the three months ended June 30, 2005. The increase in gross profit both in money and as a percentage of sales was the result of increased sales of non-physical products.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.4 million for the three months ended June 30, 2006 compared to EUR 3.6 million for the three months ended June 30, 2005, a decrease of EUR 0.2 million, or 5%.

Operating profit (loss). We reported an operating profit of EUR 0.3 million for the three months ended June 30, 2006 compared to an operating loss of EUR 0.7 million for the three months ended June 30, 2005. The increase in operating profit of EUR 1.0 million, or 134%, was the result of increased gross profit and reduced selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended June 30, 2006, compared to EUR 0.2 million for the three months ended June 30, 2005.

Income tax benefit. We reported income tax benefit of EUR 0.3 million for the three months ended June 30, 2006, compared to EUR 0.2 million for the three months ended June 30, 2005. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net income/loss. We reported net income of EUR 0.5 million for the three months ended June 30, 2006, compared to a net loss of EUR 0.6 million for the three months ended June 30, 2005. We primarily attribute the increase of EUR 1.2 million in net income for the period to an increase in operating profit.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Net sales. For the six months ended June 30, 2006, we had net sales of EUR 14.1 million compared to net sales of EUR 14.5 million for the six months ended June 30, 2005, a decrease of EUR 0.4 million or 3%. The decrease was attributed to a reduction in sales of magazines, DVDs and video which was offset by increases in Broadcasting and wireless sales.

DVD sales decreased EUR 2.0 million to EUR 6.3 million. The decrease in DVD sales was attributable to a reduction in points of sales carrying our DVD products and an industry wide decrease in DVD consumer prices. The reduction of points of sales occurred during the second half of 2005 as a result of the Company’s decrease in releases of new movie productions. Currently, and going forward, the Company is releasing the optimal level of new movie productions and subsequently, during the remainder of 2006, we expect to regain points of sales and improve our margins as a result of having more higher priced new movie productions on sale. The industry wide drop in DVD consumer prices is partly the result of offline sales/rental competing with online sales/rental. Video sales decreased EUR 0.2 million to EUR 0.0 million since the Company no longer sells video cassettes. Magazine sales decreased EUR 1.0 million, to EUR 1.2 million as a result of lower quantities sold through certain retail channels during the six month period. Internet sales increased EUR 0.1 million to EUR 2.1 million compared to the same period last year. Broadcasting sales increased EUR 2.4 million to EUR 3.8 million as a result of a new Pay-TV licensing agreement for German speaking Europe and an increase in video on demand sales offset by a temporary decrease in channel licensing sales due to the switchover to new channel licensing partners. Wireless sales increased EUR 0.5 million to EUR 0.8 million as a result our content being available with more operators.

Going forward, we expect Broadcasting, Internet and wireless sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 7.6 million for the six months ended June 30, 2006 compared to EUR 8.7 million for the six months ended June 30, 2005, a decrease of EUR 1.1 million, or 12%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 3.9 million for the six months ended June 30, 2006 compared to EUR 5.0 million for the six months ended June 30, 2005. Printing, processing and duplication cost as a percentage of sales was 28% for the six months ended June 30, 2006, which represents a decrease of 7%. The decrease was primarily the result of an increase in sales of non-physical products such as broadcasting and wireless which carries no printing, processing and duplication cost. Amortization of library was EUR 3.3 million for the six months ended June 30, 2006 compared to EUR 3.3 million for the six months ended June 30, 2005, which represents no change. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of six to five years. Broadcasting cost was EUR 0.4 million for the six months ended

June 30, 2006 compared to EUR 0.3 million for the six months ended June 30, 2005. Broadcasting cost represents programming and transmission cost.

Gross Profit. In the six months ended June 30, 2006, we realized an increase in gross profit of EUR 0.7 million, or 11% compared to the same period last year. Gross profit for the six months ended June 30, 2006 was EUR 6.5 million, or 46% of net sales compared to EUR 5.8 million, or 40% of net sales for the six months ended June 30, 2005. The increase in gross profit in both money and as a percentage of sales was primarily the result of sales mix, i.e. the increase in sales of non-physical products carrying no printing, processing and duplication cost and the decrease in sales of physical products carrying printing, processing and duplication cost.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 6.9 million for the six months ended June 30, 2006 compared to EUR 7.1 million for the six months ended June 30, 2005, a decrease of EUR 0.2 million.

Gain on sale of building. We reported gain on sale of building of EUR 1.3 million for the six months ended June 30, 2005.

Operating profit (loss). We reported an operating loss of EUR 0.4 million for the six months ended June 30, 2006 compared to an operating profit of EUR 0.0 million for the six months ended June 30, 2005. The decrease in operating profit of EUR 0.4 million was primarily the result of the absence of gain on sale of building in 2005. Discounting the non-recurring effect of gain on sale of building in 2005, operating profit improved by EUR 0.9 million in the period.

Interest expense. We reported interest expense of EUR 0.3 million for the six months ended June 30, 2006, compared to EUR 0.4 million for the six months ended June 30, 2005.

Income tax benefit. We reported income tax benefit of EUR 0.6 million for the six months ended June 30, 2006, compared to EUR 0.3 million for the six months ended June 30, 2005. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net income/loss. We reported net income of EUR 0.0 million for the six months ended June 30, 2006, compared to net income of EUR 0.0 million for the six months ended June 30, 2005. Discounting the non-recurring effect of gain on sale of building in 2005, net income improved by EUR 1.3 million in the period.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 20.8 million at June 30, 2006, an increase of EUR 0.6 million compared to the year ended December 31, 2005. The increase is principally attributable to a decrease in current liabilities.

Operating Activities

Net cash provided by operating activities was EUR 3.6 million for the six months ended June 30, 2006, and was primarily the result of net income, as adjusted for non-cash transactions, offset by uses of cash related to changes in operating assets and liabilities. Net income of EUR 0.0 million was adjusted to reconcile net income to net cash flows from operating activities including some minor adjustments, depreciation of EUR 0.4 million and amortization of photographs and videos of EUR 3.3 million making a total of EUR 3.9 million. The total of EUR 3.9 million was then reduced by changes in related party receivable, prepaid expenses and other current assets, income taxes payable and accrued other liabilities totaling EUR 1.3 million offset by EUR 1.0 million from trade accounts receivable, inventories and accounts payable trade. Net cash provided by operating activities was EUR 1.8 million for the six months ended June 30, 2005. The increase in cash of EUR 1.8 million provided by operating activities for the six months ended June 30, 2006 compared to the same period last year is primarily the result of adjustment to reconcile net income to net cash flows from operating activities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2006 was EUR 3.3 million. The investing activities were principally investment in library of photographs and videos of EUR 3.5 million, which was carried out in order to maintain the 2006 release schedules for both magazines and DVDs and capital expenditure of EUR 0.4 million offset by EUR 0.6 million from the last payment on sale of building and note receivable. Net cash used in investing activities increased EUR 3.0 million over the same period last year. The increase is principally due to less cash received from sale of building.

Financing Activities

Net cash used in financing activities for the six-month period ended June 30, 2006 was EUR 0.5 million, represented by repayments on short- and long-term borrowings, which included the final payment on the loan related to the building, offset by cash received from conversion of stock options. Net cash used in financing activities for the six-month period ended June 30, 2006 decreased by EUR 1.0 million as a result of reduced requirements on repayments on borrowings.

Non-Cash Transaction

During the six month period ending June 30, 2006 two convertible note holders converted a total of $0.9 million of principal into common stock. As of June 30, 2006, the amount recorded for the convertible note under current portion of long term borrowings was EUR 0.3 million.

Contractual obligations

During the six-month period ended June 30, 2006, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2005.

Outlook

We expect growth going forward, particularly in Internet, broadcasting and wireless sales. Below follows a discussion highlighting some of the important factors which we expect to contribute to the growth:

Internet

Traffic to our sites has been steadily growing during the last 12 months and in the second quarter we experienced a new record of 2,607 million unique visits. Driving the growth in traffic is the development of our affiliate program Private Cash which has continued to attract increasing traffic thanks to its promotion across our webmaster base. Although our affiliate program is still in its infancy it has proved that it works and as the number of webmasters signed up grows we expect traffic and sales to increase.

In the second quarter we contracted with a third-party in order to employ DivX technology on our sites. DivX is among the world’s most popular video technologies and has been downloaded over 200 million times. DivX enables consumers to both stream and/or download to own and play highly-compressed, high-quality video content on their PCs and TV sets. As from August 2006 visitors to the “Private-to-Own” section of our online shop can download to own videos and we expect this new feature to generate growth going forward.

Broadcasting

During the second quarter of 2005, we made an agreement with Playboy TV Latin America for the operation and distribution of Private branded TV channels in Latin America. With this new agreement we are significantly increasing our broadcasting presence in this region and in 2006 we expect to start seeing an impact on our revenues from the region.

In the third quarter of 2005 we made an agreement with a member of the Portland Television Group of companies for the launch of a new Private channel in the UK. This fresh new channel was launched in May 2006 and replaced the Private Blue channel, which was established in the UK in 2000. The new channel is primarily available as a pay-per-view channel via the BSkyB Digital Satellite platform. The BSkyB platform currently carries more than 7.4 million subscribers. We expect this new channel to start having an impact on profits during the second half of 2006.

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

During the second half of 2005 and the first half of 2006 we have also seen evidence of an emerging new source of significant future profits in the IPTV based True Video on Demand (TVOD2) market in Europe. Revenues from our first distributor on this type of platform have increased steadily and the growth in our revenues has been in line with the subscriber growth on this new VOD platform. We have reason to believe that our revenue will continue to grow in line with the forecasted subscriber growth on this new VOD platform and subsequently we expect a contribution to operating profit of more than EUR 0.5 million for 2006 from this new distributor. Furthermore, we are currently in the process of contracting with additional major TVOD platforms in the most important territories in Europe, however, we are currently unable to determine the future potential contribution to operating profit from these platforms.

In May 2006, the Company entered into a five-year Pay-TV content licensing agreement for the territory of German Speaking Europe with Erotic Media AG. Under the terms of the agreement, Private Media Group will receive 6 million euro, including 3 million euro in 2006 and 1.5 million euro in 2007, in exchange for Erotic Media’s immediate and future access to a specified quantity of titles in Private’s content library. The agreement is highly profitable and the Company expects it to make a substantial contribution to operating profit. During the second quarter, the Company recorded EUR 2.0 million in sales and EUR 0.35 million in marketing expense from this agreement.

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

As of June 30, 2006 Private’s content was available to mobile consumers via 52 operators in 24 countries, of which 26 operators went live since September 2005. We expect to go live with 17 additional operators in the third quarter and the Company is expecting to go live with additional operators thereafter. We expect the creation of our dedicated mobile content department to have a significant impact on revenues and operating profit in 2006.

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

In June 2006 we issued an aggregate of 4,384 shares of common stock in payment of $17,726 of accrued interest under the notes. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to institutional investors believed to be accredited investors and was made without general solicitation or advertising.

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the six months ended June 30, 2006

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January, 2006	10,935	$3.57	—	—
February, 2006	—	—	—	—
March, 2006	—	—	—	—
April, 2006	—	—	—	—
May, 2006	—	—	—	—
June, 2006	—	—	—	—

Total (1)	10,935	$3.57	—	—

(1)	We have an arrangement with a non-affiliated shareholder whereby we sell our products in exchange for shares of common stock valued at market price at the time of repurchase. We may repurchase up to an additional 34,999 shares of common stock under this arrangement.

Item 6.	Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: August 14, 2006	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer