Form 10-Q
period 2006-09-30
PRIVATE MEDIA GROUP INC
filed 2006-11-14
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at November 10, 2006
Common Stock, par value $.001	53,148,165

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, (Unaudited)
		2006	2006
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	3,112	2,195	2,778
Trade accounts receivable	8,813	9,636	12,198
Receivable from sale of building	225	—	—
Related party receivable	5,888	6,049	7,657
Inventories - net (Note 2)	9,780	9,073	11,484
Deferred income tax asset	2,836	2,836	3,590
Prepaid expenses and other current assets	2,953	2,440	3,089

TOTAL CURRENT ASSETS	33,607	32,229	40,796
Library of photographs and videos – net	17,058	17,242	21,825
Property, plant and equipment – net	2,163	2,029	2,568
Other intangible assets	3,343	3,250	4,114
Goodwill	2,425	2,425	3,069
Other assets	304	328	415

TOTAL ASSETS	58,901	57,502	72,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,853	3,530	4,468
Current portion of long-term borrowings	1,511	416	527
Accounts payable trade	5,871	4,772	6,040
Income taxes payable	488	146	185
Deferred income taxes	52	52	66
Accrued other liabilities	1,682	1,236	1,565

TOTAL CURRENT LIABILITIES	13,457	10,152	12,851
Long-term borrowings	555	237	300

TOTAL LIABILITIES	14,012	10,389	13,151
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized, 52,478,723 and 53,180,166 issued and outstanding at December 31, 2005 and September 30, 2006, respectively	885	885	1,120
Additional paid-in capital	19,585	20,781	26,305
Retained earnings	27,188	28,183	35,675
Accumulated other comprehensive income	(2,769)	(2,737)	(3,465)

TOTAL SHAREHOLDERS’ EQUITY	44,889	47,113	59,636

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	58,901	57,502	72,787

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2005	2006	2005	2006	2006
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	6,295	7,776	20,815	21,907	27,730
Cost of sales	3,131	3,190	11,809	10,808	13,682

Gross profit	3,163	4,586	9,006	11,098	14,048
Selling, general and administrative expenses (Note 4)	3,307	3,587	10,443	10,456	13,236
Gain on sale of building	—	—	1,279	—	—

Operating profit (loss)	(144)	999	(157)	642	812
Interest expense	171	183	548	487	617
Interest income	50	54	137	171	217

Income (loss) before income tax	(265)	871	(568)	326	413
Income taxes (benefit)	(192)	(107)	(524)	(669)	(847)

Net income (loss)	(73)	978	(44)	995	1,259

Other comprehensive income:
Foreign currency adjustments	(11)	—	(502)	50	63

Comprehensive income (loss)	(84)	978	(546)	1,044	1,322

Net income (loss) per share:
Basic	0.00	0.02	0.00	0.02	0.02

Diluted	0.00	0.02	0.00	0.02	0.02

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-months ended September 30, (unaudited)
	2005	2006	2006
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(44)	995	1,259
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	835	820	1,037
Stock based compensation	—	53	67
Bond adjustment	68	71	89
Bad debt provision	71	8	10
Amortization of other intangible assets	93	93	118
Amortization of photographs and videos	5,043	4,888	6,187
Gain on sale of building	(1,279)	—	—
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(630)	(831)	(1,052)
Related party receivable	(185)	(161)	(204)
Inventories	(749)	707	895
Prepaid expenses and other current assets	(625)	(80)	(101)
Accounts payable trade	215	(1,099)	(1,391)
Income taxes payable	(225)	(342)	(433)
Accrued other liabilities	183	(446)	(565)

Net cash provided by operating activities	2,771	4,676	5,918
Cash flows from investing activities:
Investment in library of photographs and videos	(6,062)	(5,072)	(6,421)
Capital expenditures	(248)	(688)	(871)
Cash received from sale of building	3,412	225	285
Investments in sale of other assets	18	(23)	(30)
Note receivable	578	592	750

Net cash (used in) investing activities	(2,301)	(4,966)	(6,286)
Cash flow from financing activities:
Conversion of stock options	—	79	100
Short-term borrowings – repayments	—	(323)	(409)
Long-term borrowings – repayments	(2,066)	(415)	(525)
Long-term loan – additions	54	—	—
Short-term borrowings - additions	187	—	—

Net cash (used in) provided by financing activities	(1,825)	(659)	(835)
Foreign currency translation adjustment	(502)	32	41

Net (decrease) increase in cash and cash equivalents	(1,857)	(918)	(1,162)
Cash and cash equivalents at beginning of the period	3,261	3,112	3,940

Cash and cash equivalents at end of the period	1,404	2,195	2,778

Cash paid for interest	411	400	506

Cash paid for taxes	72	—	—

Conversion of bond principal into common stock	—	1,057	1,337

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Addi- tional paid-in capital	Common stock to be issued	Retained earnings	Accum- ulated other compre- hensive income	Total share- holders’equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2005	50,162,176	883	17,321	1,752	27,138	(2,145)	44,951
Repurchase of common stock	(46,479)	—	(127)	—	—	—	(127)
Conversion of bond principal into common stock	312,500	—	529	—	—	—	529
Conversion of bond interest into common stock	49,776	—	113	—	—	—	113
Conversion of options	2,000,750	2	1,750	(1,752)	—	—	—
Translation adjustment	—	—	—	—	—	(626)	(626)
Net income (loss)	—	—	—	—	50	—	50

Balance at December 31, 2005	52,478,723	885	19,585	—	27,188	2,769	44,889
Repurchase of common stock	(10,933)	—	(32)	—	—	—	(32)
Conversion of bond principal into common stock	662,500	—	1,057	—	—	—	1,057
Conversion of bond interest into common stock	16,128	—	39	—	—	—	39
Conversion of stock options	33,750	—	79	—	—	—	79
Stock based compensation	—	—	53	—	—	—	53
Translation adjustment	—	—	—	—	—	32	32
Net income (loss)	—	—	—	—	995	—	995

Balance at September 30, 2006	53,180,166	885	20,781	—	28,183	(2,737)	47,112

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2005.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2006 and for the nine months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.79 per USD 1.00 the interbank exchange rate on September 30, 2006. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

Stock-based compensation

On January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment”, (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values. The Company adopted SFAS 123(R) using the modified-prospective method as proscribed in SFAS 123(R). Our consolidated financial statements as of and for the nine months ending September 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation cost recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation cost recognized in the consolidated financial statements during the nine months ending September 30, 2006 included compensation cost for stock-based compensation granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation cost for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation cost recognized in the consolidated statement of income for the nine months ending September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three-months ended September 30, (unaudited) 2005	Nine-months ended September 30, (unaudited) 2005
	EUR	EUR
	(in thousands)
Net income, as reported	(73)	(44)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(27)	(245)

Pro forma net income	(100)	(289)

Earnings per share:
Basic – as reported	0.00	0.00

Basic – pro forma	0.00	0.00

Diluted – as reported	0.00	0.00

Diluted – pro forma	0.00	0.00

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

2.	Inventories

Inventories consist of the following:

	December 31, 2005	September 30, 2006
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,534	3,600
Video cassettes	299	119
DVDs	5,484	4,887
Other	463	467

	9,780	9,073

3.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2005	2006	2005	2006
Numerator: (EUR in thousands)
Net income (loss)	(73)	978	(44)	995

Denominator:
Denominator for basic earnings per share – Weighted average shares	52,152,232	53,037,036	51,587,713	52,759,267
Effect of dilutive securities:
Convertible Note – Weighted average outstanding	n/a	140,750	n/a	400,077
Common stock warrants and options	n/a	372,040	n/a	312,147
Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	53,549,826	n/a	53,471,492

Earnings (loss) per share in EUR
Basic	0.00	0.02	0.00	0.02

Diluted	0.00	0.02	0.00	0.02

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

The Company has an Employee Stock Option Plan as described below. On adoption, the Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at September 30, 2006 there would be none. The compensation cost charged against income for the three and nine month periods ended September 30, 2006 was EUR 15 thousand and EUR 53 thousand, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

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

During the nine-month periods ended September 30, 2005 and 2006 grants for 8,000 shares, respectively, were made. The following assumptions were used in calculating the fair value:

	Nine-months ended September 30,
	2005	2006
Expected volatility	70.0%	61.8%
Expected term (in years)	2.5	2.5
Risk-free rate	4.00%	5.05%

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

A summary of stock option activity for the nine month period ended September 30, 2006 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2006	2,740,186	5.22
Granted	8,000	4.73
Exercised	33,750	2.91
Forfeited	15,500	2.16

Outstanding September 30, 2006	2,698,936	5.23	2.46	754

Exercisable September 30, 2006	2,517,936	5.27	2.48	678

During the nine months ended September 30, 2005 and 2006, the aggregate intrinsic value of options exercised under our stock option plan was USD 6.5 million and USD 42 thousand, respectively, determined as of the date of option exercise.

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine month period then ended, is presented below:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value in USD
Nonvested January 1, 2006	181,000	0.92
Granted	8,000	1.96
Vested	50,000	1.16
Forfeited	8,000	1.23

Nonvested September 30, 2006	131,000	1.09

As of September 30, 2006, there was USD 37 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.51 years. The total fair value of all shares vested and outstanding at September 30, 2005 and 2006, was USD 6.6 million and USD 6.6 million, respectively.

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 30, 2006.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

5.	Contingent Liability

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt FAS 157 effective at the beginning of 2008. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements but it is not expected to have a material impact.

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

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Net sales. For the three months ended September 30, 2006, we had net sales of EUR 7.8 million compared to net sales of EUR 6.3 million for the three months ended September 30, 2005, an increase of EUR 1.5 million or 24%. The increase was attributed to an increase in Internet, broadcasting and wireless sales of EUR 1.8 million, or 79%, which was offset by a reduction in sales of magazines and video of EUR 0.4 million, or 9%.

Broadcasting sales increased EUR 1.3 million to EUR 2.4 million primarily as a result of additional IPTV/VOD and licensing sales, (see discussion under Outlook below). Wireless sales increased EUR 0.3 million to EUR 0.6 million as a result our content being available with more operators. Internet sales increased EUR 0.1 million to EUR 1.2 million. DVD sales did not change and remained on EUR 3.1 million. Magazine sales decreased EUR 0.3 million to EUR 0.6 as a result of lower quantities sold through certain retail channels during the three month period.

Going forward, we expect broadcasting, Internet and wireless sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 3.2 million for the three months ended September 30, 2006 compared to EUR 3.1 million for the three months ended September 30, 2005, an increase of EUR 0.1 million, or 2%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 1.4 million for the three months ended September 30, 2006 compared to EUR 1.2 million for the three months ended September 30, 2005. Printing, processing and duplication cost as a percentage of sales was 22% for the three months ended September 30, 2006, which represents an increase of 3%. The increase was the result of reduced margins on sales of physical products. Amortization of library was EUR 1.6 million for the three months ended September 30, 2006 compared to EUR 1.7 million for the three months ended September 30, 2005, which represents a slight change. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The decrease was the result of lower amounts invested in content released during the period subject to amortization compared to the same period last year. Broadcasting cost was EUR 0.2 million for the three months ended September 30, 2006 compared to EUR 0.2 million for the three months ended September 30, 2005. Broadcasting cost represents programming and transmission cost.

Gross Profit. In the three months ended September 30, 2006, we realized an increase in gross profit of EUR 1.4 million, or 45% compared to the same period last year. Gross profit for the three months ended September 30, 2006 was EUR 4.6 million, or 59% of net sales compared to EUR 3.2 million, or 50% of net sales for the three months ended September 30, 2005. The increase in gross profit both in money and as a percentage of sales was the result of increased sales of non-physical products.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.6 million for the three months ended September 30, 2006 compared to EUR 3.3 million for the three months ended September 30, 2005, an increase of EUR 0.3 million, or 8%, which was primarily related to payroll and depreciation.

Operating profit (loss). We reported an operating profit of EUR 1.0 million for the three months ended September 30, 2006 compared to an operating loss of EUR 0.1 million for the three months ended September 30, 2005. The increase in operating profit was primarily related to the increase in gross profit offset by an increase in selling, general and administrative expenses

Interest expense. We reported interest expense of EUR 0.2 million for the three months ended September 30, 2006, compared to EUR 0.2 million for the three months ended September 30, 2005.

Income tax benefit. We reported income tax benefit of EUR 0.1 million for the three months ended September 30, 2006, compared to EUR 0.2 million for the three months ended September 30, 2005.

Net income/loss. We reported net income of EUR 1.0 million for the three months ended September 30, 2006, compared to a net loss of EUR 0.1 million for the three months ended September 30, 2005. The increase was primarily related to an increase in operating profit.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Net sales. For the nine months ended September 30, 2006, we had net sales of EUR 21.9 million compared to net sales of EUR 20.8 million for the nine months ended September 30, 2005, an increase of EUR 1.1 million or 5%. The increase was attributed to an increase in Internet, broadcasting and wireless sales of EUR 4.7 million, or 77%, which was offset by a reduction in sales of magazines, DVDs and video of EUR 3.6 million, or 25%.

Broadcasting sales increased EUR 3.7 million to EUR 6.2 million as a result of a new Pay-TV licensing agreement for German speaking Europe and an increase in video on demand sales offset by a temporary decrease in channel licensing sales due to the switchover to new channel licensing partners (see discussion under Outlook below). Wireless sales increased EUR 0.8 million to EUR 1.3 million as a result our content being available with more operators. Internet sales increased EUR 0.2 million to EUR 3.3 million compared to the same period last year. DVD sales decreased EUR 2.0 million to EUR 9.3 million. The decrease in DVD sales was attributable to a reduction in points of sales carrying our DVD products and an industry wide decrease in DVD consumer prices. The reduction of points of sales occurred during the second half of 2005 as a result of the Company’s decrease in releases of new movie productions. Currently, and going forward, the Company is releasing the optimal level of new movie productions and subsequently, during the remainder of 2006, we expect to regain points of sales and improve our margins as a result of having more higher priced new movie productions on sale. The industry wide drop in DVD consumer prices is partly the result of offline sales/rental competing with online sales/rental. Video sales decreased EUR 0.2 million to EUR 0.0 million since the Company no longer sells video cassettes. Magazine sales decreased EUR 1.3 million, to EUR 1.7 million as a result of lower quantities sold through certain retail channels during the nine month period.

Going forward, we expect Broadcasting, Internet and wireless sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 10.8 million for the nine months ended September 30, 2006 compared to EUR 11.8 million for the nine months ended September 30, 2005, a decrease of EUR 1.0 million, or 8%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 5.3 million for the nine months ended September 30, 2006 compared to EUR 6.2 million for the nine months ended September 30, 2005. Printing, processing and duplication cost as a percentage of sales was 26% for the nine months ended September 30, 2006, which represents a decrease of 4%. The decrease was primarily the result of an increase in sales of non-physical products such as Internet, broadcasting and wireless which carries no printing, processing and duplication cost. Amortization of library was EUR 4.9 million for the nine months ended September 30, 2006 compared to EUR 5.0 million for the nine months ended September 30, 2005, which represents a decrease of EUR 0.2 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The decrease was the result of lower amounts invested in content released during the period subject to amortization compared to the same period last year. Broadcasting cost was EUR 0.6 million for the nine months ended September 30, 2006 compared to EUR 0.5 million for the nine months ended September 30, 2005. Broadcasting cost represents programming and transmission cost.

Gross Profit. In the nine months ended September 30, 2006, we realized an increase in gross profit of EUR 2.1 million, or 23% compared to the same period last year. Gross profit for the nine months ended September 30, 2006 was EUR 11.1 million, or 51% of net sales compared to EUR 9.0 million, or 43% of net sales for the nine months ended September 30, 2005. The increase in gross profit in both money and as a percentage of sales was primarily the result of sales mix, i.e. the increase in sales of non-physical products carrying no printing, processing and duplication cost and the decrease in sales of physical products carrying printing, processing and duplication cost.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 10.5 million for the nine months ended September 30, 2006 compared to EUR 10.4 million for the nine months ended September 30, 2005. The increase is primarily related to payroll.

Gain on sale of building. We reported gain on sale of building of EUR 1.3 million for the nine months ended September 30, 2005.

Operating profit (loss). We reported an operating profit of EUR 0.6 million for the nine months ended September 30, 2006 compared to an operating loss of EUR 0.2 million for the nine months ended September 30, 2005. The increase in operating profit of EUR 0.8 million was primarily the result of an increase in gross profit offset by the absence of gain on sale of building we had in 2005. Discounting the non-recurring effect of gain on sale of building of EUR 1.3 million in 2005, operating profit improved by EUR 2.1 million in the period.

Interest expense. We reported interest expense of EUR 0.5 million for the nine months ended September 30, 2006, compared to EUR 0.5 million for the nine months ended September 30, 2005.

Income tax benefit. We reported income tax benefit of EUR 0.7 million for the nine months ended September 30, 2006, compared to EUR 0.5 million for the nine months ended September 30, 2005. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net income/loss. We reported net income of EUR 1.0 million for the nine months ended September 30, 2006, compared to net income of EUR 0.0 million for the nine months ended September 30, 2005. Discounting the non-recurring effect of gain on sale of building in 2005, net income improved by EUR 2.3 million in the period.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 22.1 million at September 30, 2006, an increase of EUR 1.9 million compared to the year ended December 31, 2005. The increase is principally attributable to a decrease in current liabilities.

Operating Activities

Net cash provided by operating activities was EUR 4.7 million for the nine months ended September 30, 2006, and was primarily the result of net income, as adjusted for non-cash transactions, offset by uses of cash related to changes in operating assets and liabilities. Net income of EUR 1.0 million was adjusted to reconcile net income to net cash flows from operating activities including some minor adjustments, depreciation of EUR 0.8 million and amortization of photographs and videos of EUR 4.9 million making a total of EUR 6.9 million. The total of EUR 6.9 million was then reduced by changes in trade accounts receivable, related party receivable, prepaid expenses and other current assets, accounts payable trade, income taxes payable and accrued other liabilities totaling EUR 3.0 million offset by EUR 0.7 million from inventories. Net cash provided by operating activities was EUR 2.8 million for the nine months ended September 30, 2005. The increase in cash of EUR 1.9 million provided by operating activities for the nine months ended September 30, 2006 compared to the same period last year is primarily the result of adjustment to reconcile net income to net cash flows from operating activities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2006 was EUR 5.0 million. The investing activities were principally investment in library of photographs and videos of EUR 5.1 million, which was carried out in order to maintain the 2006/2007 release schedules for both magazines and DVDs and capital expenditure of EUR 0.7 million offset by EUR 0.8 million from the last payment on sale of building and note receivable. Net cash used in investing activities increased EUR 2.7 million over the same period last year. The increase is principally due to less cash received from sale of building.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2006 was EUR 0.7 million, represented by repayments on short- and long-term borrowings, which included the final payment on the loan related to the building, offset by cash received from conversion of stock options. Net cash used in financing activities for the nine-month period ended September 30, 2006 decreased by EUR 1.1 million as a result of reduced requirements on repayments on borrowings.

Non-Cash Transaction

During the nine month period ending September 30, 2006 three convertible note holders converted a total of $1,325,000 of principal into common stock. As of September 30, 2006, the $2,250,000 convertible note was fully converted and subsequently all debt related to the note was repaid.

Contractual obligations

During the nine-month period ended September 30, 2006, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2005.

Outlook

During the nine months ending September 30, 2006, the combined increase in broadcasting, wireless and Internet sales was 77% compared to the same period last year, and represented 49% of total sales. We expect aggressive growth in this area going forward and subsequently it will significantly affect the overall growth and operating profit of the Company’s business. Below follows a discussion highlighting some important factors which we expect to contribute to the growth:

Broadcasting

During the past twelve months we have seen evidence of a new source of significant future profits in the IPTV based True Video on Demand (TVOD2) market in Europe. Revenues from our initial distributors on this type of platform have increased steadily, in line with subscriber growth.

In response to the development and rollout of IPTV based TVOD, the Company is aggressively targeting all major TVOD platforms and we are currently in the process of contracting with several platforms. During the fourth quarter of 2006 we expect to add a total of ten new TVOD platforms, represented by seven in Western Europe, two in Canada and one in Taiwan. By the end of 2007, the Company expects to reach a subscription base of at least 16 million TVOD enabled subscribers on a minimum of 27 new platforms in Western Europe(16), North America(6), the Far East(4) and Australia(1). We have reason to believe that our revenue from TVOD platforms will grow in line with the addition of platforms and their subscriber growth and consequently we expect a significant contribution to operating profit going forward.

In order to increase growth and profitability in broadcasting, we have restructured our trademark and content licensing business with respect to the operation and distribution of Private branded TV channels carrying our content in Europe and Latin America. The restructuring included finding new partners in these markets and subsequently we entered into agreements with Playboy TV Latin America, The Portland Television Group and Playboy TV International. During the switchover phase we were not fully operational in these markets and the third quarter of 2006 was the first full quarter since the end of 2005 in which all Private branded TV channels were in place. With the restructuring completed, we expect revenues and operating profit to grow going forward.

An additional feature of the restructuring discussed above was the release back to the Company of previously exclusive content rights held by third parties. Subsequently, in May 2006, the Company entered into a five-year Pay-TV content licensing agreement with Erotic Media AG for the territory of German Speaking Europe. Under the terms of the agreement, Private Media Group will receive 6 million euro during the licensing period in return for the access to a certain number of titles in its library. The agreement is highly profitable and it is making a substantial contribution to operating profit. During the second quarter of 2006 the Company recorded EUR 2.0 million in sales and EUR 0.35 million in marketing expense from this agreement, and during the third quarter of 2006 the Company recorded EUR 1.2 million in sales and EUR 0.1 million in marketing expense. The Company expects to be able to do additional deals based on the same concept going forward.

[2]	True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.

Wireless – Adult Mobile Content

As of September 30, 2006 Private’s mobile content was available to over 500 million handsets via 59 operators in 28 countries, of which 33 operators went live since September 2005. We are scheduled to go live with 20 additional operators in the fourth quarter and the Company is expecting to grow steadily with at least 10 additional operators each quarter during 2007. Asia and the Americas are currently unexplored and do therefore represent an enormous growth potential to us. Moreover, mobile data usage is still in the early days. More distribution channels and new technologies such as Mobile-TV and age verification systems, offering the ability to show explicit content, will provide us with significant growth in 2007 and beyond.3

Internet

Traffic to our sites has been growing steadily during the last 12 months and in the third quarter we experienced a new record of 2.8 million unique visits. Driving the growth in traffic is the development of our affiliate program Private Cash, which has continued to attract increasing traffic thanks to its promotion across our webmaster base. Although our affiliate program is still in its infancy it has proved that it works, and as the number of webmasters signing up grows we expect traffic and sales to increase.

In the second quarter we contracted with a third-party in order to employ DivX technology on our sites. DivX is among the world’s most popular video technologies and has been downloaded over 200 million times. DivX enables consumers to both stream and/or download to own and play highly-compressed, high-quality video content on their PCs and TV sets. Since August 2006, visitors to the “Private-to-Own” section of our online shop can download to own videos and we expect this new feature to generate growth going forward.

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

[3]	Juniper Research estimates in its white paper Adult to Mobile: Personal Services – Third Edition (September 2006) that the global mobile adult content market will more than double over the next five years, to nearly US$3.3 billion by 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

In the third quarter of 2006 we issued an aggregate of 3,512 shares of common stock in payment of $7,601 of accrued interest under the notes and 231,652 shares in exchange for the conversion of principal under the notes. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as it was sold to institutional investors believed to be accredited investors and was made without general solicitation or advertising.

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the nine months ended September 30, 2006

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January, 2006	10,935	$3.57	—	—
February, 2006	—	—	—	—
March, 2006	—	—	—	—
April, 2006	—	—	—	—
May, 2006	—	—	—	—
June, 2006	—	—	—	—
July, 2006	—	—	—	—
August, 2006	—	—	—	—
September, 2006	—	—	—	—

Total (1)	10,935	$3.57	—	—

(1)	We have an arrangement with a non-affiliated shareholder whereby we sell our products in exchange for shares of common stock valued at market price at the time of repurchase. We may repurchase up to an additional 34,999 shares of common stock under this arrangement.

Item 6.	Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC. (Registrant)

Date: November 14, 2006	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer