Form 10-K
period 2006-12-31
PRIVATE MEDIA GROUP INC
filed 2007-04-02
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Registered office)

Carretera de Rubí 22, 08173 Sant Cugat del Vallès, Barcelona, Spain

(European headquarters and address of principal executive offices)

34-93-590-7070

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2006, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $120,882,980. The aggregate market value has been computed by reference to the last sales price of the common stock on June 30, 2006.

On March 23, 2007 the registrant had 53,148,165 shares of Common Stock outstanding.

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

THE COMPANY

OVERVIEW

Private Media Group, Inc., a US incorporated company, and its subsidiaries (together referred to hereinafter as “Private Media Group”, “Private”, “the company” “we” or “us”) is a leading international provider of high quality adult media content for a wide range of media platforms. Any references in this report to Milcap Media Group refers to Milcap Media Group S.L. (Spain), and Milcap Media Limited refers to Milcap Media Limited (Cyprus).

Private Media Group, Inc. is incorporated in the State of Nevada. In accordance with Nevada law we maintain a registered office at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada. Our European headquarters are located at the offices of one of our principal operating subsidiaries, Milcap Media Group, S.L. ,whose address is Carretera de Rubí 22, 08173 Sant Cugat del Vallès, Barcelona, Spain, telephone + 34-93-590-7070.

We acquire worldwide rights to still photography and motion pictures tailored to our specifications from independent directors and process these images into products suitable for popular media formats such as print publications, DVDs and electronic media content for Internet, mobile and broadcasting distribution. We distribute our adult media content directly, and through a network of local affiliates and independent distributors, through multiple channels, including (1) newsstands, video rental stores, travel retail and adult bookstores, (2) mail order catalogues, (3) cable, satellite and hotel television programming, (4) over the Internet via proprietary websites and broadband delivery services and (5) wireless telephony. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties. In the fiscal year ended December 31, 2006, we had net sales of EUR 29.2 million and net income of EUR 0.5 million.

Our business was founded in 1965 and achieved initial success through our flagship publication, Private, the first full color, hard-core sex publication in the world. Today, we produce four X-rated periodical magazines: Private, Pirate, Triple X and Private Sex, as well as several special feature publications each year. As of December 31, 2006, we had compiled a digital archive of more than two million photographs and all of our 490 print publications. We expect to add two additional issues and hundreds of photographs each month to this archive. Approximately 125,000 copies of our print publications are distributed each month at an average retail price of approximately Euro 11.50. We distribute our publications over a network of approximately 250,000 points of sale in more than 40 countries, with strong market positions in Europe, Latin America, Australia and Canada.

Since 1992, we have also acquired, processed and distributed adult motion picture entertainment. We acquire worldwide rights to motion pictures that meet our exacting standards for entertainment content and production value from independent directors, either under exclusive contracts or on a freelance basis. We then edit and process these motion pictures to ensure consistent image quality and prepare and customize them for distribution in several formats, including DVDs, broadcasting, which includes cable, satellite, broadband and hotel television programming, and the Internet. Our proprietary motion pictures and those produced by joint ventures in which we participate have received more than 100 industry awards since 1994, evidencing our success in setting high quality standards for our industry. As of December 31, 2006, our movie library contained 1,042 titles. We expect to add more than 100 titles in 2007.

We launched our first Internet website, www.private.com, in 1997. We now own a number of sites directed at specific customer bases, including www.privatespeed.com and www.private.com/shop. We also generate incremental sales by licensing our trademarks and proprietary adult media content for use on the websites of other companies.

Since 1997, we have expanded our presence in emerging electronic markets such as the Internet, broadcasting and hand-held devices including both mobile phones, iPods and other MP4 players. We believe that these technologies represent a substantial growth opportunity for us in the future.

We license our content to cable & satellite television operators and broadband IPTV platforms as well as to hotels. Either directly or through different partnerships, we have also launched several television channels, Private Gold, Private One, Private Two and PrivateSpice , that broadcast our content. Consumers pay for these products either on a video-on-demand, pay-per-view or subscription basis.

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

Market Opportunity

Demand for adult entertainment products has grown substantially in recent years. We believe that the total worldwide adult entertainment market exceeds $56 billion annually. Of this market, we believe that our target market, including print publications, DVDs, broadcasting, wireless and the Internet, comprises more than $40 billion. We believe that two principal factors are driving growth in our industry: the relaxation of social and legal restrictions on distribution of adult entertainment products and new technologies that facilitate the distribution of high quality adult media content to consumers in the privacy of their own homes. As a result of liberalized regulation of adult entertainment products, we now distribute our products in physical form in more than 40 countries worldwide with an aggregate current population of 1.1 billion, as compared to six European countries with a population of 144 million when the current management took over in 1991. We expect this liberalizing trend to continue.

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

More recently, the telecommunications industry has shown considerable interest in the use of adult content on hand-held devices such as mobile telephones and other wireless activated devices. This provides an additional and exciting new source of potential revenues for us as one of the principal providers of adult content.

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

Our Competitive Strengths

We believe the following strengths, among others, will enable us to exploit the growing global market for adult entertainment:

Extensive library of high quality adult media content

We have an extensive library of high quality adult media content. As of December 31, 2006, our library included still photographs developed for more than 450 back-issues of magazines and 1,000 movie titles. We hold exclusive worldwide rights to this entire content archive. This has enabled us to enter into distribution arrangements with a wide range of media content providers, including leading international telecoms and broadcasting companies. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored most of our existing motion pictures in digital form. We believe that this electronic archive constitutes one of the largest libraries of high quality adult media content in the world.

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

Established market position and distribution network

We have a well-established worldwide distribution network which has been built up over the past 40 years, including some 250,000 points of sale in over 40 countries as of December 31, 2006. In many markets, we believe that our established presence hinders our competitors’ ability to break into the market. In some cases, exclusive distribution agreements improve our market position further. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. In electronic media categories, we have entered into strategic alliances with a number of leading international service providers. In addition, we have assembled an internal team of Internet specialists to maintain and improve our Internet infrastructure and electronic products and services. We believe that our broad, multi-format distribution network affords our customers convenient access to high quality adult media content in the format of their choice.

Flexible operating structure and access to substantial capital

We acquire adult media content from third-party producer/directors on a project basis. This approach gives us substantial flexibility in terms of production volume and delivery time, significantly reduces our fixed production overhead and largely eliminates the risk to us of cost overruns in production. Because of our multiple product and service formats and broad distribution network, we can afford to hire top directors in the industry, which we believe results in a higher quality product for our customers. Similarly, we reduce our fixed processing costs by outsourcing editing and duplication functions for most of our products, although we retain oversight of the overall production process for cost and quality control purposes. As a public company with access to the capital markets we believe that we will have sufficient financial resources to increase our production and grow through acquisitions without sacrificing our high quality standards. However, we cannot guarantee that funds will be available from the capital markets when needed.

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

To be at the forefront of the adult entertainment industry in adapting new technology and distribution channels such as wireless and IPTV1 distribution of our content. By actively seeking out and utilizing advanced technologies such as broadband Internet, cable and satellite television, IPTV and wireless devices to distribute our content, we expect to increase revenues with minimal incremental cost.

1	IPTV (Internet Protocol Television) describes a system where a digital television service is delivered to subscribing consumers using the Internet Protocol over a broadband connection.

To complete the digitalization of our entire movie library in order to prepare our library for distribution in new electronic media. We have developed an extensive library of motion pictures and other pictorial content. Until recently, this library was archived on a master print, which would allow duplication in traditional media. New forms of electronic distribution provide us with an opportunity to use this content by distributing it through new forms of media, such as, Internet broadband, IPTV broadcasting and wireless devices. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored most of our existing motion pictures in digital form.

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

Our Principal Products and Markets

Movie Productions

Since 1992, we have acquired and distributed adult motion picture entertainment. These productions generally feature men and women in a variety of erotic and sexual situations, in hardcore and softcore versions. We distribute these movies primarily on DVDs, through cable, satellite and hotel television programming, IPTV and over the Internet. We maintain the ownership and copyrights of every movie we finance and produce.

We expect to release more than 100 movie titles in 2007, with distribution through a worldwide network, including primarily video shops, newsstands and adult book stores. We have also worked together with other recognized brands, including, in 2000 the introduction of a the Private Penthouse Video label in conjunction with Penthouse.

As of December 31, 2006, our movie library contained more than 1,000 movie titles. These products are sold by distributors, primarily to retail stores and wholesalers worldwide. Our motion picture programs are also licensed to IPTV, cable, satellite and hotel television operators.

Internet

We launched our first Internet website, private.com, in 1997. We now own a number of sites directed at specific customer bases, including privatespeed.com and private.com/shop. We also generate incremental sales by licensing our trademarks and proprietary adult media content for use on the websites of other companies.

The Internet team has combined Private Media Group’s extensive media library with the most advanced technology to take advantage of the growth of broadband Internet access and new distribution methods. Private has developed several key product offerings which include video on demand, live sex chat, adult personals and e-commerce.

Wireless - Mobile Entertainment

We launched our mobile content program in 2003 and it has been growing rapidly since. We generate revenues from wireless deals both on and off portal and our current principal market is Europe. Our product offering currently consist of games and rich-media mobile downloads including; MMS, wallpapers, screensavers, video clips and video streaming.

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

The production and distribution of adult media content is very competitive. Hundreds of companies are now producing and distributing movies to wholesalers and retailers, as well as directly to consumers. The low cost of high quality digital video cameras and equipment has significantly lowered the barrier to entry for production of adult media content. According to Adult Video News, annual worldwide release of adult movie titles peaked at 25,000 and is currently at 11,000 of which 4000 in US alone vs. 500 mainstream movies produced by Hollywood. The bulk of this production is represented by low quality, amateur productions, made for only a few thousand dollars, as opposed to the larger, professionally produced movies with high production values. Around 20 major producers, such as Private Media Group, Vivid, Video Company of America and Metro, release most high budget adult movies. See “Business-Competition.” In addition, because it costs as little as $5,000 to establish an Internet presence, there is significant competition among distributors of adult media content over the Internet. The proliferation of websites distributing adult media content has itself fueled a greater and ongoing demand for the creation and licensing of new adult media content.

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

Video and DVD Sales & Rental

Bringing adult movies into the privacy of the home through the introduction of videocassettes along with cable and satellite services all but eliminated the adult theatre business. The introduction of the DVD and its rapid acceptance by the public quickly replaced videocassettes. DVDs offer better picture and sound quality than videocassettes and other add-ons. The DVD format also benefits suppliers and retailers. Several languages can be combined onto one DVD, so only the DVD cover needs to be changed for different territories.

According to DEG (Digital Entertainment Group - US) DVD players have been adopted by consumers faster than any other electronic device, including the cell phone and personal computer. 34 million DVD players were sold in the United states in 2006 and the installed base of DVD players reached 88 million households, with a total of 196 million players sold. DEG also reports that fifty percent of DVD owners now have more than one player. Consumers spent a record $24.1 billion renting and buying DVDs in 2006. DVD sell through sales grew to $16.6 billion in 2006. Total consumer spending on home video in the US, including DVD/VHS - rental/sell through, has gone from $14.0 billion in 2000 to $24.2 billion in 2006.

In 2005, total sales and rentals of adult videos and DVDs in the United States were approximately $ 4.3 billion according to Adult Video News estimates.

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

General growth in the PPV/VOD market in the US and Western Europe is expected to result in part from cable system digitization upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators are shifting from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS (Digital Broadcast Satellite) providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). Cable operators are also using their upgraded plants to provide their digital customers with VOD (Video-On-Demand) services. For the most part, the appeal of VOD to adult video consumers is no different than it is to consumers of other genres: VOD gives subscribers the opportunity to purchase movies impulsively, and the ability to watch movies exactly when, where and as often as they want. However, the ability to pause, rewind and fast-forward a VOD program – essentially mimicking the functionality of a DVD – may hold even more appeal for adult video consumers. In addition, broadband pipes and Internet protocol are allowing video-delivery upstarts to challenge cable players in the digital on-demand arena. IPTV2-based video-on-demand (IP-VOD), while still an emerging market, is beginning to gain traction and its potential is huge. Although IP-VOD is still in its absolute infancy and VOD via cable is the default delivery pipe at the moment, it is interesting to note that forecasts3 see the global number of IPTV subscribers grow from 8.0 million in 2006 to 50.7 million in 2010, a compound annual growth rate of 58 percent.

Adult services will serve as an important ‘driver’ to cable and IPTV systems in their efforts to attract subscribers to digital services, including VOD. Private Media Group expects that all of its future broadcasting will be on digital platforms.

United States

According to the National Cable and Telecommunications Association (“NCTA”), Cable MSOs deliver service to approximately 65.4 million basic households in the United States as of December 2005 and approximately 28.5 million received digital cable service. Kagan World Media (“Kagan”) estimates that by 2015 there will be 64.9 million digital cable subscribers. According to public information provided by DirecTV and EchoStar Communications Corporation (“EchoStar”) there was a total of 27.2 million DBS households as of end of 2005 with DirecTV and EchoStar’s DISH Network (“DISH”) providing services to 15.1 and 12 million households, respectively. Based on the above, we estimate the number of digital cable and satellite subscribers for 2015 to be approximately 98.6 million households, a growth of 77%.

2	IPTV (Internet Protocol Television) describes a system where a digital television service is using the Internet Protocol via broadband.
3	MRG, Inc.☐ IPTV Global Forecast –2006 to 2010, Semiannual IPTV Global Forecast, October 2006.

VOD availability is becoming increasingly widespread and is now on its way to becoming a mainstream content-delivery platform. Kagan research indicates that nearly 20 mil. homes had VOD by the end of 2004, a number that is on track to nearly double to 39.2 mil. by the end of 2008. Kagan further projects that there will be 62.9 million VOD enabled households by the end of 2014. In addition, Kagan estimates that in 2007 cable VOD revenue (from all sources, including adult and SVOD) will cross the $2 billion mark on its way to $6 billion in 2013.

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

Europe

Adoption of digital TV (DTV) is growing more rapidly than ever in Western Europe, driven by the success of new delivery platforms such as Digital Terrestrial (DTT) broadcasting and IP-based TV from telcos and other providers. Strategy Analytics estimated4 that the number of households using some form of digital TV in Western Europe was 75 million in 2006, up from 56 million at the end of 2005. Strategy Analytics forecasts that by 2010, DTV will be used by almost 127 million households in the region – close to 77 percent of all TV homes. The growth of DTT and IPTV threatens cable and satellite operators who have historically dominated pay TV in Europe and other regions. These new platforms will also spur millions of consumers to access TV programming from multiple sources, especially in countries where hybrid services combining free DTT channels with broadband-delivered IPTV content are being launched.

According to MRG (Multimedia Research Group, Inc.), the number of global IPTV subscribers will grow from 8.0 million in 2006 to 50.7 million in 2010, a compound annual growth rate of 58 percent. Europe is leading the market and the number of IPTV subscribers will grow from approximately 4 million in 2006 to 22 million in 2010. At present, a large majority of all new IPTV platforms include adult entertainment in their VOD offering.

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

As of March 2007 the number of Internet users in the European Union and United States, our principal markets, was 253 million and 211 million, respectively, which represent a growth over the past seven years of 168% and 121%, respectively. The total number

4	Strategy Analytics - Digital TV Subscriber Market Forecast Data - Western Europe Aug 2006

of Internet users in the world as of March 2007 was 1.1 billion. Based on information from RHK Inc. the Company estimates global adult entertainment Internet revenues to have grown from nothing to more than US$3 billion in 2004, in less than ten years. Furthermore, RHK Inc. estimates global adult entertainment Internet revenues, exclusive of revenues from online Video-on-Demand (IP-VOD), to grow to more than US$5 billion by 2007.

The use of the Internet for viewing adult media content is expected to increase significantly. Broadband Internet access is transforming the way that millions of consumers use and pay for news, entertainment, music and other media. Consumers will use their Internet high-speed, always-on broadband connections to access and pay for entertainment content, including adult content, and services. According to analysis and forecasts, global broadband subscriptions were estimated to have grown by 31% to 281 million5 during 2006 and by 2010 the number of broadband subscribers is expected to grow to more than 420 million6.

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

MAGAZINE PUBLICATIONS

Our publishing operations include the publication of the adult magazines identified in the table below, special editions consisting of previously published material and occasional newsstand specials, calendars and paperback books. All of these magazines, together with local editions, are printed under various trade names and are distributed in over 40 countries. We publish several customized editions of our four principal magazines. Each edition contains the same editorial material but provides locally targeted content reflecting local governmental regulation regarding explicit adult publications. Most of our magazines feature pictures of men and women engaged in erotic and sexually explicit situations. We distribute approximately 125,000 copies of our print publications per month at an average retail price of approximately (Euro) 11.50. Our most popular publications are Private, Pirate, Private Sex and Triple X.

MAGAZINE LIBRARY	As of December 31,
	2006	2005
Title	Nº of Issues	Nº of Issues
Private	198	192
Pirate	100	94
Triple-X	74	68
Private Sex	64	59
Private Man	4	4
Mansize	4	4
Special Editions	30	25
Best of Private (Book)	15	15
Special Editions (Book)	1	1

Total	490	462

5	Point Topic Ltd's (UK) World Broadband Statistics Q4/05 of March 2006.
6	Forecasted by Ovum-RHK, Inc. (USA)

	Quantities of Magazines Produced (Printed, not sold)
Title	2006	2005
Private	334,255	447,014
Pirate	223,615	307,402
Triple-X	209,250	260,663
Private Sex	154,806	229,860
Special Editions	159,095	311,356

Total	1,081,021	1,556,295

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

Circulation

Our magazines have historically generated most of their revenues from firm sales distribution. However, during the past two years distributors with rights to return has come to represent more than 50% of the distribution of our production. Single copy retail sales normally occur in adult book stores and newsstands. Newsstand retail sales are permitted in most of Europe and we distribute our magazines to newsstands in: Norway, Sweden, Finland, Denmark, the Netherlands, Germany, Austria, Switzerland, Belgium, France, Italy, Portugal and Spain.

Our magazines are distributed to newsstands and other public retail outlets through a network of national distributors, who maintain a local network of wholesale and retail distributors. We ship copies of each issue in bulk to our wholesalers, who distribute on to local retailers. Independent distributors who distribute our magazines do so under individual firm sales distribution agreements. Agreements with both national and independent distributors are normally subject to automatic yearly extensions unless either party terminates the arrangement.

Since 1998 we have sought to expand the use of our magazines’ content and other assets across different media formats. All issues of all our publications are available on our websites. In 2000 we completed the digitization of our still photo archive and previously unpublished photos are also published on our websites. Our magazines are also available for subscription on third party websites as electronic magazines.

Production, Distribution and Fulfillment

Several independent printers in Spain currently print most of our magazines, books, brochures and DVD covers. Printing costs vary based upon the price of component raw materials. The principal raw materials necessary for publication of our magazines are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and by general economic conditions. Our printers have a number of paper supply arrangements and we believe that those arrangements provide an adequate supply of paper for our needs. In any event, we believe that alternative sources are available at competitive prices. With respect to pre-press and related services, we currently use our own scanning facilities. We are also using the latest technologies in this field, such as digital imposition and computer-to-plate process technology, or CTP.

We print and ship all of our proprietary magazines from Barcelona, Spain. We determine the amount of printed publications bi-monthly with input from each of our national distributors. Most of our products are packaged and delivered directly by the printer or supplier, while Milcap Media Group provides warehousing, customer service and payment processing.

Our full-time editorial and post-production staff consists of an editor-in-chief and three editors who oversee the quality and consistency of the artwork and editorial copy and manage the production schedule and printing of each issue. The majority of this work is performed on our premises in Barcelona, Spain. We have entered into agreements with some photographers and writers under which such people have agreed to provide their services to us on an exclusive basis, generally for a period of one to three years.

MOVIE PRODUCTIONS

In 1992, we began releasing movies under the Private label. Our adult movies are in genres similar to our magazines and books under the titles listed in the table below. Normally, we spend between $ 50,000 and $ 150,000 per movie. This amount excludes the computation of the post-production, master production, duplication and distribution costs. Generally, Milcap Media Group creates and designs all artwork for promotional items and packaging and contracts for printing services. Since 1999 all DVDs have been duplicated by independent laboratories. A number of our labels, including Private Gold, Private Black Label, Private Movies, The Private Life of… and Private Reality Video are released on a monthly or bimonthly basis. As of December 31, 2006, our movie library contained 1,042 movie titles. During 2007, we expect the total to increase by more than 100 titles. Almost all titles are available on DVD. We presently market our DVDs in over 40 countries.

MOVIE LIBRARY	As of December 31,
	2006	2005
Title	Nº of Titles	Nº of Titles
Amanda’s Private Diary	5	5
Best - End of Year	10	9
Bukkakke	6	6
C”’ on my face	7	5
Phantom Seducer	2	2
Gaia	6	6
Horny Housewives	9	9
Ionie Luvecoxxx	17	3
Mansize	9	5
Peepshow Special	12	12
Pirate Fetish Machine	27	22
Pirate Video	12	12
Pirate Video de Luxe	16	16
Private Black Label	49	39
Private Castings	50	50
Private Films	28	28
Private Gold	84	73
Private Interactive	1	1
Private Lust Treasures	9	9
Private Man	10	7
Private Man – Stars	8	5
Private Movies	30	23
Private Porn Vacation	3	1
Private Reality Video	26	26
Private Sports	9	6
Private Stories	27	27
Private Superf**kers	12	12
Private Tropical	29	19
Private Video Magazine	26	26
Private X-Treme	30	22
Private XXX	33	27
Private-Ninn	4	4
Private-Penthouse Movies	12	12
The Best by Private	70	69
The Best of the Year	12	11
The Matador Series	15	15
The Private Adventures of Pierre Woodman	10	10
The Private Life of	37	28
The Private Story of	9	9
Triple X Files	12	12
Triple X Video	32	32
Virtualia	6	6
When Pornstars Play	6	4
Erotica (soft titles)	215	175

Total	1,042	900

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

We have licensed many of our original programs to cable and satellite television networks and adult pay-per-view television channels. These licenses generally grant the television channel owner a specific right of transmission and we retain the intellectual property rights of every production. We edit many of our new feature movie releases into several versions depending on the media through which they are to be distributed. In general, versions edited for cable, satellite and hotel television programming are less sexually explicit than the versions edited for home video distribution.

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

Broadcasting – Satellite & Cable

Since launching the broadcasting business in 2000, we have rapidly expanded in Eastern and Western Europe, Latin America and the United States. The broadcasting business was launched through an exclusive joint venture agreement with International Film Productions and Distributions, Ltd., (“IFPD”). IFPD is a European-based television broadcasting company associated with major content providers that specializes in the distribution of adult cable and satellite television channels. Under the joint venture agreement, IFPD was responsible for promoting and broadcasting the Company’s two adult channels, namely Private Gold (hardcore) and Private Blue (soft core), globally. The agreement provided the Company with 65% of the gross profits generated from the broadcast of, and advertising on, these channels. In 2003 the joint venture was dissolved and the Company acquired the channel names Private Gold and Private Blue, but continued licensing them to affiliated companies of IFPD under a two-year agreement with a minimum guarantee. The license was worldwide excluding North and Latin America and expired in 2005 when we entered into two new license agreements with RHF Productions Ltd for the UK and Playboy TV International for Europe excluding the UK. In May 2006, the Private Spice Channel was launched in Europe under the agreement with Playboy.

The Private Blue Channel & The Private Channel

The Private Blue channel was launched in United Kingdom under an exclusive joint venture agreement with Zone Vision Enterprises (“ZV”), a UK-based television company, and IFPD. As mentioned above, the Company acquired the channel name Private Blue, and continued licensing it to an affiliate company of IFPD for a fixed fee. Until the end of 2005, Private Blue was available through the analog and digital satellite platforms of BSkyB and the Telewest cable network in the United Kingdom. In 2006 the channel was re-launched as a fresh new channel in combination with the launch of an additional Private channel on the BSkyB Digital Satellite platform together RHF Productions Ltd, a member of the Portland Television Group of companies. The Portland Television Group of companies is a leading operator of adult channels in the UK. The channels are available to more than 8.3 million subscribers.

The Private Gold and Private Spice Channels

The Private Gold channel was launched in Europe under an exclusive joint venture agreement with IFPD. As mentioned above, the Company acquired the channel name Private Gold, and continued licensing it to an affiliate company of IFPD for a fixed fee. By the end of 2005, Private Gold had become the leading Adult Pay-TV channel in Europe and was distributed via satellite and cable in 25 countries in the region. In November 2005 the agreement with IFPD expired and the Company and Playboy TV International signed a five-year agreement to merge their two adult pay-TV channels, Private Gold and Spice Platinum, and thereby consolidating their market leadership in Europe. The new channel is called Private Spice and under the terms of the agreement, Playboy TV International is operating, distributing and marketing the new channel and Private provides content, brand and marketing support. Prior to the merging of the two channels, Spice Platinum has rapidly become one of Europe’s most sought after and fastest growing premium adult networks reaching in over 15 countries. The new channel makes available unique and proprietary quality content, offering flexible language tailoring and market localization and platforms are be able to offer their viewers a unique channel developed and serviced by the world’s leading adult television brands, while ensuring professional reliability and continuity.

The Private Gold was launched in Latin America in 2001, via the joint venture agreement with IFPD, and under a distribution agreement with Pramer S.C.A. Until recently, the Company held this agreement directly with Pramer. In May 2005, the Company and Playboy TV Latin America, signed an exclusive agreement to operate and distribute Private branded channel throughout Latin America. Under the terms of the agreement, Playboy TV Latin America, a Claxson Interactive Group affiliate, is operating and distributing the channel via Claxson’s Pay TV distribution network. Claxson’s aggregated distribution accounts for 56 million cable and satellite subscribers in the region.

Broadcasting Growth Potential

General growth in the PPV/VOD market in the US and Western Europe is expected to result in part from cable system digitization upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators are shifting from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS (Digital Broadcast Satellite) providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). Cable operators are also using their upgraded plants to provide their digital customers with VOD (Video-On-Demand) services. For the most part, the appeal of VOD to adult video consumers is no different than it is to consumers of other genres: VOD gives subscribers the opportunity to purchase movies impulsively, and the ability to watch movies exactly when, where and as often as they want. However, the ability to pause, rewind and fast-forward a VOD program – essentially mimicking the functionality of a DVD – may hold even more appeal for adult video consumers. In addition, broadband pipes and Internet protocol are allowing video-delivery upstarts to challenge cable players in the digital on-demand arena. IPTV7-based video-on-demand (IP-VOD), while still an emerging market, is beginning to gain traction and its potential is huge. Although IP-VOD is still in its absolute infancy and VOD via cable is the default delivery pipe at the moment, it is interesting to note that forecasts8 see the global number of IPTV subscribers grow from 8.0 million in 2006 to 50.7 million in 2010, a compound annual growth rate of 58 percent.

Adult services will serve as an important ‘driver’ to cable and IPTV systems in their efforts to attract subscribers to digital services, including VOD. In response to the development and rollout of IPTV and cable based TVOD, the Company is aggressively targeting all major TVOD platforms and we are currently in the process of contracting with several platforms. As of December 2006, we had contracted with 9 platforms and during the first six months of 2007 we expect to add a total of nine new TVOD platforms, including three in Germany, two in France and one each in the Netherlands, Belgium and Spain. By the end of 2007, the Company expects to reach a subscription base of at least 16 million TVOD enabled subscribers on a minimum of 28 new platforms in Western Europe (17), North America (7), the Far East (3) and Australia (1). We have reason to believe that our revenue from TVOD platforms will grow in line with the addition of platforms and their subscriber growth and consequently we expect a significant contribution to operating profit going forward.

Digital IPTV, Cable and Satellite Development in the United States

According to the National Cable and Telecommunications Association (“NCTA”), Cable MSOs deliver service to approximately 65.4 million basic households in the United States as of December 2005 and approximately 28.5 million received digital cable service. Kagan World Media (“Kagan”) estimates that by 2015 there will be 64.9 million digital cable subscribers. According to public information provided by DirecTV and EchoStar Communications Corporation (“EchoStar”) there was a total of 27.2 million DBS households as of end of 2005 with DirecTV and EchoStar’s DISH Network (“DISH”) providing services to 15.1 and 12 million households, respectively. Based on the above, we estimate the number of digital cable and satellite subscribers for 2015 to be approximately 98.6 million households, a growth of 77%.

VOD availability is becoming increasingly widespread and is now on its way to becoming a mainstream content-delivery platform. Kagan research indicates that nearly 20 mil. homes had VOD by the end of 2004, a number that is on track to nearly double to 39.2 mil. by the end of 2008. Kagan further projects that there will be 62.9 million VOD enabled households by the end of 2014. In addition, Kagan estimates that in 2007 cable VOD revenue (from all sources, including adult and SVOD) will cross the $2 billion mark on its way to $6 billion in 2013.

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

7	IPTV (Internet Protocol Television) describes a system where a digital television service is using the Internet Protocol via broadband.
8	MRG, Inc.☐ IPTV Global Forecast –2006 to 2010, Semiannual IPTV Global Forecast, October 2006.

Digital Cable and Satellite Development in Europe

Adoption of digital TV (DTV) is growing more rapidly than ever in Western Europe, driven by the success of new delivery platforms such as Digital Terrestrial (DTT) broadcasting and IP-based TV from telcos and other providers. Strategy Analytics estimated9 that the number of households using some form of digital TV in Western Europe was 75 million in 2006, up from 56 million at the end of 2005. Strategy Analytics forecasts that by 2010, DTV will be used by almost 127 million households in the region – close to 77 percent of all TV homes. The growth of DTT and IPTV threatens cable and satellite operators who have historically dominated pay TV in Europe and other regions. These new platforms will also spur millions of consumers to access TV programming from multiple sources, especially in countries where hybrid services combining free DTT channels with broadband-delivered IPTV content are being launched.

According to MRG (Multimedia Research Group, Inc.), the number of global IPTV subscribers will grow from 8.0 million in 2006 to 50.7 million in 2010, a compound annual growth rate of 58 percent. Europe is leading the market and the number of IPTV subscribers will grow from approximately 4 million in 2006 to 22 million in 2010. At present, a large majority of all new IPTV platforms include adult entertainment in their VOD offering.

Wireless - Mobile Entertainment

We generate revenues from wireless deals both on and off portal. Our ability to effectively use and re-use our content creates a high-margin business model for wireless since distribution costs are almost non-existent. As of December 2006, Private content was available to over 544 million handsets in 31 countries via 62 operators, of which 35 operators went live during 2006. The Company is scheduled to go live with 12 additional operators in the first quarter 2007 and is expecting to grow steadily with at least 10 additional operators each remaining quarter during 2007. Asia and the Americas are currently underexploited and therefore represent a significant growth potential to the Company. More distribution channels, advanced technology development, and the implementation of age verification systems offers us further significant growth potential in 2007 and beyond.

The market currently consist of SMS, games and rich-media mobile downloads including; MMS, wallpapers, screensavers, video clips and video streaming. Analysts Juniper Research expect the worldwide mobile adult content market to be worth $3.3bn by 2011, up from its current level of $1.4bn. Europe is considered the most lucrative market, according to the Juniper study, with the Asia Pacific region the next most valuable to the industry. A total of $14.5bn in revenue is expected to be generated by the adult mobile content sector over the next five years with Europe accounting for 39% revenue over this period. The study estimates that video-based services will account for over 70 per cent of revenue in the mobile adult content market by 2011.

In-Room Entertainment

The Company licenses the right to use its content to In-Room Entertainment operators.

INTERNET SERVICES

Overview

Internet access is transforming the way that millions of consumers use and pay for news, entertainment, music and other media. Consumers are increasingly using their Internet high-speed, always-on broadband connections to access and pay for entertainment content, including adult content, and services. According to analysis and forecasts, global broadband subscriptions were estimated to have grown by 31% to 281 million10 during 2006 and by 2010 the number of broadband subscribers is expected to grow to more than 420 million11.

9	Strategy Analytics - Digital TV Subscriber Market Forecast Data - Western Europe Aug 2006
10	Point Topic Ltd's (UK) World Broadband Statistics Q4/05 of March 2006.
11	Forecasted by Ovum-RHK, Inc. (USA)

Private Media Group’s Internet team has combined its extensive media library with the most advanced technology to take advantage of the growth of Internet access and new distribution methods. Private has developed several key product offerings which include a subscription based service, broadband video on demand sites, live sex chat service, adult personals, DVD rental service, and e-commerce shop. During 2006, we had 10.8 million unique visits to our websites, an increase of 24% compared to 2005.

Key Products

Private.com (www.private.com) is the flagship site of Private Media Group’s Internet offerings. The site offers access to high-quality adult content that includes full-length Private movies, photosets, sex-stories, a full library of Private magazines in image and downloadable PDF format, and third-party content. In addition, subscribers receive access to live webcam, live sex shows performed by couples, and adult personals. Premium content is also accessible through Private.com in a variety of different formats. The ability to purchase full-length DVD quality movies on a rental basis is available through Divx technology at a discounted rate for subscribers. One on one live chat is also accessible to members at a discounted rate. The site offers various payment methods to suit the ever-changing demands of the end-users that include credit card subscriptions, pay-per-minute dialers, debit cards, online checks, and SMS payments. All payments are made through a secured system and verification process that are in-line with the International and local e-commerce regulations. The Private.com website features the most advance technology to enable Private to protect its digital assets from theft and file sharing through usage of Microsoft digital rights encryption and protection. Private also goes the extra step to protect its library by digitally watermarking all images. Private.com acquires customers primarily through advertising in DVDs, videos, magazines and broadcast programming with minimal incremental cost. It also acquires new customers by establishing partnerships with leading international portals.

Private Shop (www.private.com/shop) offers a complete catalogue of Private products including Private DVDs and magazines, and adult toys available for purchase online. The site provides free pictures and free video clips to those who register with the shop. The site is built upon an extensive technical platform that utilizes real-time, secure transaction processing. In addition, the Shop is available in multi-lingual format and currency options based on a user’s locale. In 2006, the average order value was US$100.

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

TRADEMARK LICENSING

Private Licensing is a division of Private Media Group which coordinates a range of products associated with the Private brand, which includes: the Private Clothing Line, Private Beverages (Private Energy Drink, Private Wines and Private Vodka). Other licensed product lines include novelties, accessories, lingerie, fragrances, leather goods, nutritional supplements, aphrodisiacs and condoms.

The carefully developed Private Center concept for retailers was introduced a few years ago. Through its Licensing Division, Private is offering a unique opportunity for adult specialist and other retailers to buy into the Private brand through licensing agreements to either upgrade their existing retail points of sale or develop new outlets in order to satisfy the increasingly sophisticated and broad demands of adult consumers. Licensees are required to follow guidelines set by Private and the product range on offer will span from traditional adult products such as sex toys, magazines and DVDs to lifestyle Private-branded products, ranging from street wear to lingerie. The Private brand, valued by consumers and retailers alike thanks to its enduring focus on quality and innovation, thereby continues to meet new consumer demands, in both niche markets and broader sectors, such as the ever increasing number of female customers.

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

Piracy Problems

According to figures from the Motion Picture Association of America, annual losses from video piracy are an estimated $250 million a year in the United States alone, and close to $ 3.0 billion a year worldwide.

Piracy involving adult entertainment products and services is most prevalent in markets/territories where pornography is either illegal and/or the economy is poor. Several of these territories are typically located in Eastern Europe and the Far East. We believe that piracy is so prevalent in many of these territories that we cannot distribute our products there, as piracy undercuts our price structure and eliminates profit margins. It is very difficult to enforce our proprietary rights in these markets.

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

DVDs

The distribution of adult entertainment DVDs is a highly competitive business. Revenue generation for motion picture entertainment products depends, in part, upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Competition arises from established adult video producers and from independent companies distributing low-quality material.

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

Broadcasting

The distribution of adult movies on cable and satellite television systems and hotel pay-per-view systems is highly competitive. Competition in this area is increasing in line with increasing consumer demand for hardcore adult entertainment generally. Our strongest geographical market position for cable and television and distribution is in Europe and Latin America, with the channels, Private Spice, Private Gold and The Private Channel, and licensing arrangements with established European television networks, such as Canal+.

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

EMPLOYEES

As of December 31, 2004, 2005 and 2006 we employed 141, 135 and 137 people, respectively. Our employees in Spain are represented by two labor unions and we have never experienced a work stoppage. We believe that we have a good relationship with our employees.

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

Continued imposition of tighter processing restrictions by credit card associations and acquiring banks would make it more difficult to generate revenues from our websites. Our ability to accept credit cards as a form of payment for our online products and services is critical to us. There are ongoing efforts by credit card associations to restrict the processing of credit cards for online adult-

related content. To protect against such restrictions, we must invest heavily in new technologies to protect against fraud. Unlike a merchant handling a sales transaction in a non-Internet environment, e-commerce merchants are fully responsible for all fraud perpetrated against them.

Our ability to accept credit cards as a form of payment for our online products and services could be restricted or denied for many reasons, including:

•	Visa Tier 1 capital ratio requirements for financial institutions have significantly reduced the total dollar sales volume of Visa credit card activity that any bank can process in any given month;

•	if we experience excessive chargeback’s and/or credits;

•	if we experience excessive fraud ratios;

•	if there is a breach of our security resulting in a theft of credit card data;

•	if there is a change in policy of the acquiring banks and/or credit card associations with respect to the processing of credit card charges for adult-related content;

•	tightening of credit card association chargeback regulations in international commerce;

•	banks might choose not to accept accounts with adult-related content, in a similar manner to one bank in Spain which we previously used.

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

We are dependent upon key employees. Our future success depends, to a significant degree, on the continued services of our executive officers and other key personnel, including Berth Milton, Peter Cohen, Javier Sánchez and Johan Gillborg. We have not procured key-man life insurance and there is no guarantee that we will be able to obtain such insurance in the future should we so desire. Mr. Milton is the founder of our principal operating division, the Milcap Group, and has taken part in our management since the acquisition of the trademark Private in 1990. We cannot guarantee that we will be successful in retaining his services in the future. We do not presently have employment agreements with many of our executive officers or key personnel described. The loss of the services of any of them or an inability to continue to attract, motivate and retain highly qualified and talented personnel, including software development technical personnel, could have a material adverse effect on our business and operating results.

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

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. We are authorized to issue 110,000,000 shares of our capital stock, consisting of 100,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. At March 23, 2007, 53,148,165 shares of our common stock and no shares of our preferred stock were issued and outstanding, and approximately 3,004,436 shares of our common stock were issuable upon the exercise of options or warrants.

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

    Not applicable

ITEM 2.	PROPERTIES

Private Media Group maintains an office in the United States at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121.

In January 2002 Milcap Media Group renewed the lease for the building it currently occupies, located at Carretera de Rubi 22, 08173 Sant Cugat del Valles, Barcelona, Spain, for a further term of five years. Average monthly base rental expense is approximately $ 28,000. The building is currently used by all of our operating departments, primarily for marketing, administration and post production. In addition, the building serves as the European headquarters of Private Media Group, Inc. In addition, Milcap Media Group leases warehouse space also located on Carretera de Rubi. The lease expires in 2007 and the average monthly base rental expense is approximately $ 21,000. We recognize the rent expense on a straight-line basis over the term of the leases. Additionally, the leases requires us to pay our proportionate share of the building’s real estate taxes and operating expenses.

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

Our 2006 Annual Meeting of Shareholders was held on December 18, 2006. At the Annual Meeting each of our five nominees was elected to serve as a director until the next Annual Meeting of Shareholders. The election results were as follows:

Election of Five Directors:

Name	For	Withheld
Berth H. Milton	35,701,791	2,335
Bo Rodebrant	35,872,987	2,335
Lluis Torralba	35,870,894	2,335
Johan G. Carlberg	35,871,040	2,335
Daniel Sánchez	35,870,927	2,335

No other matter was submitted to a vote at the 2006 Annual Meeting.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Private Media Group, Inc. Common Stock

The common stock of Private Media Group, Inc. has traded on the NASDAQ National and Global Markets since February 1, 1999 under the symbol “PRVT”. Previously, our common stock traded on the NASD, Inc. OTC Bulletin Board since March 29, 1996. The following table sets forth the range of representative high and low bid prices for the common stock for the periods indicated, as reported by the NASDAQ Stock Market. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal 2006:
First Quarter	$5.55	$2.30
Second Quarter	$4.87	$3.68
Third Quarter	$4.71	$3.70
Fourth Quarter	$4.20	$3.30

Fiscal 2005:
First Quarter	$5.22	$4.04
Second Quarter	$4.15	$2.06
Third Quarter	$3.85	$1.99
Fourth Quarter	$2.25	$2.14

On March 23, 2007, the last sales price reported on the NASDAQ Stock Market was $ 2.26. On November 17, 2006, there were 178 shareholders of record and approximately 1,800 beneficial owners of our common stock.

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

Sale of Unregistered Securities in the Fourth Quarter of 2006

During the three months ended December 31, 2006, we sold no unregistered securities.

Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the five fiscal years in (a) the total shareholder return on common stock of Private Media Group, Inc. with (b) the total return on the Standard & Poors SmallCap 600 index and (c) the total return on a peer group. The Standard & Poor’s SmallCap 600 index covers approximately 3% of the US domestic equities market and includes a total of 600 companies with a market capitalization ranging from $70 million to $3.7 billion. The average market capitalization per company is approximately $ 0.97 billion. The peer group is an index weighted by the relative market capitalization of the following two companies, which were selected for being in an industry related to that of Private Media Group, Inc. (provider of adult content). The companies are Playboy and New Frontier Media. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of Private Media Group, Inc. common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (*)

	2001	2002	2003	2004	2005	2006
Private Media Group, Inc.	100	33	22	43	25	41
S&P SmallCap 600 Index	100	85	116	142	151	172
Peer Group	100	56	112	132	123	125

(*)	$ 100 invested on December 31, 2001 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Transfer Agent

The transfer agent and registrar for our common stock is InterWest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the twelve months ended December 31, 2006

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January, 2006	10,935	$3.57	—	—
February, 2006	—	—	—	—
March, 2006	—	—	—	—
April, 2006	—	—	—	—
May, 2006	—	—	—	—
June, 2006	—	—	—	—
July, 2006	—	—	—	—
August, 2006	—	—	—	—
September, 2006	—	—	—	—
October, 2006	32,000	$4.75	—	—
November, 2006	—	—	—	—
December, 2006	—	—	—	—

Total (1)	42,935	$4.45	—	—

(1)	We have an arrangement with a non-affiliated shareholder whereby we sell our products in exchange for shares of common stock valued at market price at the time of repurchase. We may repurchase up to an additional 2,999 shares of common stock under this arrangement.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for the five years ended December 31, 2006. The selected financial information has been derived from our audited consolidated financial statements. This selected consolidated financial information should be read along with our historical consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or appearing elsewhere in this Report.

	Years ended December 31,
	2006	2006	2005	2004	2003	2002
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Statement of Income Data:
Net sales	38,417	29,197	27,771	35,612	38,491	39,410
Cost of sales	18,610	14,144	14,597	19,198	19,081	17,031

Gross Profit	19,806	15,053	13,175	16,415	19,411	22,379
Selling, general and administrative expenses	18,477	14,043	14,430	17,976	19,871	20,562
Offering expenses	—	—	—	—	—	1,569
Gain on sale of building	—	—	1,279	—	—	—

Operating income (loss)	1,329	1,010	24	(1,561)	(461)	249
Interest expense	767	583	742	768	761	366
Interest income	303	230	234	165	147	327

Income (loss) before income taxes	865	657	(484)	(2,164)	(1,075)	210
Income taxes (benefit) from continuing operations	(622)	(473)	(548)	(1,327)	(504)	(130)

Income (loss) from continuing operations	1,487	1,130	60	(837)	(570)	340

Discontinued operations:
Loss from discontinued operations	(1,187)	(902)	(22)	—	—	—
Income tax (benefit)	(330)	(251)	(8)	—	—	—

Loss on discontinued operations	(856)	(651)	(14)	—	—	—
Net income (loss)	630	479	50	(837)	(570)	340

Other Comprehensive Income:
Unrealized loss on short-term investment			—	—	—	(67)
Foreign currency translation adjustments	(164)	(124)	(626)	(318)	642	666

Comprehensive income	467	355	(576)	(1,155)	72	939
Income (loss) applicable to common shareholders	630	479	50	(1,155)	(718)	(1,107)

Weighted average of shares outstanding:
Basic	52,858,131	52,858,131	51,720,180	50,136,203	43,493,163	28,626,327
Diluted	53,483,094	53,483,094	53,155,311	N/A	N/A	N/A
Basic income (loss) per share from continuing operations	0.03	0.02	0.00	(0.02)	(0.02)	(0.04)

Fully diluted income (loss) per share from continuing operations	0.03	0.02	0.00	(0.02)	(0.02)	(0.04)

Basic income (loss) per share from discontinued operations	(0.02)	(0.01)	0.00	—	—	—

Fully diluted income (loss) per share from discontinued operations	(0.02)	(0.01)	0.00	—	—	—

Basic income (loss) per share	0.01	0.01	0.00	(0.02)	(0.02)	(0.04)

Fully diluted income (loss) per share	0.01	0.01	0.00	(0.02)	(0.02)	(0.04)

Dividends declared per common Share	—	—	—	—	—	—

Selected financial data (cont’d)
	As per December 31,
	2006	2006	2005	2004	2003	2002
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	3,065	2,329	3,112	3,261	856	1,694
Working capital	27,715	21,064	20,150	17,166	13,293	15,287
Total assets	74,823	56,866	58,901	62,205	68,149	68,989
Total debt	5,187	3,942	5,918	9,756	13,732	16,486
Total shareholders’ Equity	60,965	46,333	44,889	44,951	44,157	43,451

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generate revenues primarily through:

•	sales of movies on DVD and videocassette formats;

•	sales of adult feature magazines;

•	Internet subscriptions and licensing;

•	broadcasting movies through cable, satellite and hotel television programming;

•	sales of adult mobile content (wireless); and

•	content, brand name and trademark licensing.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2004	2005	2006
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Magazine	5,121	3,739	2,275
Video	2,130	270	—
DVD’s	19,488	15,087	12,571
Internet	4,859	4,098	4,326
Broadcasting	3,463	3,574	8,057
Wireless	551	1,006	1,968

Total	35,612	27,774	29,197

Over time, we expect net sales from magazines to continue to decline as a percentage of net sales in relation to total net sales from DVDs, Internet, broadcasting and wireless. We expect net sales from DVDs, Internet, wireless and broadcasting to grow during the coming years.

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

Our magazines and DVD covers are printed by independent third-party printers in Spain. We introduced DVDs as a motion picture medium in 1999. The production of each DVD master disc, prior to duplication, costs approximately $10,000. DVDs have a relatively low cost of duplication, inclusive of box and packaging, of approximately $1.00 per unit. Our DVDs are duplicated on an all region format, playable on both NTSC and PAL with multiple languages and sub-titles.

We released 110 titles on DVD during 2006, 113 titles on DVD during 2005 and 104 titles during 2004 , including both new and archival material. We plan to release approximately 110 proprietary titles on DVDs in 2007.

Over the years, our cost of sales has been fluctuating relative to net sales due to our use of new mediums for our products, such as the Internet, DVD broadcasting and wireless. Internet, wireless and broadcasting sales has historically not carried any cost of sales and variations in these areas affect the overall cost of sales percentage in relation to sales. These new media provide us with additional sales of our existing content

In December 2003, a group-wide review of operations was initiated. The objective of the review was to restructure our operations to focus on our core business and reduce or abandon spending on, and investments in, activities not generating sufficient gross profits and/or operating profits. The review resulted in reduced selling, general and administrative expenses in the areas targeted and had a positive impact on the results of operations in both in 2004, 2005 and 2006.

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

Recognition of Revenue

Revenues from the sale of magazines and DVD’s and other related products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery.

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

Revenues from the sale of DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Revenues from satellite & cable broadcasting are recognized based on sales reported each month by its cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

Other Intangible Assets represents the value attributable to certain acquisitions (see Note 7 to the consolidated financial statements). Amortization expense is calculated on a straight-line basis over 10 years.

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

Results of Operations

2006 compared to 2005

Net sales. Our net sales in 2006 were EUR 29.2 million compared to EUR 27.8 million in 2005, an increase of EUR 1.4 million, or 5%. The increase was attributed to an increase in Internet, broadcasting and wireless sales of EUR 5.7 million, or 65%, which was offset by a reduction in sales of magazines, DVDs and videocassettes of EUR 4.3 million, or 22%.

Broadcasting sales increased EUR 4.5 million, or 125%, to EUR 8.1 million as a result of a new Pay-TV licensing agreement for German speaking Europe and an increase in video on demand sales offset by a temporary decrease in channel licensing sales due to the switchover to new channel licensing partners (see discussion under Outlook below). Wireless sales increased 96% to EUR 2.0 million as a result our content being available with more operators. Internet sales increased EUR 0.2 million, or 6%, to EUR 4.3 million as a result of improved conversion rates. DVD sales decreased EUR 2.5 million, or 17%, to EUR 12.6 million. The decrease in DVD sales was attributable to a reduction in points of sales carrying our DVD products and an industry wide decrease in DVD consumer prices. The reduction of points of sales occurred during the second half of 2005 as a result of the Company’s decrease in releases of new movie productions. Currently, and going forward, the Company is releasing the optimal level of new movie productions and subsequently, during 2007, we expect to regain points of sales and improve our margins as a result of having more higher priced new movie productions on sale. The industry wide drop in DVD consumer prices is partly the result of offline sales/rental competing with online sales/rental. Magazine sales decreased EUR 1.5 million, or 39% to EUR 2.3 million as a result of lower quantities sold through certain retail channels during the twelve month period. Videocassette sales decreased EUR 0.3 million to nothing.

Going forward, we expect Internet, Broadcasting and Wireless sales to continue to increase (see discussion under Outlook below).

Net sales in general were unaffected by changes in exchange rates. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the fiscal year. The was no change in average exchange rate for the fiscal year 2006 compared to 2005. The balance sheet is translated at the year-end exchange rate. Due to the significance of the results reported in dollars the impact of the euro/dollar exchange rate on our major categories of revenue and expense can be material.

Cost of Sales. Our cost of sales was EUR 14.1 million for 2006 compared to EUR 14.6 million for 2005, a decrease of EUR 0.5 million, or 3%. Cost of sales as a percentage of sales was 48% for 2006, a decrease of 5% compared to 2005.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 6.6 million for 2006 compared to EUR 7.6 million for 2005, a decrease of EUR 1.0 million, or 13%. The decrease was primarily the result of a decrease in sales of magazines and DVDs. Printing, processing and duplication cost as a percentage of sales was 22% for 2006, compared to 27% in 2005. Amortization of library was EUR 6.7 million for 2006 compared to EUR 6.4 million for 2005, an increase of EUR 0.3 million, or 5%. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The increase was the result of higher amounts invested in content released during the period subject to amortization in 2006 compared to 2005. Broadcasting cost was EUR 0.9 million for 2006 compared to EUR 0.6 million for 2005, an increase of EUR 0.3 million. Broadcasting cost represents programming, transmission cost and sales commissions. The increase relates to higher sales commission recorded in the period.

Gross Profit. Our gross profit for 2006 was EUR 15.1 million, or 52% of net sales, compared to EUR 13.2 million, or 47% of net sales for 2005. This represented an increase of EUR 1.9 million, or 14%, compared to 2005. Gross profit as a percentage of sales was up 5% for 2006 compared to 2005. The increase in gross profit in both money and as a percentage of sales was primarily the result of the increase in sales of non-physical products carrying no printing, processing and duplication cost and the decrease in sales of physical products carrying printing, processing and duplication cost.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 14.0 million for 2006 compared to EUR 14.4 million for 2005, a decrease of EUR 0.4 million, or 3%. We attribute the decrease in selling, general and administrative expenses to a reduction in general expenses, depreciation and bad debt provision of EUR 0.5 million offset by an increase in payroll of EUR 0.1 million.

Gain on sale of building. We reported gain on sale of building of EUR 1.3 million for 2005.

Operating profit/loss. We reported operating profit of EUR 1.0 million for 2006 compared to an operating profit of EUR 0.0 million for 2005, an improvement of EUR 1.0 million. The increase in operating profit was primarily the result of an increase in gross profit offset by the absence of gain on sale of building we had in 2005. Discounting the non-recurring effect of gain on sale of building of EUR 1.3 million in 2005, operating profit improved by EUR 2.3 million in the period.

Interest expense. Our interest expense was EUR 0.6 million for 2006, compared to EUR 0.7 million for 2005. The decrease is the result of less average borrowings outstanding in 2006 compared to 2005 and we expect interest expense to continue to decrease in 2006 as our average borrowings outstanding are expected to be less in 2006.

Income tax benefit from continuing operations. Our income tax benefit was EUR 0.5 million for 2006, compared to 0.5 million for 2005.

Income from continuing operations. Our income from continuing operations was EUR 1.1 million for 2006, compared to EUR 0.1 million for 2005. We attribute this increase in 2006 of EUR 1.0 million primarily to increased operating profit.

Loss from discontinued operations. Our loss from discontinued operations was EUR 0.9 million for 2006, compared to EUR 0.0 million for 2005.

Income tax benefit from discontinued operations. Our income tax benefit from discontinued operations was EUR 0.3 million for 2006, compared to 0.0 million for 2005.

Net Income/loss. Our net income was EUR 0.5 million for 2006, compared to EUR 0.0 million for 2005. We attribute this increase in net income in 2006 of EUR 0.5 million primarily to increased income from continuing operations offset by loss from discontinued operations.

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

Going forward, we expect DVD, Internet and Broadcasting sales to increase.

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

Liquidity and Capital Resources

We generate cash from our operating activities, borrowings from third parties, the exercise of warrants and private sales of our equity securities. Our principal uses of cash typically include, building our library of photographs and movies. We reported a working capital surplus of EUR 21.1 million at December 31, 2006, an increase of EUR 1.0 million compared to the year ended December 31, 2005. The increase is principally attributable to decreases in current liabilities We reported a working capital surplus of EUR 20.1 million at December 31, 2005, an increase of EUR 2.9 million compared to the year ended December 31, 2004. The increase is principally attributable to increases in current assets.

Operating Activities

Net cash provided by our operating activities was EUR 7.4 million for 2006 compared to EUR 4.4 million for 2005, and was primarily the result of net income, as adjusted for non-cash transactions, offset by uses of cash related to changes in operating assets and liabilities. We adjusted our net income of EUR 0.5 million to reconcile it to net cash flows from operating activities. Adjustments included (1) depreciation of EUR 0.9 million, (2) convertible note adjustment of EUR 0.1 million, (3) bad debt provision of EUR 0.2 million, (4) amortization of goodwill and other intangible assets of EUR 0.1 million and (5) amortization of photographs and videos of EUR 6.7 million making a total of EUR 8.5 million which was offset by EUR 0.9 million from deferred income taxes, providing a net balance of EUR 7.6 million. Changes in operating assets and liabilities reduced the net balance by EUR 0.2 million through trade accounts receivable, related party receivable, accounts payable trade and accrued other liabilities totaling EUR 2.4 million, offset by EUR 2.1 million from inventories, prepaid expenses and other current assets and income taxes payable. The increase in cash provided by operating activities for 2006 compared to 2005 is the result of both net income and adjustments to reconcile net income to net cash flows from operating activities and changes in operating assets and liabilities.

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

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2006 was EUR 7.1 million. The investing activities were investment in library of photographs and videos of EUR 6.5 million, which were carried out in order to maintain the 2006 and 2007 release schedules for magazines, DVDs and broadcasting. In addition to investment in library of photographs and videos, EUR 1.4 million was invested in capital expenditures. The total cash used in investing activities was offset by EUR 0.2 million from sale of part of the building and 0.6 million from note receivable. The increase over the comparable twelve-month 2005 period is principally due to the lower cash flows from sale of building in 2006.

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

Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2006 was EUR 0.9 million, represented primarily by EUR 1.0 million in repayments on short and long-term borrowings offset by EUR 0.1 million in cash provided by conversion of stock options. The main movements during the twelve-month period ended December 31, 2006 are described as follows:

(1) The balance of EUR 1.0 million on the EUR 1.65 million loan from an institutional lender was reduced by EUR 0.4 million and as of December 31, 2005 the remaining balance on the loan was EUR 0.5 million. (2) The $4.0 million Note held by Consipio Holding b.v. was reduced by EUR 0.4 million. As of December 31, 2006 the remaining balance on the Note was EUR 2.1 million. (3) The balance of EUR 0.1 million on the EUR 4.2 million loan from an institutional lender was reduced by EUR 0.1 million in connection with the sale of the building and as of December 31, 2006 the loan was repaid in its entirety. (4) The outstanding borrowings on our credit lines was reduced by EUR 0.1 million and as of December 31, 2006 the outstanding balance was EUR 1.35 million.

Net cash used in financing activities for the fiscal year ended December 31, 2005 was EUR 2.9 million, represented primarily by EUR 3.4 million in repayments on long-term borrowings offset by EUR 0.4 million in cash provided by short-term borrowings. The main movements during the twelve-month period ended December 31, 2005 are described as follows: (1) The $3.0 million loan from Beate Uhse AG was reduced by EUR 0.7 million, inclusive of exchange rate changes. As of December 31, 2005 loan was repaid in its entirety. (2) The balance of EUR 2.3 million on the EUR 4.2 million loan from an institutional lender was reduced by EUR 2.2 million in connection with the sale of the building and as of December 31, 2005 the remaining balance on the loan was EUR 0.1 million. (3) The balance of EUR 1.4 million on the EUR 1.65 million loan from an institutional lender was reduced by EUR 0.4 million and as of December 31, 2005 the remaining balance on the loan was EUR 1.0 million.

Net cash used in financing activities for the fiscal year ended December 31, 2004 was EUR 0.5 million, represented primarily by EUR 4.8 million in repayments on short- and long-term borrowings offset by EUR 2.6 million in cash provided by short- and long-term borrowings and EUR 1.8 million in cash received for conversion of warrants. The main movements resulting in a net decrease of EUR 2.3 million in borrowings during the twelve-month period ended December 31, 2004 are described as follows: (1) The $2.0 million and $3.0 million loans from Beate Uhse AG were reduced by EUR 2.2 million, inclusive of exchange rate changes. As of December 31, 2004 the $2.0 million was repaid and the remaining balance on the $3.0 million loan was EUR 0.7 million. (2) The $4.0 million Note held by Consipio Holding b.v. was reduced by EUR 0.4 million inclusive of exchange rate changes. As of December 31, 2004 the remaining balance on the Note was EUR 2.2 million. (3) In May 2003 Euro 1.65 million of the related party note payable to Luthares was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. During the twelve months ended December 31, 2004, the Company repaid Euro 0.3 million and subsequently the remaining balance was Euro 1.4 million. (4) In March 2003, the Company was granted a loan from an institutional lender in the principal amount of EUR 4.2 million of which EUR 1.75 million was received. The loan bears interest at the rate of EURIBOR + 1.5%, repayable over 12 years, including an initial period of 18 months during which only interest is payable. The loan was obtained for the purpose of financing the construction of an office building and is secured by a mortgage on the building. In 2004 an additional EUR 2.45 million was received in order to pay for the completion of the construction of the building. In connection with the sale of part of the property in 2004 EUR 1.9 million was repaid and as of December 31, 2004 the remaining balance on the loan was EUR 2.3 million.

Non-Cash Transactions

During 2006 the convertible note holders converted the remaining principal of $1,325,000 on the $2.25 million Convertible Note. As of December 31, 2006, the Convertible Note was repaid in its entirety.

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

Contractual obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of December 31, 2006:

	Amounts due in
	Less than one year	One to three years	Three to five years	More than five years	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Long-term debt:
Banks(1)	437	131	—	—	567
Non-institutional debt(1)	2,196	—	—	—	2,196

Total long-term debt	437	131	—	—	567

Operating leases(2)(3)	584	142	114	—	840
Capital lease obligations(3)	21	14	0	—	35

	3,237	287	114	—	3,638

(1)	Interest included. Debt with variable interest rate linked to EURIBOR has been calculated at the current rate since EURIBOR has been reasonably stable during the past years.
(2)	Includes rent for the Company’s offices and warehouses.
(3)	Amounts included in Note 14 in the financial statements.

Description of long-term debt:

Banks

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

Non-institutional debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2006 the outstanding principal under the Note was EUR 2.1 million.

Outlook

During the year ending December 31, 2006, the combined increase in broadcasting, wireless and Internet sales was 65% compared to the same period last year and represented 49% of total sales. We expect growth in this area going forward and subsequently it will significantly affect the overall growth and operating profit of the Company’s business. Below follows a discussion highlighting some important factors which we expect to contribute to the growth:

Broadcasting

During the past twelve months we have seen evidence of a new source of significant future profits in the IPTV based True Video on Demand (TVOD12) market in Europe. Revenues from our initial distributors on this type of platform have increased steadily in line with subscriber growth.

In response to the development and rollout of IPTV and cable based TVOD, the Company is aggressively targeting all major TVOD platforms and we are currently in the process of contracting with several platforms. As of December 2006, we had contracted with 9 platforms and during the first six months of 2007 we expect to add a total of nine new TVOD platforms, including three in Germany, two in France and one each in the Netherlands, Belgium and Spain. By the end of 2007, the Company expects to reach a subscription base of at least 16 million TVOD enabled subscribers on a minimum of 28 new platforms in Western Europe (17), North America (7), the Far East (3) and Australia (1). We have reason to believe that our revenue from TVOD platforms will grow in line with the addition of platforms and their subscriber growth and consequently we expect a significant contribution to operating profit going forward.

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

An additional feature of the restructuring discussed above was the release back to the Company of previously exclusive content rights held by third parties. Subsequently, in May 2006, the Company entered into a five-year Pay-TV content licensing agreement with Erotic Media AG for the territory of German Speaking Europe. Under the terms of the agreement, the Company is receiving 6 million euro during the licensing period in return for the access to a certain number of titles in its library. The agreement is highly profitable and it is making a substantial contribution to operating profit. During 2006 the Company recorded EUR 4.0 million in sales and EUR 0.5 million in marketing expense from this agreement. The Company expects to be able to do additional deals based on the same concept going forward.

Wireless – Adult Mobile Content

As of December 2006, Private content was available to over 544 million handsets in 31 countries via 62 operators, of which 35

12	True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.

operators went live during 2006. The Company is scheduled to go live with 12 additional operators in the first quarter 2007 and is expecting to grow steadily with at least 10 additional operators each quarter during 2007. Asia and the Americas are currently underexploited and therefore represent a significant growth potential to the Company. More distribution channels, advanced technology development, and the implementation of age verification systems offers us further significant growth potential in 2007 and beyond13.

Internet

Traffic to our sites has been growing steadily during 2006 and the number of unique visits has grown by 24% to 10.8 million compared to 2005. Driving the growth in traffic is the development of our affiliate program Private Cash. In February 2007, we launched the new private.com website. The key objective of the design of the new website is to increase conversion rates by more effectively marketing our products to site visitors prior to them making a purchase.

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

13	Juniper Research estimates in its white paper Adult to Mobile: Personal Services – Third Edition (September 2006) that the global mobile adult content market will more than double over the next five years, to nearly US$3.3 billion by 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by BDO Audiberia Auditores, an independent registered public accounting firm, as stated in their report, which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Private Media Group, Inc.

We have audited management’s assessment, included in the accompanying “Item 9A, CONTROLS AND PROCEDURES Management’s Annual Report on Internal Control Over Financial Reporting”, that Private Media Group, Inc.maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria)”. Private Media Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Private Media Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Private Media Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Private Media Group, Inc. as of December 31, 2005 and 2006 and the related consolidated statements of income and comprehensive income, shareholders´ equity, and cash flows for the three years in the period ended December 31, 2006, and the schedule listed in the accompanying index, and our report dated March 29, 2007 expressed an unqualified opinion thereon.

/s/ BDO AUDIBERIA AUDITORES

Barcelona, Spain

March 29, 2007

ITEM 9B.	OTHER INFORMATION

    Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Identification of Directors, Executive Officers and Key Employees

The following table sets forth all of the current directors, executive officers and key employees of Private Media Group, Inc., their age and the office they hold with Private Media Group or a subsidiary. Executive officers and employees serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

Name	Age	Position With the Company or Subsidiary
Directors
Berth H. Milton	51	President, Chief Executive Officer, Chairman of the Board and Director
Bo Rodebrant	54	Director
Lluis Torralba	38	Director
Johan G. Carlberg	47	Director
Daniel Sánchez	37	Director

Other Executive Officers and Key Employees
Peter T. Cohen	51	Chief Operating Officer, Private Media Group, Inc.
Johan Gillborg	44	Secretary and Chief Financial Officer, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group
Javier Sánchez	45	Executive Vice President, Production and Operations of Milcap Media Group
Philip Christmas	45	Chief Financial Officer, Milcap Media Group
Richard Polding	43	General Counsel, Private Media Group, Inc.

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

Peter T. Cohen was appointed Chief Operating Officer of Private Media Group in November 2006. From 2003 to 2006 he was a Managing Partner of MPP Ventures LLC, a consultancy firm providing services to major entertainment companies with respect to strategies for digital content production and distribution on multi-media platforms. From 2001 to 2002 he served as Senior Executive Vice President of Media and Entertainment for BillboardLive. From 1997 to 2001 he held the position as Senior Vice President of Programming for The Box Music Network, a state of the art interactive music video channel distributed throughout the US and select international territories. Prior to this, Mr. Cohen held several senior executive positions at various other media/entertainment companies including HBO, CNN International, MuchMusic and ACTV Inc. Mr. Cohen has a Bachelor’s degree in Human Ecology from The College of the Atlantic, Bar Harbor, Maine, USA.

Javier Sánchez was appointed Executive Vice President, Production and Operations of Milcap Media Group in November 2006. From August 1998 to November 2006, he held the position as Chief Operating Officer of Private Media Group, Inc. He has also been the General Manager of Milcap Media Group between 1991 and 1997 and has been a member of the Board of Milcap Media Group and Private France S.A. He is a minority shareholder of Milcap Media Group since its incorporation in 1991. He has been a member of the Board of Milcap Publishing Group AB since its incorporation in 1994 until 1997. From 1988 to 1991 he was the Operations Director of a mid-size printing company near Barcelona. From 1984 to 1987 he was the Production Manager of a major printing company in Barcelona.

Johan Gillborg was appointed as Chief Financial Officer of Private Media Group, Inc. in August 1998 and has been the Chairman and Managing Director of Milcap Publishing Group AB from 1994 until January 2000. Mr. Gillborg joined the group in 1992 as Marketing Consultant. From 1991 to 1992 he operated his own business which acted as sub-contracting sales force for Securitas Direct of Sweden (together with Mr. Kull). From 1988 to 1990, Mr. Gillborg served as a general manager in the hotel business in the United Kingdom and Portugal. Mr. Gillborg holds a Bachelor’s Degree in Business Administration from Schiller International University in London.

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

Richard Polding was appointed as General Counsel of Private Media Group, Inc. in September 2005. Mr. Polding´s first in house position as a legal advisor was with The Burton Group PLC from which he moved to Sony Music Entertainment (UK) Ltd in 1992. In 1996 he joined the Virgin Group as a founding member and Director of Legal and Business Affairs of the V2 Record label which Sir Richard Branson launched following the sale of Virgin Records to EMI. Mr. Polding has a Bachelor’s Degree in Law from Liverpool University and is qualified as a barrister at the Bar of England and Wales.

Certain Relationships

No director or executive officer serves pursuant to any arrangement or understanding between him or her and any other person. There are no family relationships between any of our directors or executive officers.

Audit Committee

We maintain an Audit Committee in accordance with applicable SEC and Nasdaq rules. The Audit Committee is currently comprised of Lluis Torralba, Johan Carlberg and Daniel Sánchez. All of the members of the Audit Committee are “independent” as defined in applicable Nasdaq listing requirements and SEC regulations, and each of them is able to read and understand fundamental financial statements. The Board has determined that Daniel Sánchez is an “audit committee financial expert” as defined under applicable SEC regulations. The Audit Committee reviews and recommends to the Board, as it deems necessary, the internal accounting and financial controls for the Company and the accounting principles and auditing practices and procedures to be employed in preparation and review of financial statements of the Company. The Audit Committee makes recommendations to the Board concerning the engagement of independent public accountants and the scope of the audit to be undertaken by such accountants. The Audit Committee has adopted a written Audit Committee Charter.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to Private covering its 2006 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of Private’s officers and directors complied with the reporting requirements under Section 16(a) for the 2006 fiscal year, except for Peter Cohen, who did not file Form 3 and Sánchez, Torralba and Carlberg, who did not file Form 4 to report options granted to each of them by Private in 2006.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Policy and Objectives

Our policy in compensating executive officers, including the executive officers named in the Summary Compensation Table appearing below (the “named executive officers”), is to establish methods and levels of compensation that will

•	attract and retain highly qualified personnel

•	provide meaningful incentives to promote profitability and growth and reward superior performance.

To achieve these policies Private follows the basic principles that annual compensation should be competitive with similar companies and long term compensation should generally be linked to Private’s return to shareholders. Private also believes that compensation for individual executives should be aligned to the performance of areas of the business over which the executive has the most control.

Executive compensation policies are implemented through a combination of annual and long-term methods of compensation. Compensation for the named executive officers includes

•	base salary,

•	eligibility to receive annual cash bonuses, and

•	stock-based compensation in the form of stock options under the employee stock option plan.

These primary components are available for flexible use by Private in a manner that will effectively implement our stated objectives with respect to compensation arrangements for each of the executive officers. Each of these components is discussed in more detail below. When setting the compensation arrangements for each executive officer, the Compensation Committee considers these components individually, as well as on an aggregate (total compensation) basis. There is no pre-determined relationship between base salary of our executives and any of the other principal components of compensation. Each element of compensation is considered both individually and in terms of total overall compensation.

Primary Components of Executive Compensation.

Base Salary

The base salaries of our executive officers are set by the Compensation Committee (and in the case of the CEO, ratified by the independent directors) after consideration of a number of factors, including the executive’s position, level of responsibility, tenure and performance. The Compensation Committee also considers the compensation levels of executives in comparable companies, along with the executive compensation recommendations made by our chief executive officer. In addition, the Compensation Committee evaluates whether the base salary levels of our executives are appropriate relative to our size and financial performance compared with the other companies reviewed. Relying primarily on these factors, the Compensation Committee sets the base salaries of our executive officers at levels designed to meet its objective of attracting and retaining highly qualified individuals. The Compensation Committee also believes that the continuity of leadership derived from the retention of well qualified executive officers is in the best interests of our shareholders. The base salaries of our executive officers are not set at any specific level as compared to the compensation levels of companies reviewed and the Compensation Committee does not assign relative weights or importance to any specific measure of the company’s financial performance. During 2006, base salary accounted for all the named executive officers’ direct cash compensation.

Annual Cash Incentive Payment

The Compensation Committee considers the use of annual performance bonuses from time to time where appropriate, to motivate participants to achieve company growth and enhance shareholder value. The incentive bonus plan permits plan participants to receive a cash bonus that is tied to the company’s financial performance during a specified fiscal year. We do not presently have in effect an annual cash bonus plan in effect with respect to any of the named executive officers. However, we have implemented a bonus arrangement for our Chief Operating Officer, Peter Cohen, effective for fiscal year 2007. Information regarding this bonus plan is contained elsewhere in this Item 11 under the heading “Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements.”

Long-Term Equity Based Compensation Awards

To date we have relied upon cash flow from operations as our principal source of working capital. As a result, we have placed special emphasis on equity-based compensation, in the form of options, to preserve our cash for operations. Long-term equity based compensation awards are granted to our executive officers pursuant to our employee stock option plan. The Compensation Committee believes that long-term equity based compensation awards are an effective incentive for senior management to increase the long-term value of the company’s common stock as well as aiding the company in attracting and retaining senior management. These objectives are accomplished by making awards under the plan, thereby providing senior management with a proprietary interest in the continued growth and performance of the company and more closely aligning their interests with those of our shareholders. In addition, because options generally terminate within 90 days after the date an executive leaves the company (other than because of disability or retirement at age 65 or older), we believe that options are a useful incentive in promoting the retention of executives.

All determinations regarding the granting of options, including the amount, exercise price and terms of vesting, are made by the Compensation Committee after seeking input from management, subject to the approval of the full Board of Directors acting as the option committee under the employee stock option plan. The Compensation Committee makes long-term equity based compensation awards after a review of a number of factors, including length of service, the performance of the company, the relative levels of responsibility of the executive and his or her contributions to the business, including recommendations of supervisors, and prior option grants received by the executive. Awards may be granted to the same executive on more than one occasion.

Stock option grants may be subject to a vesting period based upon continued employment during the option term or may fully vest upon grant. The Compensation Committee may make grants at any particular time during the year, and the full board of directors approves such grants. The exercise price of the options must be at least equal to the fair market value of such shares on the date the stock option is granted or such later date as the option committee specifies.

No options were granted to any of the named executive officers in 2006, as their current levels of overall compensation were considered adequate.

Other Benefits

We provide all eligible employees, including executive officers, with certain benefits, including paid time off and paid holiday programs. We do not presently maintain any deferred compensation or retirement plans.

Employment Agreements. We do not have employment agreements with any of our named executive officers and generally do not enter into long-term employment agreements with our executive officers.

Severance Agreements. We generally do not enter into severance agreements or similar agreements providing for payments upon termination of employment or change-in-control. Such agreements, when entered into, are negotiated on a case-by-case basis. We have not entered into any severance agreements or termination agreements with any of the named executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section included in this annual report. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the “Compensation Discussion and Analysis” section be included in this annual report.

The Compensation Committee:

Berth H. Milton

The following table summarizes all compensation paid to (i) our Chief Executive Officer and Chief Financial Officer serving during 2006, (ii) our other most highly compensated executive officers who were serving in such capacity at the end of 2006, other than the Chief Executive Officer and Chief Financial Officer, whose total compensation exceeded $100,000 in 2006, and (iii) our former Chief Operating Officer and Chief Marketing Officer (the “named executive officers”), for services rendered in all capacities to Private Media Group for the fiscal year ended December 31, 2006. No other executive officer earned compensation in excess of $100,000 in 2006.

2006 Summary Compensation Table

Name and Principal Position During Fiscal 2006	Fiscal Year	Salary ($)(1)	Option Awards ($)(1) (2)	Total ($)(1)
Berth H. Milton, President and CEO (3)	2006	118,144	—	118,144
Director, Chairman of the Board
Johan Gillborg (4)	2006	165,000	—	165,000
Chief Financial Officer and Secretary, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group
Javier Sánchez (5)	2006	205,000	—	205,000
Chief Operating Officer, Private Media Group, Inc. General Manager, Milcap Media Group
Mårten Kull (6)	2006	147,500	—	147,500
Chief Marketing Officer, Private Media Group, Inc.; Marketing Manager, Milcap Media Group
Philip Christmas (7)	2006	117,500	—	117,500
Chief Financial Officer, Milcap Media Group

(1)	Salary amounts received in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Reflects the amount recognized for financial statement reporting purposes for fiscal year 2006 in accordance with FAS 123(R) using the assumptions set forth in the footnote 16 to the financial statements included elsewhere in this Annual Report for stock option awards granted during and prior to 2006, assuming no forfeitures.
(3)	Salary received in non-US currency, 94,515 euro. Mr. Milton agreed to waive director fees for 2006. Therefore, the amount for 2006 reflects only salary received for services as President and CEO.
(4)	Salary received in non-US currency, 132,000 euro.
(5)	Mr. Sánchez served as Chief Operating Officer of Private Media Group, Inc. from 1998 until November 2006, when Mr. Sánchez was appointed as Executive Vice President, Production and Operations of Milcap Media Group. Salary received in non-US currency, 164,000 euro.
(6)	Mr. Kull resigned as Chief Marketing Officer effective December 12, 2006. Salary received in non-US currency, 118,000 euro.
(7)	Salary received in non-US currency, 94,000 euro.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year our Compensation Committee was comprised of Messrs. Milton and Sánchez until November 2006, when Mr. Sánchez ceased to be Chief Operating Officer. Since such time Mr. Milton has acted as the Compensation Committee. Mr. Milton served as our Chief Executive Officer during 2006. Mr. Sánchez served as our Chief Operating Officer until November 2006. During the last fiscal year, none of our executive officers served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Grants of Plan-Based Awards in the Last Fiscal Year

There were no plan-based awards granted to the individuals named in the Summary Compensation Table above for the year ended December 31, 2006.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase common stock of Private Media Group, Inc. held by the individuals named in the Summary Compensation Table at December 31, 2006. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2006.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Berth H. Milton	180,000		—	4.75	Mar 1, 2009
Javier Sánchez	180,000		—	4.75	Mar 1, 2009
Johan Gillborg	172,500		—	4.77	Mar 1, 2009
Javier Sánchez	500,000		—	5.00	Oct 7, 2009
Javier Sánchez	50,000		—	6.00	Dec 19, 2008
Johan Gillborg	50,000		—	6.00	Dec 19, 2008
Philip Christmas	15,000		—	6.00	Dec 19, 2008

Option Exercises and Stock Vesting During 2006

No stock options were exercised during 2006 by the individuals named in the Summary Compensation Table during 2006. No stock awards were issued or outstanding during fiscal 2006.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

We do not have employment agreements with any of our named executive officers and generally do not enter into long-term employment agreements with our executive officers. We generally do not enter into severance agreements or similar agreements providing for payments upon termination of employment or change-in-control. Such agreements, when entered into, are negotiated on a case-by-case basis. We have not entered into any severance agreements or termination agreements with any of the named executive officers.

Effective November 2006, we entered into an employment agreement with Peter Cohen in connection with his employment by Private as its Chief Operating Officer. Mr. Cohen’s employment is terminable upon not more than 30 days notice. We have agreed to pay him a salary of $200,000 per annum plus certain relocation costs of up to EUR 24,000. Mr. Cohen is also eligible to receive an annual performance bonus, based upon the achievement of specified goals in each fiscal year, commencing in 2007, based upon the amount of increase in operating income after 2006. The agreement provides for an annual bonus of between EUR 20,000 – 100,000, depending upon the amount of increase in operating income in the applicable fiscal year. If Mr. Cohen is terminated by Private other than for cause, he is entitled to a severance payment equal to one month of salary if terminated prior to October 30, 2007, and three months of salary if terminated at any time thereafter.

Director Compensation During 2006

The following table summarizes all compensation paid to our non-employee directors during 2006.

2006 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($) (2)(6)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)(1)
Bo Rodebrant	—	—	—	—	—	—
Lluis Torralba (3)	10,000	—	13,345	—	—	23,345
Johan G. Carlberg (4)	5,000	—	3,131	—	—	8,131
Daniel Sánchez (5)	10,000	—	10,436	—	—	20,436

(1)	Fee earned in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Reflects the amount recognized for financial statement reporting purposes for fiscal year 2006 in accordance with FAS 123(R) using the assumptions set forth in the footnote 16 to the financial statements included elsewhere in this Annual Report for stock option awards granted during and prior to 2006, assuming no forfeitures.
(3)	The director earned 8,000 euro in non-US currency and, as of December 31, 2006, the director had 8,000 options outstanding.
(4)	The director earned 4,000 euro in non-US currency and, as of December 31, 2006, the director had 9,000 options outstanding.
(5)	The director earned 8,000 euro in non-US currency and, as of December 31, 2006, the director had 30,000 options outstanding.
(6)	In 2006 Messrs. Sánchez, Torralba and Carlberg were each granted options to acquire 10,000, 8,000 and 3,000 shares, respectively, of Private’s common stock at an exercise price of $3.77, $4.73 and $3.77per share, respectively, being the fair market value of our common stock on the date of grant, which options vest in October 2007 and expire in October 2010. The fair market value of these options at the time of grant, computed in accordance with FAS 123(R), were $13,265 $15,680 and $3,980 respectively.

Our Board of Directors may, at its discretion, compensate directors for attending board and committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings.

We have agreed to pay Daniel Sánchez and Lluis Torralba a fee of EUR 2,000, and Johan Carlberg a fee of EUR 1,000, for each board and committee meeting attended. Our directors are also eligible to receive stock option grants under our employee stock option plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information as of March 23, 2007, regarding the beneficial ownership of our common stock by:

•	each of our directors and executive officers individually,

•	all persons known by us to be beneficial owners of five percent or more of our common stock, and

•	all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned.

Name and Address	Number of Shares Beneficially Owned (1)	Percent Beneficially Owned (1)
Berth H. Milton (2)	27,282,985	51.2%
Javier Sánchez (3)	760,000	1.4%
Johan Gillborg (4)	327,500	*
Bo Rodebrant (5)	72,000	*
Daniel Sánchez (6)	20,000	*
Philip Christmas (7)	15,000	*
Johan G. Carlberg (8)	6,000	*
Lluis Torralba (9)	—	—
Peter T. Cohen (10)	—	—
Richard Polding (11)	—	—
All Executive Officers and Directors as a group (10 people) (12)	28,483,485	52.4%

*	Denotes less than 1%
(1)	Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 53,148,165 shares of common stock outstanding on March 23, 2007. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of March 23, 2007, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 22,296,909 shares of common stock owned by Slingsby Enterprises Limited, of which Mr. Milton is the sole shareholder. 4,950,000 of these shares are pledged to a third party to secure payment of a loan from the third party to us. Also includes (i) 2,785,076 shares of common stock owned by Bajari Properties Limited, of which Mr. Milton is the sole shareholder, and (ii) 180,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o Private Media Group, Inc., Carretera de Rubì 22, 08173 Sant Cugat del Vallès, Barcelona, Spain.
(3)	Includes 730,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. Mr. J. Sànchez address is c/o Private Media Group, Inc., Carretera de Rubì 22, 08173 Sant Cugat del Vallès, Barcelona, Spain.

(4)	Includes 222,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Gillborg. His address is c/o Private Media Group, Inc., Carretera de Rubì 22, 08173 Sant Cugat del Vallès, Barcelona, Spain.
(5)	Includes 72,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Rodebrant. His address is c/o Private Media Group, Inc., Carretera de Rubì 22, 08173 Sant Cugat del Vallès, Barcelona, Spain.
(6)	Includes 20,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. D. Sánchez. His address is c/o Private Media Group, Inc., Carretera de Rubì 22, 08173 Sant Cugat del Vallès, Barcelona, Spain.
(7)	Includes 15,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Christmas. His address is c/o Private Media Group, Inc., Carretera de Rubì 22, 08173 Sant Cugat del Vallès, Barcelona, Spain.
(8)	Includes 6,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Carlberg. His address is c/o Private Media Group, Inc., Carretera de Rubì 22, 08173 Sant Cugat del Vallès, Barcelona, Spain.
(9)	His address is c/o Private Media Group, Inc., Carretera de Rubì 22, 08173 Sant Cugat del Vallès, Barcelona, Spain.
(10)	His address is c/o Private Media Group, Inc., Carretera de Rubì 22, 08173 Sant Cugat del Vallès, Barcelona, Spain.
(11)	His address is c/o Private Media Group, Inc., Carretera de Rubì 22, 08173 Sant Cugat del Vallès, Barcelona, Spain.
(12)	Includes 1,245,500 shares issuable upon exercise of outstanding Options under the Employee Stock Option Plan.

Equity Compensation Plan Information

On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan. In February 2003 the Plan was amended to provide for the issuance of up to 7,200,000 shares of the Company’s common stock to employees, consultants and advisors of the company, and was approved by the shareholders. Full details of the Plan are included in note 16 to the financial statements and are summarized below as of December 31, 2006:

( a )	Number of securities to be issued upon exercise of outstanding options, warrants and rights	2,711,936

( b )	Weighted-average exercise price of outstanding options, warrants and rights	$5.22

( c )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a) above)	2,148,278

We do not maintain any other equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

In December 2001 we borrowed $4.0 million from Commerzbank AG pursuant to a Note originally due December 20, 2002 in order to expand our product portfolio. Subsequently the maturity of the Note was extended to March 2003. The Note bears interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest due on maturity. The Note is prepayable in full upon the sale of equity by us. Upon the Note becoming prepayable, we are required to repay the entire principal amount of the Note together with the greater of (1) accrued interest payable on the Note or (2) a prepayment premium equal to $200,000. The Note is secured by a guaranty from Slingsby Enterprises and a pledge by Slingsby Enterprises of 4,950,000 shares of common stock. The lender and Slingsby Enterprises have also agreed that if the Note remains unpaid at maturity, Commerzbank may elect to exchange the Note for common stock owned by Slingsby Enterprises with a value of $5.0 million. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum. However, we have been unable to reach final agreement with Consipio on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. We continue to make all regularly scheduled interest payments on the Note and believe that we have valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. As of December 31, 2006, the outstanding principal under the Note was EUR 2.1 million. In any event, we do not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on us, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. common stock pursuant to the guaranty agreement from Slingsby. Slingsby Enterprises is beneficially owned by Berth H. Milton, Chairman of our Board of Directors and CEO.

We have short-term loans to Slingsby Enterprises Limited, an entity controlled by Mr. Milton. The loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2006 the highest amount outstanding was EUR 6.4 million. As of December 31, 2006, EUR 6.4 million remained outstanding on these loans, including interest.

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

The foregoing transactions are believed to be on terms no less favorable to us than we could obtain from unaffiliated third parties on an arms-length basis.

Review and Approval of Related Party Transactions

Our Audit Committee is responsible for the review and approval of all related party transactions required to be disclosed to the public under SEC rules. This procedure, which is contained in the written charter of our Audit Committee, has been established by our Board of Directors in order to both meet the requirements of applicable Nasdaq rules requiring review and approval of related party transactions, and to serve the interests of our shareholders. In addition, we maintain a written Code of Ethics which requires all employees, including our officers, to disclose to the Audit Committee any material relationship or transaction that could reasonably be expected to give rise to a personal conflict of interest. Related party transactions are reviewed and approved by the Audit Committee on a case-by-case basis. Under existing, unwritten policy no related party transaction can be approved by the Audit Committee unless it is first determined that the terms of such transaction is on terms no less favorable to us than could be obtained from an unaffiliated third party on an arms-length basis and is otherwise in our best interest.

Director Independence

All of the members of our Board of Directors are “independent” as defined in Nasdaq Stock Market Rule 4200 other than Berth Milton, who is our Chief Executive Officer.

Our Board of Directors has an Audit Committee and a Compensation Committee. Our Board of Directors does not have a formal nominating committee. Therefore, all decisions regarding director nominations are addressed by the entire Board of Directors. All of the members of the Audit Committee are independent under applicable SEC and Nasdaq listing rules. Mr. Milton is the only director who serves on the Compensation Committee who is not independent under applicable Nasdaq listing rules. Mr. Milton also participates in Board of Director deliberations regarding director nominations.

Under applicable Nasdaq listing rules we are a “controlled company” as Berth Milton beneficially owns more than 50% of our common stock. Therefore, we are exempt from Nasdaq rules which require that (i) compensation of executive officers be determined by either a majority of the independent directors or a Compensation Committee comprised solely of independent directors, and (ii) nomination of directors be made by either a majority of independent directors or a committee comprised solely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to BDO Audiberia

Following is information regarding fees billed by BDO Audiberia for services rendered to the Company in 2005 and 2006.

Audit Fees. The aggregate fees billed to the Company by the Company’s principal accountant, BDO Audiberia, for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $150,000 and $159,000 in 2005 and 2006, respectively. Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. BDO Audiberia did not provide any assurance or related services which are not included under “Audit Fees” in 2005 and 2006, respectively.

Tax Fees. BDO Audiberia did not provide any tax compliance, tax advice, or tax planning services in 2005 and 2006, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2005 and 2006, all services provided by BDO Audiberia were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements.

See Consolidated Financial Statements.

2.	Financial Statement Schedules.

See Schedule II.

3.	Exhibits.

See Exhibit Index.

INDEX TO EXHIBITS

Exhibit No.	Description of Document
***3.1	Restated Articles of Incorporation

***3.2	Articles of Amendment to the Articles of Incorporation

(1)3.3	Amended and Restated Bylaws

*4.1	Specimen Common Stock Certificate.

*4.3	Certificate of Designation re Preferred Stock.

++4.4	Form of Securities Purchase Agreements dated as of September 10, 2003, entered into by the Company with each of Omicron Master Trust, Cranshire Capital L.P., and Solomon Strategic Holdings, Inc., including as exhibits thereto:

(a)	Exhibit “A” - Form of Convertible Note.

(b)	Exhibit “B” - Form of Series A Warrant.

(c)	Exhibit “C” - Form of Series B Warrant.

(d)	Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(e)	Exhibit “E” - Form of Legal Opinion.

++4.5	Form of Securities Purchase Agreement dated as of September 10, 2003, entered into by the Company with CD Investment Partners, Ltd., including as exhibits thereto:

(a)	Exhibit “A” - Form of Convertible Note.

(b)	Exhibit “B” - Form of Series A Warrant.

(c)	Exhibit “C” - Form of Series B Warrant.

(c)	Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(e)	Exhibit “E” - Form of Legal Opinion.

++4.6	Letter Agreement dated October 9, 2003, by and between the Company and CD Investment Partners, Ltd.

*10.1	Milcap Acquisition Agreement dated December 19, 1997

*10.2	Cinecraft Acquisition Agreement dated December 19, 1997

***10.3	7% Note Due 2002 from the Registrant to Commerzbank AK.

+++10.4	Amendment No.1 to the 7% Note Due 2002

+10.5	Share Purchase Agreement dated as of December 9, 2002, by and among Fraserside Holdings Limited, Luthares Investments N.V. and Stichting de Oude Waag.

10.6	Consulting Agreement dated September 29, 2006, by and between the Company and Peter Cohen, as amended by letter dated September 29, 2006.

(1)14.1	Code of Ethics

21	Subsidiaries.

23.1	Consent of BDO Audiberia

23.2	Consent of Bruce E. Waldman, C.P.A.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 (SEC File No. 333-62075).

**	Incorporated by reference from the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
***	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (SEC File No. 333-69654).
+	Incorporated by reference from the registrant’s Form 8-K dated January 14, 2003.
++	Incorporated by reference from the Company’s Registration Statement on Form S-3 (SEC File No. 333-109607) as filed with the U.S. Securities and Exchange Commission on October 10, 2003.
+++	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(1)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2007	PRIVATE MEDIA GROUP, INC.

	By:	/s/ Berth H. Milton
Berth H. Milton, Chief Executive Officer

In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Berth H. Milton	Chairman of the Board and Chief Executive Officer, Director	March 30, 2007
Berth H. Milton

/s/ Johan Gillborg	Chief Financial Officer, Chief Accounting Officer	March 30, 2007
Johan Gillborg

/s/ Bo Rodebrant	Director	March 30, 2007
Bo Rodebrant

/s/ Lluis Torralba	Director	March 30, 2007
Lluis Torralba

/s/ Johan G. Carlberg	Director	March 30, 2007
Johan G. Carlberg

/s/ Daniel Sánchez	Director	March 30, 2007
Daniel Sánchez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Private Media Group, Inc.

1.	We have audited the accompanying consolidated balance sheets of Private Media Group, Inc. as of December 31, 2005 and 2006 and the related consolidated statements of income and comprehensive income, shareholders´ equity, and cash flows for the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Private North America Inc. a wholly-owned subsidiary, which statements reflect total assets constituting 2% and 3% and total revenues constituting 14%, 14% and 5% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Private North America Inc, is based solely on the report of those auditors.

2.	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3.	In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

4.	Also, in our opinion, the schedule presents fairly, in all material responses, the information set forth therein.

5.	We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Private Media Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2007 expressed an unqualified opinion thereon.

/s/ BDO Audiberia Auditores

BDO AUDIBERIA AUDITORES

Barcelona, Spain

March 29, 2007

To the Board of Directors and

Shareholders of Private North America Ltd.

I have audited the accompanying balance sheets of Private North America Ltd. as of December 31, 2005 and 2006 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Private North America Ltd. at December 31, 2005 and 2006 and the results of its operations and its cash flows for each of the three years ended December 31, 2006, in conformity with generally accepted accounting principles in the United States of America.

/s/ Bruce E. Waldman

Bruce E. Waldman,

Certified Public Accountant

Sherman Oaks, California

March 21, 2007

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006	2006
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	3,112	2,329	3,065
Trade accounts receivable – net (Note 3)	8,813	8,685	11,427
Receivable from sale of building	225	—	—
Related party receivable (Note 11)	5,888	6,423	8,451
Inventories - net (Note 4)	9,780	8,274	10,887
Deferred income tax asset (Note 10)	2,836	3,727	4,904
Prepaid expenses and other current assets	2,953	2,026	2,666

TOTAL CURRENT ASSETS	33,607	31,464	41,401

Library of photographs and videos - net (Note 5)	17,058	16,909	22,249
Property, plant and equipment - net (Note 6)	2,163	2,499	3,288
Other intangible assets (Note 7)	3,343	3,219	4,235
Goodwill	2,425	2,425	3,190
Other assets	304	350	461

TOTAL ASSETS	58,901	56,866	74,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings (Note 8)	3,853	3,402	4,477
Current portion of long-term borrowings (Note 8)	1,511	408	537
Accounts payable trade	5,871	4,748	6,248
Income taxes payable (Note 10)	488	733	964
Deferred income taxes (Note 10)	52	55	72
Accrued other liabilities (Note 9)	1,682	1,054	1,387

TOTAL CURRENT LIABILITIES	13,457	10,401	13,685

Long-term borrowing (Note 8)	555	132	174

TOTAL LIABILITIES	14,012	10,533	13,859

SHAREHOLDERS’ EQUITY (Note 12)

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2005 and 2006, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 52,478,723 and 53,148,166 issued and outstanding at December 31, 2005 and 2006, respectively	885	885	1,164
Additional paid-in capital	19,585	20,675	27,203
Retained earnings	27,188	27,667	36,404
Accumulated other comprehensive income	(2,769)	(2,894)	(3,807)

TOTAL SHAREHOLDERS’ EQUITY	44,889	46,333	60,965

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	58,901	56,866	74,823

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years ended December 31,
	2004	2005	2006	2006
	EUR	EUR	EUR	USD
	(in thousands)
Net sales	35,612	27,771	29,197	38,417
Cost of sales	19,198	14,597	14,144	18,610

Gross profit	16,415	13,175	15,053	19,806
Selling, general and administrative expenses	17,976	14,430	14,043	18,477
Gain on sale of building	—	1,279	—	—

Operating income (loss)	(1,561)	24	1,010	1,329
Interest expense	768	742	583	767
Interest income	165	234	230	303

Income (loss) from continuing operations before income taxes	(2,164)	(484)	657	865
Income tax (benefit) from continuing operations	(1,327)	(548)	(473)	(622)

Income (loss) from continuing operations	(837)	64	1,130	1,487

Discontinued operations (Note 19)

Loss from discontinued operations	—	(22)	(902)	(1,187)
Income tax (benefit)	—	(8)	(251)	(330)

Loss on discontinued operations	—	(14)	(651)	(856)

Net income (loss)	(837)	50	479	630

Other comprehensive income:
Foreign currency translation adjustments	(318)	(626)	(124)	(164)

Comprehensive income	(1,155)	(576)	355	467

Income (loss) per share from continuing operations:
Basic	(0.02)	0.00	0.02	0.03

Diluted	(0.02)	0.00	0.02	0.03

Loss per share from discontinued operations:
Basic	—	0.00	(0.01)	(0.02)

Diluted	—	0.00	(0.01)	(0.02)

Net income (loss) per share:
Basic	(0.02)	0.00	0.01	0.01

Diluted	(0.02)	0.00	0.01	0.01

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Common stock to be issued	Retained earnings	Accumulated other comprehensive income	Total share-holders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2004	49,955,057	883	17,124	—	27,976	(1,826)	44,157
Repurchase of common stock	(116,051)	—	(253)	—	—	—	(253)
Conversion of bond principal into common stock	153,438	—	236	—	—	—	236
Conversion of bond interest into common stock	66,245	—	124	—	—	—	124
Cash received for conversion of options	—	—	—	1,752	—	—	1,752
Conversion of options	19,500	—	23	—	—	—	23
Conversion of series A warrants	45,000	—	67	—	—	—	67
Cashless Conversion of series A warrants	38,987	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	(319)	(319)
Net loss	—	—	—	—	(837)	—	(837)

Balance at December 31, 2004	50,162,176	883	17,321	1,752	27,138	(2,145)	44,951
Repurchase of common stock	(46,479)	—	(127)	—	—	—	(127)
Conversion of bond principal into common stock	312,500	—	529	—	—	—	529
Conversion of bond interest into common stock	49,776	—	113	—	—	—	113
Conversion of options	2,000,750	2	1,750	(1,752)	—	—	—
Translation adjustment	—	—	—	—	—	(626)	(626)
Net income	—	—	—	—	50	—	50

Balance at December 31, 2005	52,478,723	885	19,585	—	27,188	(2,769)	44,889
Repurchase of common stock	(42,935)	—	(152)	—	—	—	(152)
Conversion of bond principal into common stock	662,500	—	1,057	—	—	—	1,057
Conversion of bond interest into common stock	16,128	—	39	—	—	—	39
Conversion of stock options	33,750	—	79	—	—	—	79
Stock based compensation	—	—	67	—	—	—	67
Translation adjustment	—	—	—	—	—	(124)	(124)
Net income	—	—	—	—	479	—	479

Balance at December 31, 2006	53,148,166	885	20,675	—	27,667	(2,893)	46,334

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2005	2006	2006
	EUR	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(837)	50	479	630
Adjustment to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(721)	(456)	(890)	(1,171)
Depreciation	2,133	1,102	898	1,181
Stock based compensation	—	—	67	88
Convertible note adjustment	64	91	71	93
Bad debt provision	1,649	246	209	274
Amortization of other intangible assets	124	93	124	163
Amortization of photographs and videos	6,568	6,385	6,691	8,804
Gain on sale of building	—	(1,279)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(279)	(662)	(80)	(105)
Related party receivable	(33)	(202)	(535)	(704)
Inventories	1,872	(920)	1,505	1,981
Prepaid expenses and other current assets	544	(665)	334	440
Accounts payable trade	(1,386)	(228)	(1,123)	(1,478)
Income taxes payable	(716)	223	245	322
Accrued other liabilities	(723)	615	(628)	(827)

Net cash provided by operating activities	8,260	4,392	7,365	9,691
Cash flows used in investing activities:
Investment in library of photographs and videos	(4,907)	(8,297)	(6,542)	(8,608)
Capital expenditures	(3,278)	(331)	(1,353)	(1,781)
Sale of part of building	4,387	6,897	225	296
Investment in other assets	(24)	(7)	(46)	(61)
Note receivable	(1,262)	770	592	780

Net cash used in investing activities	(5,084)	(968)	(7,124)	(9,374)
Cash flow provided by financing activities:
Conversion of stock options and warrants	1,842	—	79	104
Short-term borrowings - repayments	(752)	—	(450)	(593)
Long-term borrowings - repayments	(4,093)	(3,356)	(528)	(695)
Long-term borrowings - additions	2,450	—	—	—
Short-term borrowings - additions	100	410	—	—

Net cash (used in) provided by financing activities	(453)	(2,946)	(900)	(1,184)
Foreign currency translation adjustment	(318)	(626)	(124)	(164)

Net increase (decrease) in cash and cash equivalent	2,405	(148)	(783)	(1,030)

Cash and cash equivalents at beginning of the year	856	3,261	3,112	4,095

Cash and cash equivalents at end of the year	3,261	3,112	2,329	3,065

Cash paid for interest	637	556	408	537

Cash paid for taxes	257	332	—	—

Repurchase of common stock (non-cash transaction)	253	127	152	200

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

Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2006 and for the twelve months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.76 per USD 1.00 the Exchange Rate of the European Central Bank on December 31, 2006. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

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

The aggregate exchange gain included in determining net income amounted to EUR 374 thousand and EUR 229 thousand for the years ended December 31, 2004 and 2005, respectively. In 2006 there was no impact on net income from exchange gains or losses.

Recognition of Revenue

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues from the sale of DVD products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Revenues from satellite & cable broadcasting are recognized based on sales reported each month by its cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”). In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward. Capitalized website development costs including graphics and related software are being amortized on a straight-line basis over 5 years and are included in property, plant and equipment in the accompanying balance sheet (see Note 6).

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of businesses acquired.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets represents the value attributable to: a) Customer base, which was acquired from two of the Company’s former distributors in the U.S. and in Canada in 2001 and 2003, respectively, (see Note 7). The amortization expense is calculated on a straight-line basis over 10 years for each acquisition, and b) Broadcasting asset, which was acquired from International Film Production and Distribution Limited in 2003 (see Note 7). At the time of acquisition, the asset was deemed to have an indefinite life and is not subject to amortization.

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

Advertising Costs

Advertising costs are charged to income as incurred. The total advertising costs were EUR 2, 146 thousand, EUR 2, 489 thousand and EUR 2,492 thousand for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Cash and cash equivalents are maintained principally with major financial institutions in Europe that have high credit standings and the Company’s policy is to limit exposure to any one institution. Management attempts to limit credit risk on trade receivables mainly through establishment and monitoring of credit controls.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (Note 13).

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment”, (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values. The Company adopted SFAS 123(R) using the modified-prospective method as proscribed in SFAS 123(R). Our consolidated financial statements as of and for the twelve months ending December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R)

Stock-based compensation cost recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation cost recognized in the consolidated financial statements during the twelve months ending December 31, 2006 included compensation cost for stock-based compensation granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation cost for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation cost recognized in the consolidated statement of income for the twelve months ending December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2004 and 2005 (in thousands, except per share amounts):

	Years ended December 31,
	2004	2005
	EUR	EUR
Net income, as reported	(837)	50

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(151)	(272)

Pro forma net income	(988)	(223)

Earnings per share:
Basic – as reported	(0.02)	0.00

Basic – pro forma	(0.02)	0.00

Diluted – as reported	(0.02)	0.00

Diluted – pro forma	(0.02)	0.00

3. Trade accounts receivable

Trade accounts receivable consist of the following:

	December 31,
	2005	2006
	EUR	EUR
	(in thousands)
Trade accounts receivable	9,774	9,809
Allowance for doubtful accounts	(961)	(1,124)

Total trade accounts receivable, net	8,813	8,685

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

Inventories consist of the following:

	December 31,
	2005	2006
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,534	3,341
Video cassettes	299	138
DVDs	5,484	4,362
Other	463	433

	9,780	8,274

5. Library of photographs & videos

Library of photographs & videos consist of the following:

	December 31,
	2005	2006
	EUR	EUR
	(in thousands)
Gross:
Photographs	7,288	7,579
Videos	38,457	42,558
Translations, Sound Dubbing, & Sub-Titles	8,964	9,808
Digital Manipulation for DVD Masters	7,503	8,810
Digital Manipulation for Broadband Masters	584	584

	62,797	69,339

Less accumulated depreciation:
Photographs	5,833	6,440
Videos	27,127	31,099
Translations, Sound Dubbing, & Sub-Titles	6,889	7,690
Digital Manipulation for DVD Masters	5,364	6,634
Digital Manipulation for Broadband Masters	527	567

	45,739	52,430

Net:
Photographs	1,455	1,139
Videos	11,331	11,459
Translations, Sound Dubbing, & Sub-Titles	2,075	2,118
Digital Manipulation for DVD Masters	2,139	2,176
Digital Manipulation for Broadband Masters	58	17

	17,058	16,909

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2005	2006
	EUR	EUR
	(in thousands)
Equipment & Furniture	8,272	9,074
Website Development	1,453	1,886
E-commerce software system	471	471
Accumulated depreciation	(8,034)	(8,932)

Total Property, Plant and Equipment, net	2,163	2,499

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

In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward and accordingly in the years ended December 31, 2005 and 2006 the Company has capitalized EUR 130 thousand and EUR 433 thousand respectively of costs related to the development of its website including graphics and related software.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Other Intangible Assets

Other intangible assets consist of the following:

	Years ended December 31,
	2005	2006	2005	2006	2005	2006
	Broadcasting asset		Customer Base		Total
	EUR	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Beginning of year	2,525	2,525	1,240	1,240	3,765	3,765
Acquisition value (cost)	—	—	—	—	—	—

End of year	2,525	2,525	1,240	1,240	3,765	3,765

Accumulated amortization, beg	—	—	(298)	(422)	(298)	(422)
Amortization	—	—	(124)	(124)	(124)	(124)

Accumulated amortization, end	—	—	(422)	(546)	(422)	(546)

Net book value	2,525	2,525	818	694	3,343	3,219

Broadcasting asset is deemed to have an indefinite life and is not subject to amortization. The estimated amortization expense for customer base for the five years ended December 31, 2007 to 2011 is EUR 124 thousand per year.

8. Borrowings

Short- and long-term borrowings are comprised of the following:

	December 31,
	2005	2006
	EUR	EUR
	(in thousands)
Short-term borrowings:
Banks	1,400	1,350
Non-institutional debt	2,453	2,052

	3,853	3,402

Current portion of long-term borrowings:
Banks	502	408
Non-institutional debt	1,009	—

	1,511	408

Long-term borrowings:
Banks	555	132
Non-institutional debt	—	—

	555	132

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Banks

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder. The balance outstanding on the loan as of December 31, 2006 was EUR 0.5 million.

The Company’s Spanish subsidiary has existing bank line of credit agreements under which this subsidiary may borrow up to EUR 1.4 million. Borrowings under the lines of credit during 2006 were charged at interest rates of EURIBOR+1.25-1.50%. At December 31, 2005 and 2006 the borrowings outstanding under these agreements amounted to EUR 1.4 million and EUR 1.3 million, respectively.

Non-institutional debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, with interest on the Note being increased to 9.9% per annum. However, Consipio and Private have been unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded immediate payment of the outstanding principal under the Note. The Company continues to make all regularly scheduled interest payments on the Note and believes that it has valid defenses to the demand for immediate repayment of the Note, should Consipio seek to enforce immediate repayment. In any event, the Company does not believe that the acceleration of the Note by Consipio, if not rescinded, will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2006 the outstanding principal under the Note was EUR 2.1 million.

Convertible notes

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million. Effective August 31, 2006, the aggregate principal amount of $2.25 million had been converted into common stock by all investors and there was no outstanding principal balance due and payable under the convertible note agreements.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Accrued other liabilities

Accrued other liabilities are comprised of the following:

	December 31,
	2005	2006
	EUR	EUR
	(in thousands)
Accrued expenses	27	21
Deferred income	373	411
Taxes and social security	939	517
Other	343	105

	1,682	1,054

10. Income taxes

Following is a summary of income before income taxes of U.S. and international operations:

	Years ended December 31,
	2004	2005	2006
	EUR	EUR	EUR
	(in thousands)
USA	(2,329)	(2,042)	(1,410)
International	164	1,537	1,165

	(2,165)	(505)	(245)

The provision for income taxes consisted of the following in the years ended December 31, 2004, 2005, and 2006:

	Years ended December 31,
	2004	2005	2006
	EUR	EUR	EUR
	(in thousands)
Current
Federal	—	—	—
State	1	(1)	1
Foreign	(607)	(56)	165

Current tax expense	606	(57)	166

Deferred
Federal	(595)	(495)	(570)
State	(98)	(81)	(94)
Foreign	(29)	79	(226)

Deferred tax expense/(benefit)	(722)	(498)	(890)

Income tax expense/(benefit)	(1,327)	(555)	(724)

A reconciliation of income taxes determined using the United States corporate statutory rate of 35% to actual income taxes provided is as follows:

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
	2004	2005	2006
US federal statutory income tax rate	35.00%	35.00%	35.00%

Aggregate effect of foreign tax rates	30.47%	95.34%	253.77%

Permanent differences
Items not deductible for tax purposes	3.91%	13.22%	(15.78)%
Prior period adjustments	140.12%	(14.68)%	249.10%
Other	(36.46)%	(16.60)%	126.02%

Movement in valuation allowances	(111.73)%	63.53%	(353.44)%

Total tax provision	61.31%	175.82%	294.67%

In line with prior years, the Company has recognized a deferred tax asset for the Subpart F income that has been previously taxed at the US federal and state levels and not included in the US parent company’s financial income. This portion of the deferred tax asset was offset in part by the recognition of a valuation allowance.

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

	December 31,
	2005	2006
	EUR	EUR
	(in thousands)
Deferred Tax Assets:
Provisions for sales returns	103	26
Provision for bad debts	52	58
Differences in fixed assets	51	149
Deferred expenses/revenues	192	9
NOL carryforwards	3,067	3,475
Investment in subsidiaries	1,218	1,195
Other	104	128

	4,787	5,040
Less: Valuation allowance	(1,952)	(1,313)

	2,836	3,727
Deferred Tax Liabilities:
Deferred expenses/revenues
Spanish leasing benefits	(14)	(15)
Investment Incentives	(8)	(10)
Swedish Tax Reserves	(30)	(30)

Net deferred tax asset/(liability)	2,783	3,672

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforward

The company’s operating loss carry-forwards are described in the table below:

Year ended December 31
2006
EUR
(in thousands)
United States	6,817
Sweden	10
Cyprus	1,030
Spain	3,672
Holland	648
Italy	20
Canada	126

12,323

Cyprus, the United States, and Spain are the jurisdictions in which nearly all of the NOLs have been generated. NOLs in Cyprus post-2000 may be carried forward indefinitely. The NOLs in the United States may be carried back 2 years and carried forward for 20 years, while the NOLs in Spain may only be carried forward for 15 years.

No provision has been made for United States federal and state taxes or foreign taxes that may result from future remittances of undistributed earnings of the Company’s foreign subsidiaries because it is expected that all such earnings will be permanently reinvested in these foreign operations.

11. Related party transactions

The Company has short-term loans receivable from an entity controlled by the Company’s principal shareholder of EUR 5.9 million and EUR 6.4 million at December 31, 2005 and 2006 respectively. The loans bear interest at a rate of EURIBOR+1% payable annually.

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

12. Shareholders’ equity

Retained Earnings

The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd, Milcap Media Ltd. and Fraserside Holdings Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company is not currently aware of any significant restrictions that would inhibit its ability to pay dividends should it choose to do so, although the Company’s current intention is to re-invest the unremitted earnings of its foreign subsidiaries. In addition the Company is restricted from payment of dividends under the terms of its short-term note agreement (Note 8).

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

During 2000 the Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares. Such purchases may be made from time to time in the open market for an indefinite period of time. As of December 31, 2006 no shares had been repurchased.

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

Convertible notes

Effective September 2003, pursuant to securities purchase agreements entered into separately with four accredited institutional investors, we agreed to issue and sell to each of these investors convertible notes in the aggregate principal amount of $2.25 million, Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The securities purchase agreements each provided for the sale of one-half of the convertible notes ($1.125 million aggregate principal amount) and the issuance of all of the Series A and B Warrants as of the first closing, September 19, 2003, and obligated each of the investors to purchase, and for us to sell and issue to these investors, the remaining convertible notes ($1.125 million aggregate principal amount) immediately following the registration with the SEC of the common stock issuable under the convertible notes and the warrants (the second closing), which financing was completed effective October 27, 2003. As of August 31, 2006, the aggregate principal amount of $2.25 million had been converted into 1,125,000 shares of common stock by the investors and there was no outstanding principal balance due and payable under the convertible note agreements.

In connection with the sale of the convertible notes, effective as of September 19, 2003 we issued to the four investors Series A Warrants exercisable for an aggregate of 337,500 shares of our common stock, and Series B Warrants exercisable for an aggregate of 225,000 shares of our common stock. The Series A Warrants have an exercise price of $2.00 per share, and are exercisable at any time from September 19, 2003, through September 19, 2008. The Series B Warrants have an exercise price of $1.00 per share, are exercisable only upon the occurrence of specified events, and expire on September 19, 2004. Events which entitle the holders of the Series B Warrants to exercise the warrants include the following: (i) a material adverse change in our business, as defined in the securities purchase agreements; or (ii) the “market price” of our common stock on March 19, 2004, is less than $2.37, with the “market price” being defined as the arithmetic average of the five lowest daily volume-weighted average prices of our common stock during the 15 consecutive trading days immediately preceding March 19, 2004. On March 19, 2004 the “Market Price” was greater than $2.37. In addition to anti-dilution provisions providing for proportionate adjustments in the event of stock splits, stock

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends, reverse stock splits and similar events, the exercise price of the warrants is subject to downward adjustment upon the issuance by us of common stock or securities convertible into common stock at a price per share of less than the then current exercise price. Payment of the exercise price of the warrants may be made, at the option of the warrant holder, either in cash or by a “cashless exercise”. Upon a cashless exercise, in lieu of paying the exercise price in cash, the warrant holder would receive shares of common stock with a value equal to the difference between the market price (the average of the closing prices of the common stock for the five trading days immediately preceding the exercise date) at the time of exercise and the then current exercise price multiplied by the number of shares so exercised. During 2004 the equivalent of 145,000 Series A warrants were exercised of which 100,000 were converted into 38,987 shares of commons stock through a cashless conversion.

13. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2004	2005	2006
Numerator: (EUR in thousands)
Income (loss) from continuing operations	(837)	64	1,130

Loss on discontinued operations	—	(14)	(651)

Net income (loss)	(837)	50	479

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	50,136,203	51,720,180	52,858,131

Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	n/a	1,435,131	624,963

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	53,155,311	53,483,094

Earnings (loss) per share from continuing operations (in EUR)
Basic	(0.02)	0.00	0.02

Diluted	(0.02)	0.00	0.02

Earnings (loss) per share on discontinued operations (in EUR)
Basic	—	0.00	(0.01)

Diluted	—	0.00	(0.01)

Earnings (loss) per share (in EUR)
Basic	(0.02)	0.00	0.01

Diluted	(0.02)	0.00	0.01

For 2004 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share is EUR 0.02. The equivalent of 2,240,959 common shares derived from dilutive securities such as options, warrants and convertible notes is excluded from the diluted earnings per share for 2004 as they are anti-dilutive.

14. Commitments and contingent liabilities

The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent in the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2004, 2005 and 2006 amounted to EUR 967 thousand, EUR 651 thousand and EUR 692 thousand, respectively.

Future minimum payments under non-cancelable leases as of December 31, 2006 are as follows:

Year	EUR (in thousands)
2007	605
2008	97
2009	59
2010	57
2011	57

875

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Operations by geographical area

The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines, movies and the Internet.

Information concerning net sales from the Company’s geographic locations is summarized as follows:

	Years ended December 31,
	2004	2005	2006
	EUR	EUR	EUR
Net Sales	(in thousands)
USA	5,486	1,774	1,160
Gibraltar	1,276	1,276	1,046
Cyprus	13,614	10,201	13,865
Sweden	23,690	19,554	13,909
Spain	26,763	23,754	18,835
France	1,698	1,081	827
Benelux	3,072	2,437	2,034
Canada	1,206	495	708

Eliminations	(41,193)	(32,799)	(23,186)

Total	35,612	27,772	29,197

Eliminations principally relates to inter-group revenue arising from trademark, license and distribution agreements between the Company’s subsidiaries in the USA and Europe.

Information on the Company’s long-lived assets held in different geographic locations is summarized as follows:

	December 31,
	2005	2006
	EUR	EUR
	(in thousands)
Long-lived assets
USA	320	282
Cyprus	18,486	18,737
Sweden	4,753	4,831
Spain	1,147	983
France	14	12
Benelux	69	49
Gibraltar	19	19
Canada	485	489

Total	25,294	25,401

One customer accounted for 9%, 8% and 14% of consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

The following table illustrates our net sales by product group for the periods indicated.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
	2004	2005	2006
	EUR	EUR	EUR
Net sales by product group	(in thousands)
Magazines	5,121	3,739	2,275
Video	2,130	270	—
DVDs	19,488	15,087	12,571
Internet	4,859	4,098	4,326
Broadcasting	3,463	3,574	8,057
Wireless	551	1,006	1,968

Total	35,612	27,774	29,197

16. Stock-based compensation

The Company has an Employee Stock Option Plan, see below. On adoption of SFAS 123(R), the Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at December 31, 2006 there would be none. The compensation cost charged against income for the twelve month period ended December 31, 2006 was EUR 67 thousand, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

Employee Stock Option Plan

The 1999 Employee Stock Option Plan (“the Plan”), which is shareholder approved, allows the Company to grant options to purchase common stock to designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers of Private Media Group. The Plan authorizes the Company to grant stock options exercisable for up to an aggregate of 7,200,000 shares of common stock. No stock options may be granted under the Plan after the Plan expires on March 1, 2009. The purchase price (exercise price) of option shares must be at least equal to the fair market value of such shares on the date the stock option is granted or such later date the Company may specify. The stock option is exercisable for a period of ten years from the date of grant or such shorter period as is determined by the Company. Each stock option may provide that it is exercisable in full or in cumulative or non-cumulative installments, and each stock option is exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee may not exercise a stock option unless from the date of grant to the date of exercise the optionee remains continuously in the Company’s employ.

At December 31, 2006, options for 2,148,278 shares were available for future grant under the Plan. Share options become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee. Options granted under the Plan generally expire 5-10 years following the date of grant, certain options grants may have shorter lives.

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

During the twelve-month periods ended December 31, 2004, 2005 and 2006 grants for 603,000, 121,000 and 21,000 shares, respectively, were made. The following assumptions were used in calculating the fair value:

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2004	2005	2006
Expected volatility	70.0%	70.0%	51%-62%
Expected dividend yield	—	—	—
Expected term (in years)	2.71	2.5	2.5
Risk-free interest rate	4.0%	4.2%-4.6%	4.7%-5.1%
Weighted average fair value	$0.75	$0.75	$1.57

A summary of stock option activity for the year ended December 31, 2006 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[14] in Thousands of USD
Outstanding January 1, 2006	2,740,186	5.22
Granted	21,000	4.14
Exercised	33,750	2.91
Forfeited	15,500	2.16

Outstanding December 31, 2006	2,711,936	5.22	2.2	753

Exercisable December 31, 2006	2,610,936	5.24	2.2	718

During the twelve months ended December 31, 2005 and 2006, the aggregate intrinsic value, determined as of the date of option exercise, of options exercised under our stock option plan was USD 6.5 million and USD 42 thousand, respectively.

As of December 31, 2006, outstanding stock options consist of the following:

	Options Outstanding			Options Exercisable
Exercise price range	Options outstanding	Weighted average exercise price	Weighted average remaining life	Options exercisable	Weighted average exercise price
1.19 - 3.77	483,000	2.47	2.2	440,000	2.40
4.17 - 6.00	1728,436	4.92	2.3	1.670,436	4.89
7.16 - 11.71	500,500	8.92	2.0	500,500	8.92

1.19 – 11.71	2,711,936	5.22	2.2	2,610,936	5.24

As of December 31, 2006, there was USD 38 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of all shares vested and outstanding at December 31, 2005 and 2006, was USD 6.6 million and USD 6.6 million, respectively.

14	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2006.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Selected quarterly financial data (unaudited)

Selected quarterly financial data for the years ended December 31, 2006 and 2005 is summarized as follows:

	For the year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	6,394	7,665	7,772	7,366	29,197
Gross profit	2,811	3,860	4,645	3,737	15,053
Income (loss) from continuing operations	(436)	683	1,111	(231)	1,128
Loss on discontinued operations (Note 19)	(66)	(163)	(134)	(287)	(651)
Net income (loss)	(502)	520	978	(518)	477

Income (loss) per share from continuing operations:
Basic	(0.01)	0.01	0.02	0.00	0.02

Diluted	(0.01)	0.01	0.02	0.00	0.02

Loss per share from discontinued operations:
Basic	0.00	0.00	0.00	(0.01)	(0.01)

Diluted	0.00	0.00	0.00	(0.01)	(0.01)

Net income (loss) per share:
Basic	(0.01)	0.01	0.02	(0.01)	0.01

Diluted	(0.01)	0.01	0.02	(0.01)	0.01

Weighted average shares outstanding:
Basic	52,488,883	52,751,892	53,037,036	53,148,522	52,858,131

Diluted	n/a	53,560,034	53,549,826	n/a	53,483,094

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	7,438	7,083	6,295	6,956	27,772
Gross profit	2,965	2,878	3,163	4,169	13,175
Income (loss) from continuing operations	670	(641)	(73)	108	64
Loss on discontinued operations (Note 19)	—	—	—	(14)	(14)
Net income (loss)	670	(641)	(73)	94	50

Income (loss) per share from continuing operations:
Basic	0.01	(0.01)	0.00	0.00	0.00

Diluted	0.01	(0.01)	0.00	0.00	0.00

Loss per share from discontinued operations:
Basic	0.00	0.00	0.00	0.00	0.00

Diluted	0.00	0.00	0.00	0.00	0.00

Net income (loss) per share:
Basic	0.01	(0.01)	0.00	0.00	0.00

Diluted	0.01	(0.01)	0.00	0.00	0.00

Weighted average shares outstanding:
Basic	50,382,898	52,161,157	52,152,232	52,182,053	51,720,180

Diluted	53,157,264	n/a	53,257,429	53,187,430	53,155,311

(i)	In the first quarter of 2005, the company reported a non-recurring event of gain on sale of building of EUR 1,279 thousand, included in operating profit, which had an impact on net income of EUR 1,186 thousand. The gain on sale of building had no impact on gross profit.

18. Recent accounting pronouncements

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

19. Discontinued operations

In November 2006, the Company discontinued its operations with respect to the publishing and distribution of a monthly print publication. The publication was a non-adult entertainment publication and eight issues were published and distributed in Spain.

The loss on discontinued operations consist of the following:

	Years ended December 31,
	2005	2006
	EUR	EUR
	(in thousands)
Net sales	—	83
Cost of sales	—	419

Gross profit (loss)	—	(336)
Selling, general and administrative expenses	22	566

Operating loss	(22)	(902)
Income benefit	8	251

Loss on discontinued operations	(14)	(651)

SCHEDULE II

PRIVATE MEDIA GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions charged to
	Opening balance	Costs and expenses	Revenue (a)	Deductions (b)	Ending balance
	EUR	EUR	EUR	EUR	EUR
Description
Allowance deducted in the balance sheet from the asset to which it applies:

Year ended December 31, 2006:
Allowance for magazine returns	1,611	—	4,012	(4,821)	802

Allowance for doubtful accounts	961	209	—	(46)	1,124

Year ended December 31, 2005:
Allowance for magazine returns	1,658	—	5,307	(5,354)	1,611

Allowance for doubtful accounts	930	246	—	(215)	961

Year ended December 31, 2004:
Allowance for magazine returns	2,191	—	6,229	(6,762)	1,658

Allowance for doubtful accounts	2,024	1,649	—	(2,743)	930

Notes:

(a)	Represents provisions for expected returns of magazines from national distribution networks which are charged to net revenues.
(b)	Represents settlements on returns provisions previously recorded, and write-offs less recoveries on doubtful accounts. The write-off in 2004 relates primarily to one specific receivable from an Internet billing service provider provided for in 2003 and 2004, which has been written off completely after collection attempts failed.