Form 10-Q
period 2007-03-31
PRIVATE MEDIA GROUP INC
filed 2007-05-10
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  Ö   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer          Accelerated Filer     Ö     Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No Ö

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at May 9, 2007
Common Stock, par value $.001	53,148,166

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31, (Unaudited)
	2006	2007	2007
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	2,329	2,333	3,110
Trade accounts receivable	8,685	7,531	10,041
Related party receivable	6,423	6,578	8,771
Inventories - net (Note 2)	8,274	7,904	10,538
Deferred income tax asset	3,727	3,727	4,969
Prepaid expenses and other current assets	2,026	2,250	3,000

TOTAL CURRENT ASSETS	31,464	30,322	40,430
Library of photographs and videos – net	16,909	17,369	23,159
Property, plant and equipment – net	2,499	2,602	3,470
Other intangible assets	3,219	3,188	4,251
Goodwill	2,425	2,425	3,234
Other assets	350	352	469

TOTAL ASSETS	56,866	56,258	75,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,402	3,329	4,439
Current portion of long-term borrowings	408	408	544
Accounts payable trade	4,748	5,072	6,763
Income taxes payable	733	570	760
Deferred income taxes	55	55	73
Accrued other liabilities	1,054	924	1,232

TOTAL CURRENT LIABILITIES	10,401	10,359	13,811
Long-term borrowings	132	26	35

TOTAL LIABILITIES	10,533	10,385	13,846
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2006 and March 31, 2007, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 53,148,166 and 53,148,166 issued and outstanding at December 31, 2006 and March 31, 2007, respectively	885	885	1,180
Additional paid-in capital	20,675	20,688	27,584
Retained earnings	27,667	27,110	36,146
Accumulated other comprehensive income	(2,894)	(2,810)	(3,746)

TOTAL SHAREHOLDERS’ EQUITY	46,333	45,873	61,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	56,866	56,258	75,010

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended March 31, (unaudited)
	2006	2007	2007
	EUR	EUR	USD
	(in thousands)
Net sales	6,394	5,420	7,227
Cost of sales	3,582	3,172	4,229

Gross profit	2,811	2,248	2,998
Selling, general and administrative expenses	3,230	3,087	4,116

Operating income (loss)	(508)	(838)	(1,118)
Interest expense	157	88	117
Interest income	47	75	100

Income (loss) from continuing operations before income taxes	(618)	(851)	(1,135)
Income tax (benefit) from continuing operations	(182)	(294)	(392)

Income (loss) from continuing operations	(436)	(557)	(743)
Discontinued operations:
Loss from discontinued operations	(102)	—	—
Income tax (benefit)	(36)	—	—

Loss on discontinued operations	(66)	—	—

Net income (loss)	(502)	(557)	(743)

Other comprehensive income:
Foreign currency translation adjustments	32	84	112

Comprehensive income	(471)	(474)	(632)

Income (loss) per share from continuing operations:
Basic	(0.01)	(0.01)	(0.01)

Diluted	(0.01)	(0.01)	(0.01)

Loss per share from discontinued operations:
Basic	0.00	—	—

Diluted	0.00	—	—

Net income (loss) per share:
Basic	(0.01)	(0.01)	(0.01)

Diluted	(0.01)	(0.01)	(0.01)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-months ended March 31, (unaudited)
	2006	2007	2007
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(502)	(557)	(743)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	220	202	269
Stock based compensation	21	13	17
Bond adjustment	23	—	—
Bad debt provision	8	36	48
Amortization of other intangible assets	31	31	41
Amortization of photographs and videos	1,517	1,717	2,289
Effects of changes in operating assets and liabilities:
Trade accounts receivable	226	1,118	1,491
Related party receivable	(38)	(155)	(206)
Inventories	140	371	494
Prepaid expenses and other current assets	75	(224)	(299)
Accounts payable trade	(276)	324	432
Income taxes payable	(196)	(163)	(217)
Accrued other liabilities	(493)	(130)	(173)

Net cash provided by operating activities	756	2,582	3,442
Cash flows used in investing activities:
Investment in library of photographs and videos	(1,618)	(2,177)	(2,902)
Capital expenditures	(360)	(305)	(407)
Cash received from sale of building	225	—	—
Investments in (sale of) other assets	(16)	(1)	(2)
Note receivable	205	—	—

Net cash (used in) investing activities	(1,565)	(2,483)	(3,311)
Cash flows from financing activities:
Short-term borrowings – repayments	(70)	(73)	(97)
Long-term borrowings – repayments	(220)	(106)	(141)

Net cash (used in) provided by financing activities	(290)	(179)	(238)
Foreign currency translation adjustment	31	84	112

Net (decrease) increase in cash and cash equivalents	(1,068)	4	5
Cash and cash equivalents at beginning of the period	3,112	2,329	3,106

Cash and cash equivalents at end of the period	2,044	2,333	3,110

Cash paid for interest	122	66	88

Cash paid for taxes	—	—	—

Conversion of bond principal into common stock	164	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2006	52,478,723	885	19,585	27,188	(2,769)	44,889
Repurchase of common stock	(42,935)	—	(152)	—	—	(152)
Conversion of bond principal into common stock	662,500	—	1,057	—	—	1,057
Conversion of bond interest into common stock	16,128	—	39	—	—	39
Conversion of options	33,750	—	79	—	—	79
Stock based compensation	—	—	67	—	—	67
Translation adjustment	—	—	—	—	(124)	(124)
Net income (loss)	—	—	—	479	—	479

Balance at December 31, 2006	53,148,166	885	20,675	27,667	(2,893)	46,334
Stock based compensation	—	—	13	—	—	13
Translation adjustment	—	—	—	—	84	84
Net income (loss)	—	—	—	(557)	—	(557)

Balance at March 31, 2007	53,148,166	885	20,688	27,110	(2,810)	45,873

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2006.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2007 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.75 per USD 1.00 the interbank exchange rate on March 31, 2007. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2.	Inventories

Inventories consist of the following:

	December 31,	March 31,
	2006	2007
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,341	3,208
DVDs	4,362	4,294
Other	571	402

	8,274	7,904

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

3.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended March 31,
	2006	2007
Numerator: (EUR in thousands)
Income (loss) from continuing operations	(436)	(557)

Loss on discontinued operations	(66)	—

Net income (loss)	(502)	(557)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	52,488,883	53,148,166

Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	n/a	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	n/a

Earnings (loss) per share from continuing operations (in EUR)
Basic	(0.01)	(0.01)

Diluted	(0.01)	(0.01)

Earnings (loss) per share on discontinued operations (in EUR)
Basic	0.00	—

Diluted	0.00	—

Earnings (loss) per share (in EUR)
Basic	(0.01)	(0.01)

Diluted	(0.01)	(0.01)

For the three months ended March 31, 2006 and 2007 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share is EUR 0.01. The equivalent of 863,993 and 199,171 common shares derived from dilutive securities such as options, warrants and convertible notes are excluded from the diluted earnings per share as they are anti-dilutive.

4.	Stock-based compensation

The Company has an Employee Stock Option Plan as described below. On adoption, the Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at March 31, 2007 there would be none. The compensation cost charged against income for the three-month period ended March 31, 2007 was EUR 13 thousand, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current Dividend Policy. During the three month periods ended March 31, 2006 and 2007 no grants were made.

A summary of stock option activity for the three month period ended March 31, 2007 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2007	2,711,936	5.22
Granted	—	—
Exercised	—	—
Forfeited	272,500	5.59

Outstanding March 31, 2007	2,439,436	5.18	2.03	59

Exercisable March 31, 2007	2,338,436	5.20	2.00	75

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2007.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

During the three month periods ended March 31, 2006 and 2007, no options under our stock option plan were exercised.

As of March 31, 2007, there was USD 21 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.3 years. The total fair value of all shares vested and outstanding at March 31, 2006 and 2007, was USD 6.7 million and USD 6.3 million, respectively.

5.	Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize in their financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no adjustment to retained earnings was made.

The Company’s subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may lapse without examination within the 12-month period from the balance sheet date. Other than the recurring effect of changes in unrecognized tax benefits due to the lapse of the statute of limitations, none of which are expected to be individually significant, management believe there are no other reasonably possible changes that will significantly impact the amount of tax benefits recognized in the Company’s financial statements within the 12-month period from the balance sheet date. The Company has substantially concluded all U.S. Federal and State income tax matters for years up to and including 2002 and 2001 respectively, and all foreign income tax matters for years up to 2001.

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 256 thousand were accrued as of March 31, 2007, of which EUR 12 thousand was recognized as interest expense during the quarter then ended.

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The case is under litigation and the Company believes the circumstances supporting the Tax Authority’s claim are without merit. However, the Administrative Court of Appeal has decided that a permanent establishment is at hand. The Court has only made a principle statement and the question of how to calculate any eventual profit that can be allocated to the permanent establishment is not decided by the Court at this stage. The final outcome of this litigation will not be known for several years. Due to the early stages of this matter and the uncertainty regarding the ultimate decision, no amounts have been provided in the Company’s financial statements for this dispute.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

6.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt FAS 157 effective at the beginning of 2008. We are currently evaluating the impact of adopting FAS 157 on our financial statements but it is not expected to have a material impact.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We are required to adopt FAS 159 effective at the beginning of 2008. We are currently evaluating the impact of adopting FAS 159 on our financial statements but it is not expected to have a material impact.

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

Overview

We are an international provider of adult media content. We acquire still photography and motion pictures from independent directors and process these images into products suitable for popular media formats such as print publications, DVDs and digital media content for Broadcasting, Mobile and Internet distribution. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties.

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

Over time, we expect net sales from DVDs & magazines to continue to decline as a percentage of net sales in relation to total net sales from, the Internet, wireless and broadcasting. We expect net sales from the Internet, wireless and broadcasting to grow during the coming years.

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

Over the years, our cost of sales has been fluctuating relative to net sales due to our use of new mediums for our products, such as the Internet, wireless and broadcasting. Internet, wireless and broadcasting sales has historically not carried any material direct cost of sales and variations in these areas affect the overall cost of sales percentage in relation to sales. These new media provide us with additional sales of our existing content

We also incur significant intangible expenses in connection with the amortization of our library of photographs and movies and capitalized development costs, which include the Internet. We amortize these tangible and intangible assets on a straight-line basis for periods of between three and five years.

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

Revenues from the sale of DVDs under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized ratably over the subscription period. Revenues from licensing of broadcasting rights to the Company’s video and film library are recognized upon delivery when the following conditions have been met (i) persuasive evidence of a sale or licensing arrangement with a customer exists, (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery (in accordance with the terms of the arrangement), (iii) the license period has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the fee is fixed or determinable and (v) collection of the fee is reasonably assured. Revenues from satellite & cable broadcasting are recognized based on sales reported each month by its cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems until approximately 90—120 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt.

Revenues from wireless are recognized based on sales reported each month by aggregators. The aggregators do not report actual monthly sales for each of their systems until approximately 90—120 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each aggregator. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt.

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net sales. For the three months ended March 31, 2007, we had net sales of EUR 5.4 million compared to net sales of EUR 6.4 million for the three months ended March 31, 2006, a decrease of EUR 1.0 million or 15%.

DVD & Magazine sales decreased EUR 1.4 million, or 34%, to EUR 2.7 million. The decrease in DVD & Magazine sales was primarily attributable to the reorganization of our DVD & Magazine distribution, see discussion under Outlook below. Internet sales was EUR 1.1 million, which represents an increase of EUR 0.1 million compared to the same period last year. Broadcasting sales increased EUR 0.2 million to EUR 1.0 million as a result of an increase in video on demand sales offset by a decrease in channel sales in the US. Wireless sales increased EUR 0.2 million to EUR 0.6 million as a result our content being available with more operators.

Going forward, we expect Internet, wireless and Broadcasting sales, in particular, to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 3.2 million for the three months ended March 31, 2007 compared to EUR 3.6 million for the three months ended March 31, 2006, a decrease of EUR 0.4 million, or 11%.

Included in cost of sales is printing, processing and duplication, amortization of library and broadcasting costs. Printing, processing and duplication cost was EUR 1.4 million for the three months ended March 31, 2007 compared to EUR 2.0 million for the three months ended March 31, 2006, a decrease of EUR 0.6 million, or 31%. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 50% for the three months ended March 31, 2007, which represents an increase of 3%. The increase was the result of a decrease in average price on products sold. Amortization of library was EUR 1.7 million for the three months ended March 31, 2007 compared to EUR 1.5 million for the three months ended March 31, 2006, which represents an increase of EUR 0.2 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Broadcasting cost was EUR 0.1 million for the three months ended March 31, 2007 compared to EUR 0.1 million for the three months ended March 31, 2006. Broadcasting cost represents programming cost.

Gross Profit. In the three months ended March 31, 2007, we realized a gross profit of EUR 2.2 million, or 41% of net sales compared to EUR 2.8 million, or 44% of net sales for the three months ended March 31, 2006. The decrease in gross profit as a percentage of sales was the result of amortization of library, which does not vary with sales, and decreased margins on DVD & Magazine sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.1 million for the three months ended March 31, 2007 compared to EUR 3.3 million for the three months ended March 31, 2006, a decrease of EUR 0.2 million, or 2%.

Operating loss. We reported an operating loss of EUR 0.8 million for the three months ended March 31, 2007 compared to an operating loss of EUR 0.5 million for the three months ended March 31, 2006. The decrease in operating profit of EUR 0.3 million was primarily the result of the decrease in gross profit offset by reduced selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended March 31, 2007, compared to EUR 0.2 million for the three months ended March 31, 2006. The decrease in interest expense was primarily the result of less borrowings outstanding during the period.

Income tax benefit from continuing operations. We reported income tax benefit of EUR 0.3 million for the three months ended March 31, 2007, compared to EUR 0.2 million for the three months ended March 31, 2006. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Loss from continuing operations. We reported a loss from continuing operations of EUR 0.6 million for the three months ended March 31, 2007, compared to EUR 0.4 million for the three months ended March 31, 2006. We attribute the increase in loss from continuing operations in 2007 to an increase in operating loss offset by reduced interest expense and increased tax benefit.

Loss from discontinued operations. Our loss from discontinued operations for the three months ended March 31, 2006 was EUR 0.1 million.

Net loss. We reported a loss of EUR 0.6 million for the three months ended March 31, 2007, compared to EUR 0.5 million for the three months ended March 31, 2006. We attribute the increase in loss in the period to increased loss from continuing operations offset by the absence of loss from discontinued operations we reported in the three month period ended March 31, 2006.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 20.0 million at March 31, 2007, a decrease of EUR 1.1 million compared to the year ended December 31, 2006. The decrease is principally attributable to a decrease in current assets.

Operating Activities

Net cash provided by operating activities was EUR 2.6 million for the three months ended March 31, 2007, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 0.6 million was adjusted to reconcile net income to net cash flows from operating activities with depreciation of EUR 0.2 million and amortization of photographs and videos of EUR 1.7 million making a total of EUR 2.0 million, providing a net balance of EUR 1.4 million. The total of EUR 1.4 million was added to by changes in trade accounts receivable, inventories and accounts payable trade totaling EUR 1.8 million offset by EUR 0.7 million from related party receivable, prepaid expenses and other current assets, income taxes payable and accrued other liabilities. Net cash provided by operating activities was EUR 0.8 million for the three months ended March 31, 2006. The increase in net cash provided by operating activities of EUR 1.8 million for the three months ended March 31, 2007 compared to the same period last year was primarily the result effects of changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2007 was EUR 2.5 million. The investing activities were principally investment in library of photographs and videos of EUR 2.2 million, which was carried out in order to maintain the 2007 release schedules for both magazines and DVDs and capital expenditure of EUR 0.3 million. Net cash used in investing activities increased EUR 0.9 million over the same period last year. The increase is principally due increased investment in library of photographs and videos offset by the absence of cash received from sale of building and note receivable.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2007 was EUR 0.2 million, represented by repayments on short- and long-term borrowings. Compared to the three-month 2006 period there was no material change.

Non-Cash Transaction

In March 2006, a holder of a convertible note converted $0.2 million of principal into common stock.

Contractual obligations

During the three-month period ended March 31, 2007, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2006.

Outlook

We expect significant growth going forward, particularly on our new media platforms, Internet, broadcasting and wireless, which during 2006 became responsible for close to fifty percent of our revenues. Below follows a discussion highlighting some of the important factors which we expect to contribute to growth in all areas:

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

Since January 1, 2007, we have reached multi-year agreements with five platform operators, including the leading telecoms in the Netherlands, Germany, Belgium and France which all offer Triple-Play featuring IPTV based TVOD. As of December 31, 2006, the French platform ranked as the world’s second largest platform of this kind. Our content is progressively becoming available to subscribers to these platforms.

[2]

True Video On Demand—(TVOD)—TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.

By the end of 2007, the Company expects to reach a subscription base of at least 16 million TVOD enabled subscribers on a minimum of 28 new platforms represented by: Western Europe (17), North America (7), the Far East (3) and Australia (1). We have reason to believe that our revenue from TVOD platforms will grow in line with the addition of platforms and their subscriber growth and consequently we expect a significant contribution to operating profit going forward.

In order to increase growth and profitability in broadcasting, we have restructured our trademark and content licensing business with respect to the operation and distribution of Private branded TV channels carrying our content in Europe and Latin America. The restructuring included finding new partners in these markets and subsequently we entered into agreements with Playboy TV Latin America, The Portland Television Group and Playboy TV International. During the first quarter of 2007, all three partners have expanded their reach for the Private branded TV channels significantly and we expect revenues and operating profit to grow going forward.

Wireless – Adult Mobile Content

As of April 2007, Private content was available to approximately 657 million handsets in 33 countries via 72 operators, of which 7 operators went live during the first quarter of 2007. The Company is scheduled to go live with 11 additional operators in the second quarter of 2007 and is expecting to grow steadily with at least 10 additional operators each remaining quarter of 2007. Asia and the Americas are currently underexploited and therefore represent a significant growth potential to the Company. More distribution channels, advanced technology development, and the implementation of age verification systems offers us further significant growth potential in 2007 and beyond3.

Internet

Traffic to our sites has been growing steadily during 2006 and the number of unique visits has grown by 24% to 10.8 million compared to 2005. Driving the growth in traffic is the development of our affiliate program Private Cash. In February 2007, we launched the new private.com website. The key objective of the design of the new website is to increase conversion rates by more effectively marketing our products to site visitors.

DVDs & Magazines

During the first quarter of 2007 we started a reorganization of our distribution of DVDs and Magazines in order to modify our business model which now is changing towards new media. The reorganization has initially reduced DVD & magazine sales, however, going forward we expect sales to improve, and in particular to increase operating profit in this area.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations in Internal Control Over Financial Reporting

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended March 31, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January, 2007	—	—	—	—
February, 2007	—	—	—	—
March, 2007	—	—	—	—
Total (1)	—	—	—	—

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

/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer

Date: May 10, 2007