Form 10-Q
period 2007-06-30
PRIVATE MEDIA GROUP INC
filed 2007-08-09
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☑                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at August 7, 2007
Common Stock, par value $.001	53,148,166

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, (Unaudited)
		2007	2007
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	2,329	966	1,305
Trade accounts receivable	8,685	7,987	10,793
Related party receivable	6,423	6,639	8,971
Inventories - net (Note 2)	8,274	7,615	10,291
Deferred income tax asset	3,727	3,727	5,036
Prepaid expenses and other current assets	2,026	2,637	3,564

TOTAL CURRENT ASSETS	31,464	29,571	39,961
Library of photographs and videos – net	16,909	17,560	23,729
Property, plant and equipment – net	2,499	2,682	3,624
Other intangible assets	3,219	3,158	4,267
Goodwill	2,425	2,425	3,277
Other assets	350	368	497

TOTAL ASSETS	56,866	55,763	75,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,402	3,255	4,398
Current portion of long-term borrowings	408	328	443
Accounts payable trade	4,748	4,865	6,574
Income taxes payable	733	570	770
Deferred income taxes	55	55	74
Accrued other liabilities	1,054	783	1,058

TOTAL CURRENT LIABILITIES	10,401	9,856	13,319
Long-term borrowings	132	—	—

TOTAL LIABILITIES	10,533	9,856	13,319
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2006 and June 30, 2007, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 53,148,166 and 53,148,166 issued and outstanding at December 31, 2006 and June 30, 2007, respectively	885	885	1,196
Additional paid-in capital	20,675	20,696	27,968
Retained earnings	27,667	27,133	36,667
Accumulated other comprehensive income	(2,894)	(2,808)	(3,794)

TOTAL SHAREHOLDERS’ EQUITY	46,333	45,907	62,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	56,866	55,763	75,355

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended June 30, (unaudited)		Six-months ended June 30, (unaudited)
	2006	2007	2006	2007	2007
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	7,665	6,031	14,058	11,451	15,474
Cost of sales	3,805	2,999	7,387	6,171	8,339

Gross profit	3,860	3,031	6,671	5,280	7,135
Selling, general and administrative expenses	3,356	3,114	6,676	6,201	8,380

Operating income (loss)	504	(83)	(5)	(921)	(1,245)
Interest expense	148	80	304	168	227
Interest income	70	63	117	138	186

Income (loss) from continuing operations before income taxes	426	(100)	(192)	(952)	(1,286)
Income tax (benefit) from continuing operations	(256)	(123)	(438)	(417)	(564)

Income (loss) from continuing operations	683	23	246	(534)	(722)
Discontinued operations:
Loss from discontinued operations	(251)	—	(353)	—	—
Income tax (benefit)	(88)	—	(124)	—	—

Loss on discontinued operations	(163)	—	(230)	—	—

Net income (loss)	520	23	17	(534)	(722)

Other comprehensive income:
Foreign currency translation adjustments	(18)	2	50	86	116

Comprehensive income	538	25	67	(448)	(606)

Income (loss) per share from continuing operations:
Basic	0.01	0.00	0.00	(0.01)	(0.01)

Diluted	0.01	0.00	0.00	(0.01)	(0.01)

Loss per share from discontinued operations:
Basic	0.00	—	0.00	—	—

Diluted	0.00	—	0.00	—	—

Net income (loss) per share:
Basic	0.01	0.00	0.00	(0.01)	(0.01)

Diluted	0.01	0.00	0.00	(0.01)	(0.01)

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-months ended June 30, (unaudited)
	2006	2007	2007
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	17	(534)	(722)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	446	392	529
Stock based compensation	38	21	28
Bond adjustment	47	—	—
Bad debt provision	8	143	193
Amortization of other intangible assets	62	62	84
Amortization of photographs and videos	3,322	3,436	4,643
Effects of changes in operating assets and liabilities:
Trade accounts receivable	494	555	750
Related party receivable	(105)	(216)	(291)
Inventories	510	659	891
Prepaid expenses and other current assets	(427)	(611)	(826)
Accounts payable trade	1	117	157
Income taxes payable	(342)	(163)	(220)
Accrued other liabilities	(466)	(271)	(366)

Net cash provided by operating activities	3,606	3,589	4,850
Cash flows from investing activities:
Investment in library of photographs and videos	(3,481)	(4,086)	(5,522)
Capital expenditures	(401)	(575)	(777)
Cash received from sale of building	225	—	—
Investments in other assets	(14)	(17)	(24)
Note receivable	400	—	—

Net cash (used in) investing activities	(3,271)	(4,679)	(6,323)
Cash flow from financing activities:
Conversion of stock options	79	—	—
Short-term borrowings – repayments	(259)	(147)	(199)
Long-term borrowings – repayments	(302)	(212)	(286)

Net cash (used in) provided by financing activities	(482)	(359)	(485)
Foreign currency translation adjustment	49	86	116

Net (decrease) increase in cash and cash equivalents	(97)	(1,363)	(1,843)
Cash and cash equivalents at beginning of the period	3,112	2,329	3,148

Cash and cash equivalents at end of the period	3,016	966	1,305

Cash paid for interest	250	121	164

Conversion of bond principal into common stock	694	—	—

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2006	52,478,723	885	19,585	27,188	(2,769)	44,889
Repurchase of common stock	(42,935)	—	(152)	—	—	(152)
Conversion of bond principal into common stock	662,500	—	1,057	—	—	1,057
Conversion of bond interest into common stock	16,128	—	39	—	—	39
Conversion of options	33,750	—	79	—	—	79
Stock based compensation	—	—	67	—	—	67
Translation adjustment	—	—	—	—	(124)	(124)
Net income (loss)	—	—	—	479	—	479

Balance at December 31, 2006	53,148,166	885	20,675	27,667	(2,893)	46,334
Stock based compensation	—	—	21	—	—	21
Translation adjustment	—	—	—	—	86	86
Net income (loss)	—	—	—	(534)	—	(534)

Balance at June 30, 2007	53,148,166	885	20,696	27,133	(2,808)	45,907

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2007 and for the six months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.74 per USD 1.00, the interbank exchange rate on June 30, 2007. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2.	Inventories

Inventories consist of the following:

	December 31, 2006	June 30, 2007

	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,341	3,226
DVDs	4,362	4,067
Other	571	322

	8,274	7,615

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

3.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
	2006	2007	2006	2007
Numerator: (EUR in thousands)
Income (loss) from continuing operations	683	23	246	(534)

Loss on discontinued operations	(163)	—	(230)	—

Net income (loss)	520	23	17	(534)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	52,751,892	53,148,166	52,618,979	52,618,979
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	808,142	68,473	825,448	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	53,560,034	53,216,639	53,444,428	n/a

Earnings (loss) per share from continuing operations (in EUR)
Basic	0.01	0.00	0.00	(0.01)

Diluted	0.01	0.00	0.00	(0.01)

Earnings (loss) per share on discontinued operations (in EUR)
Basic	0.00	—	0.00	—

Diluted	0.00	—	0.00	—

Earnings (loss) per share (in EUR)
Basic	0.01	0.00	0.00	(0.01)

Diluted	0.01	0.00	0.00	(0.01)

For the six months ended June 30, 2007 diluted impact of potentially dilutive securities is anti-dilutive. Therefore diluted and basic loss per share is EUR 0.01. The equivalent of 133,362 common shares derived from dilutive securities such as options and warrants are excluded from the diluted earnings per share as they are anti-dilutive.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stock-based compensation

The Company has an Employee Stock Option Plan as described below. On adoption, the Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at June 30, 2007 there would be none. The compensation cost charged against income for the six-month period ended June 30, 2007 was EUR 21 thousand, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

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

During the six month period ended June 30, 2006 the Company granted 8,000 stock options while during the same period in 2007 no grants were made. The following assumptions were used in calculating the fair value in 2006: a) 61.8% expected volatility, b) 2.5 years expected term and c) 5.05 % risk-free rate.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

A summary of stock option activity for the six month period ended June 30, 2007 is a follows:

	Number of Shares	Weighted-Average Exercise Price in USD	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2007	2,711,936	5.22
Granted	—	—
Exercised	—	—
Forfeited	497,909	5.84

Outstanding June 30, 2007	2,214,027	5.06	1.79	45

Exercisable June 30, 2007	2,171,027	5.10	1.77	44

During the six months ended June 30, 2006 and 2007, the aggregate intrinsic value of options exercised under our stock option plan was USD 42 thousand and nil, respectively, determined as of the date of option exercise.

As of June 30, 2007, there was USD 9 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.3 years. The total fair value of all shares vested and outstanding at June 30, 2006 and 2007, was USD 6.5 million and USD 5.7 million, respectively.

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

The Company’s subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may lapse without examination within the 12-month period from the balance sheet date. Other than the recurring effect

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 30, 2007.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

of changes in unrecognized tax benefits due to the lapse of the statute of limitations, none of which are expected to be individually significant, management believe there are no other reasonably possible changes that will significantly impact the amount of tax benefits recognized in the Company’s financial statements within the 12-month period from the balance sheet date. The Company has substantially concluded all US Federal and State income tax matters for years up to and including 2002 and 2001 respectively, and all foreign income tax matters for years up to 2001.

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 267 thousand were accrued as of June 30, 2007, of which EUR 23 thousand was recognized as interest expense during the six months then ended.

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

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Net sales. For the three months ended June 30, 2007, we had net sales of EUR 6.0 million compared to net sales of EUR 7.7 million for the three months ended June 30, 2006, a decrease of EUR 1.7 million, or 21%.

DVD & Magazine sales decreased EUR 1.2 million, or 38%, to EUR 2.0 million. The decrease in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales, see discussion under Outlook below. Internet sales was EUR 1.0 million, which represents no change compared to the same period last year. Broadcasting sales decreased EUR 0.7 million, or 23%, to EUR 2.3 million primarily as a result of a combined EUR 1.2 million decrease in content license sales in Germany and pay-per-view sales in the US, which was then offset by an increase in

Pay-TV and Video-On-Demand sales in Europe. Wireless sales increased EUR 0.3 million to EUR 0.7 million, or 73%, as a result our content being available with more operators.

Going forward, we expect Internet, wireless and Broadcasting sales, to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 3.0 million for the three months ended June 30, 2007 compared to EUR 3.8 million for the three months ended June 30, 2006, a decrease of EUR 0.8 million, or 21%.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 0.8 million for the three months ended June 30, 2007 compared to EUR 1.4 million for the three months ended June 30, 2006, a decrease of EUR 0.6 million, or 43%. The decrease was primarily the result of a reduction in related sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 41% for the three months ended June 30, 2007, which represents a decrease of 3%. The decrease was the result of sales mix. Amortization of library was EUR 1.7 million for the three months ended June 30, 2007 compared to EUR 1.8 million for the three months ended June 30, 2006, which represents a decrease of EUR 0.1 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Internet, Broadcasting and Wireless cost was EUR 0.5 million for the three months ended June 30, 2007 compared to EUR 0.6 million for the three months ended June 30, 2006. Internet, Broadcasting and Wireless cost as a percentage of related sales was 11% for the three months ended June 30, 2007, which represents a decrease of 3%. The decrease was primarily related to reduced broadcasting transmission costs related to pay-per-view sales in the US.

Gross Profit. In the three months ended June 30, 2007, we realized a gross profit of EUR 3.0 million, or 50% of net sales compared to EUR 3.9 million, or 50% of net sales for the three months ended June 30, 2006.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.1 million for the three months ended June 30, 2007 compared to EUR 3.4 million for the three months ended June 30, 2006, a decrease of EUR 0.3 million, or 7%. The decrease is primarily the result of reduced general expenses.

Operating profit/loss. We reported an operating loss of EUR 0.1 million for the three months ended June 30, 2007 compared to an operating profit of EUR 0.5 million for the three months ended June 30, 2006. The decrease in operating profit of EUR 0.6 million was primarily the result of the decrease in gross profit offset by reduced selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended June 30, 2007, compared to EUR 0.1 million for the three months ended June 30, 2006.

Income tax benefit from continuing operations. We reported income tax benefit of EUR 0.1 million for the three months ended June 30, 2007, compared to EUR 0.3 million for the three months ended June 30, 2006. The decrease in income tax benefit is a result of lower losses being recorded in jurisdictions with higher corporate tax rates.

Income from continuing operations. We reported nominal income from continuing operations for the three months ended June 30, 2007, compared to EUR 0.7 million for the three months ended June 30, 2006. We attribute the decrease in income from continuing operations in 2007 to a decrease in operating profit and tax benefit.

Loss from discontinued operations. Our loss from discontinued operations for the three months ended June 30, 2006 was EUR 0.2 million.

Net income. We reported nominal net income for the three months ended June 30, 2007, compared to EUR 0.5 million for the three months ended June 30, 2006. We attribute the decrease in net income in the period to decreased income from continuing operations offset by the absence of loss from discontinued operations we reported in the three month period ended June 30, 2006.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net sales. For the six months ended June 30, 2007, we had net sales of EUR 11.5 million compared to net sales of EUR 14.1 million for the six months ended June 30, 2006, a decrease of EUR 2.6 million, or 19%.

DVD & Magazine sales decreased EUR 2.7 million, or 36%, to EUR 4.7 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales, see discussion under Outlook below. Internet sales was EUR 2.1 million, which represents no change compared to the same period last year. Broadcasting sales decreased EUR 0.5 million, or 13%, to EUR 3.3 million primarily as a result of a decrease in pay-per-view sales in the US. Wireless sales increased EUR 0.5 million, or 69%, to EUR 1.3 million as a result our content being available with more operators.

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 6.2 million for the six months ended June 30, 2007 compared to EUR 7.4 million for the six months ended June 30, 2006, a decrease of EUR 1.2 million, or 16%.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 1.9 million for the six months ended June 30, 2007 compared to EUR 3.2 million for the six months ended June 30, 2006, a decrease of EUR 1.3 million, or 39%. The decrease was primarily the result of a reduction in related sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 41% for the six months ended June 30, 2007, which represents a decrease of 2%. The decrease was the result of sales mix. Amortization of library was EUR 3.4 million for the six months ended June 30, 2007 compared to EUR 3.3 million for the six months ended June 30, 2006, which represents an increase of EUR 0.1 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Internet, Broadcasting and Wireless cost was EUR 0.8 million for the six months ended June 30, 2007 compared to EUR 0.9 million for the six months ended June 30, 2006. Internet, Broadcasting and Wireless cost as a percentage of related sales was 12% for the six months ended June 30, 2007, which represents a decrease of 1%. The decrease was primarily related to reduced broadcasting transmission costs related to pay-per-view sales in the US.

Gross Profit. In the six months ended June 30, 2007, we realized a gross profit of EUR 5.3 million, or 46% of net sales compared to EUR 6.7 million, or 47% of net sales for the six months ended June 30, 2006. The decrease in gross profit as a percentage of sales was primarily the result of amortization of library, which does not vary with sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 6.2 million for the six months ended June 30, 2007 compared to EUR 6.7 million for the six months ended June 30, 2006, a decrease of EUR 0.5 million, or 7%. The decrease is primarily the result of reduced general expenses.

Operating profit/loss. We reported an operating loss of EUR 0.9 million for the six months ended June 30, 2007 compared to no operating profit for the six months ended June 30, 2006. The decrease in operating profit of EUR 0.9 million was primarily the result of the decrease in gross profit offset by reduced selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.2 million for the six months ended June 30, 2007, compared to EUR 0.3 million for the six months ended June 30, 2006. The decrease in interest expense was primarily the result of less borrowings outstanding during the period.

Income tax benefit from continuing operations. We reported income tax benefit of EUR 0.4 million for the six months ended June 30, 2007, compared to EUR 0.4 million for the six months ended June 30, 2006.

Income/Loss from continuing operations. We reported a loss from continuing operations of EUR 0.5 million for the six months ended June 30, 2007, compared to EUR 0.2 million in income from continuing operations for the six months ended June 30, 2006. We attribute the decrease in income from continuing operations in 2007 to a decrease in operating profit offset by reduced interest expense.

Loss from discontinued operations. Our loss from discontinued operations for the six months ended June 30, 2006 was EUR 0.2 million.

Net Income/loss. We reported a loss of EUR 0.5 million for the six months ended June 30, 2007, compared to no net income for the six months ended June 30, 2006. We attribute the decrease in net income in the period to decreased income from continuing operations offset by the absence of loss from discontinued operations we reported in the six month period ended June 30, 2006.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 19.7 million at June 30, 2007, a decrease of EUR 1.3 million compared to the year ended December 31, 2006. The decrease is principally attributable to a decrease in current assets.

Operating Activities

Net cash provided by operating activities was EUR 3.6 million for the six months ended June 30, 2007, and was primarily the result of net income, as adjusted for non-cash transactions. The net loss of EUR 0.5 million was adjusted to reconcile net income to net cash flows from operating activities with depreciation of EUR 0.4 million, bad debt provision of EUR 0.1 million, amortization of other intangible assets of EUR 0.1 million and amortization of photographs and videos of EUR 3.4 million making a total of EUR 4.0 million. The total of EUR 4.0 million was added to by changes in trade accounts receivable, inventories and accounts payable trade totaling EUR 1.3 million offset by EUR 1.2 million from related party receivable, prepaid expenses and other current assets, income taxes payable and accrued other liabilities. Compared to the same period in 2006, there was no change in net cash provided by operating activities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2007 was EUR 4.7 million. The investing activities were principally investment in library of photographs and videos of EUR 4.1 million, which was carried out in order to maintain the 2007 release schedules for both magazines and DVDs and capital expenditure of EUR 0.6 million. Net cash used in investing activities increased EUR 1.4 million over the same period last year. The increase is principally due increased investment in library of photographs and videos offset by the absence of cash received from sale of building and note receivable.

Financing Activities

Net cash used in financing activities for the six-month period ended June 30, 2007 was EUR 0.4 million, represented by repayments on short- and long-term borrowings. Compared to the six-month 2006 period there was no material change.

Non-Cash Transaction

During the six month period ending June 30, 2006 two convertible note holders converted a total of $0.9 million of principal into common stock.

Contractual obligations

During the six-month period ended June 30, 2007, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2006.

Outlook

We expect significant growth on our new media platforms, Internet, broadcasting and wireless, going forward. During the first six months of 2007, our new media platforms represented fifty-nine percent of our revenues. Below follows a discussion highlighting some of the important factors of our business going forward:

Broadcasting

We have seen evidence of a new source of significant future profits in the IPTV based True Video on Demand (TVOD2) market in Europe3. Revenues from our initial distributors on this type of platform have increased steadily in line with subscriber growth.

In response to the development and rollout of IPTV and cable based TVOD, the Company is aggressively targeting all major TVOD platforms and we are currently in the process of contracting with several platforms. As of December 2006, our content was available with nine platforms and during the first six months of 2007 we added nine new TVOD platforms, including three in Germany, three in France and one each in the Netherlands, Belgium and Spain. The platform operators include leading telecoms in the Netherlands, Germany, Belgium and France which all offer Triple-Play featuring IPTV based TVOD. As of March 31, 2007, one of the French platforms ranked as the world’s largest platform of this kind. Our content is progressively becoming available to subscribers to these platforms.

By the end of 2007, the Company expects to reach a minimum of 32 platforms represented by: Europe (24), North America (7), the Far East and Australia (1). We have reason to believe that our revenue from TVOD platforms will grow in line with the addition of platforms and their subscriber growth and consequently we expect a significant contribution to operating profit going forward.

In order to increase growth and profitability in broadcasting, we have restructured our trademark and content licensing business with respect to the operation and distribution of Private branded TV channels carrying our content in Europe and Latin America. The restructuring included finding new partners in these markets and subsequently we entered into agreements with Playboy TV Latin America, The Portland Television Group and Playboy TV International. During the first six months of 2007, all three partners have expanded their reach for the Private branded TV channels significantly and we expect revenues and operating profit to grow going forward. In addition, we

[2]

True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.

[3]

According to Global IPTV Forecasts made by MRG (Multimedia Research Group, Inc.), the number of global IPTV subscribers is estimated to grow from 8.0 million in 2006 to 63.6 million in 2011. Europe continues to be the biggest market for IPTV, with France significantly leading the growth projections through its principal telcos. The number of IPTV subscribers in Europe is forecasted to grow from approximately 4 million in 2006 to 27.5 million in 2011, a compound annual growth rate of 47 percent.

recently partnered with New Frontier Media for the exclusive distribution of Private content to the U.S. broadcast market including video-on-demand, pay-per-view, IPTV and television. New Frontier Media is a leading provider of adult-themed Video-on-Demand content to cable and satellite platforms. Its services reach over 139 million network homes.

Wireless – Adult Mobile Content

As of June 30, 2007, Private content was available to over 745 million handsets in 33 countries via 78 operators, of which 18 operators went live during 2007. The Company is projecting to grow steadily with at least 10 additional operators each remaining quarter of 2007. Asia and the Americas are currently underexploited and therefore represent a significant growth potential to the Company. More distribution channels, advanced technology development, and the implementation of age verification systems offer further significant growth potential with both current and future operators in 2007 and beyond4.

In addition, we recently entered into an exclusive global partnership with Mobile Streams to distribute our premium adult content through their platform for off-portal mobile services. Mobile Streams is a premier global mobile music and media provider to handsets and other wireless devises and through this partnership, we are entering into the future of off-portal mobile content delivery.

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

DVDs & Magazines

As we are moving further into the digital era, DVD pricing and volume is being affected considerably and as a result the industry in general is experiencing a severe downturn in DVD sales. In view of the aforementioned, during the first quarter of 2007 we started a reorganization of our distribution of DVDs and Magazines. Through this reorganization we expect to reduce the impact of the general downturn in DVD & magazine sales.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the six months ended June 30, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January, 2007	—	—	—	—
February, 2007	—	—	—	—
March, 2007	—	—	—	—
April, 2007	—	—	—	—
May, 2007	—	—	—	—
June, 2007	—	—	—	—

Total (1)	—	—	—	—

(1)	We have an arrangement with a non-affiliated shareholder whereby we sell our products in exchange for shares of common stock valued at market price at the time of repurchase. We may repurchase up to an additional 2,999 shares of common stock under this arrangement.

Item 6.	Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC. (Registrant)

Date: August 9, 2007	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer