Form 10-Q
period 2007-09-30
PRIVATE MEDIA GROUP INC
filed 2007-11-09
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at November 8, 2007
Common Stock, par value $.001	53,148,166

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, (Unaudited)
		2007	2007
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	2,329	965	1,359
Trade accounts receivable	8,685	9,189	12,943
Related party receivable	6,423	6,690	9,422
Inventories - net (Note 2)	8,274	7,286	10,262
Deferred income tax asset	3,727	3,727	5,249
Prepaid expenses and other current assets	2,026	2,378	3,349

TOTAL CURRENT ASSETS	31,464	30,234	42,584
Library of photographs and videos – net	16,909	17,449	24,575
Property, plant and equipment – net	2,499	2,660	3,747
Other intangible assets	3,219	3,126	4,403
Goodwill	2,425	2,425	3,415
Other assets	350	366	515

TOTAL ASSETS	56,866	56,260	79,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,402	3,160	4,450
Current portion of long-term borrowings	408	220	310
Accounts payable trade	4,748	4,822	6,792
Income taxes payable	733	570	803
Deferred income taxes	55	55	77
Accrued other liabilities	1,054	1,071	1,509

TOTAL CURRENT LIABILITIES	10,401	9,898	13,941
Long-term borrowings	132	—	—

TOTAL LIABILITIES	10,533	9,898	13,941
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2006 and September 30, 2007, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 53,148,166 and 53,148,166 issued and outstanding at December 31, 2006 and September 30, 2007, respectively	885	885	1,246
Additional paid-in capital	20,675	20,702	29,158
Retained earnings	27,667	27,590	38,859
Accumulated other comprehensive income	(2,894)	(2,816)	(3,967)

TOTAL SHAREHOLDERS’ EQUITY	46,333	46,361	65,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	56,866	56,259	79,238

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2006	2007	2006	2007	2007
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	7,772	7,453	21,831	18,904	26,625
Cost of sales	3,127	3,996	10,515	10,167	14,320

Gross profit	4,645	3,457	11,316	8,737	12,305
Selling, general and administrative expenses	3,440	3,118	10,115	9,319	13,126

Operating income (loss)	1,205	339	1,200	(583)	(821)
Interest expense	183	82	487	250	352
Interest income	54	65	171	203	286

Income (loss) from continuing operations before income taxes	1,077	322	884	(629)	(887)
Income tax (benefit) from continuing operations	(35)	(134)	(473)	(552)	(777)

Income (loss) from continuing operations	1,111	457	1,358	(78)	(109)
Discontinued operations:
Loss from discontinued operations	(206)	—	(559)	—	—
Income tax (benefit)	(72)	—	(196)	—	—

Loss on discontinued operations	(134)	—	(364)	—	—

Net income (loss)	978	457	995	(78)	(109)

Other comprehensive income:
Foreign currency translation adjustments	—	(9)	50	77	109

Comprehensive income	978	448	1,044	(0)	(1)

Income (loss) per share from continuing operations:
Basic	0.02	0.01	0.03	0.00	0.00

Diluted	0.02	0.01	0.03	0.00	0.00

Loss per share from discontinued operations:
Basic	0.00	—	(0.01)	—	—

Diluted	0.00	—	(0.01)	—	—

Net income (loss) per share:
Basic	0.02	0.01	0.02	0.00	0.00

Diluted	0.02	0.01	0.02	0.00	0.00

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-months ended September 30, (unaudited)
	2006	2007	2007
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	995	(78)	(109)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	820	601	847
Stock based compensation	53	27	38
Bond adjustment	71	—	—
Bad debt provision	8	264	372
Amortization of other intangible assets	93	93	131
Amortization of photographs and videos	4,888	5,027	7,080
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(831)	(769)	(1,083)
Related party receivable	(161)	(267)	(375)
Inventories	707	989	1,392
Prepaid expenses and other current assets	(80)	(352)	(496)
Accounts payable trade	(1,099)	74	104
Income taxes payable	(342)	(163)	(230)
Accrued other liabilities	(446)	17	24

Net cash provided by operating activities	4,676	5,464	7,696
Cash flows from investing activities:
Investment in library of photographs and videos	(5,072)	(5,567)	(7,840)
Capital expenditures	(688)	(763)	(1,075)
Cash received from sale of building	225	—	—
Investments in other assets	(23)	(15)	(21)
Note receivable	592	—	—

Net cash (used in) investing activities	(4,966)	(6,345)	(8,936)
Cash flow from financing activities:
Conversion of stock options	79	—	—
Short-term borrowings – repayments	(323)	(242)	(341)
Long-term borrowings – repayments	(415)	(320)	(451)

Net cash (used in) provided by financing activities	(659)	(562)	(792)
Foreign currency translation adjustment	32	77	109

Net (decrease) increase in cash and cash equivalents	(918)	(1,365)	(1,923)
Cash and cash equivalents at beginning of the period	3,112	2,329	3,281

Cash and cash equivalents at end of the period	2,195	965	1,359

Cash paid for interest	400	175	246

Conversion of bond principal into common stock	1,057	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Addi- tional paid-in capital	Retained earnings	Accum- ulated other compre- hensive income	Total share- holders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2006	52,478,723	885	19,585	27,188	(2,769)	44,889
Repurchase of common stock	(42,935)	—	(152)	—	—	(152)
Conversion of bond principal into common stock	662,500	—	1,057	—	—	1,057
Conversion of bond interest into common stock	16,128	—	39	—	—	39
Conversion of options	33,750	—	79	—	—	79
Stock based compensation	—	—	67	—	—	67
Translation adjustment	—	—	—	—	(124)	(124)
Net income (loss)	—	—	—	479	—	479

Balance at December 31, 2006	53,148,166	885	20,675	27,667	(2,893)	46,334
Stock based compensation	—	—	27	—	—	27
Translation adjustment	—	—	—	—	77	77
Net income (loss)	—	—	—	(78)	—	(78)

Balance at September 30, 2007	53,148,166	885	20,702	27,589	(2,816)	46,360

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2007 and for the nine months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.71 per USD 1.00, the interbank exchange rate on September 30, 2007. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2.	Inventories

Inventories consist of the following:

	December 31,	September 30,
	2006	2007
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,341	3,117
DVDs	4,362	3,890
Other	571	279

	8,274	7,286

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

3.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
	2006	2007	2006	2007
Numerator: (EUR in thousands)
Income (loss) from continuing operations	1,111	457	1,358	(78)

Loss on discontinued operations	(134)	—	(364)	—

Net income (loss)	978	457	995	(78)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	53,037,036	53,148,166	52,759,267	53,148,166
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	512,790	16,504	712,224	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	53,549,826	53,164,670	53,471,492	n/a

Earnings (loss) per share from continuing operations (in EUR)
Basic	0.02	0.01	0.03	0.00

Diluted	0.02	0.01	0.03	0.00

Earnings (loss) per share on discontinued operations (in EUR)
Basic	0.00	—	(0.01)	—

Diluted	0.00	—	(0.01)	—

Earnings (loss) per share (in EUR)
Basic	0.02	0.01	0.02	0.00

Diluted	0.02	0.01	0.02	0.00

For the nine months ended September 30, 2007 diluted impact of potentially dilutive securities is anti-dilutive. Therefore diluted and basic loss per share is EUR 0.00. The equivalent of 93,261 common shares derived from dilutive securities such as options and warrants are excluded from the diluted earnings per share as they are anti-dilutive.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stock-based compensation

The Company has an Employee Stock Option Plan as described below. On adoption, the Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at September 30, 2007 there would be none. The compensation cost charged against income for the nine-month period ended September 30, 2007 was EUR 27 thousand, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

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

During the nine month period ended September 30, 2006 the Company granted 8,000 stock options while during the same period in 2007 no grants were made. The following assumptions were used in calculating the fair value in 2006: a) 61.8% expected volatility, b) 2.5 years expected term and c) 5.05 % risk-free rate.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

A summary of stock option activity for the nine month period ended September 30, 2007 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2007	2,711,936	5.22
Granted	—	—
Exercised	—	—
Forfeited	563,909	5.84

Outstanding September 30, 2007	2,148,027	5.07	1.55	—

Exercisable September 30, 2007	2,105,027	5.10	1.53	—

During the nine months ended September 30, 2006 and 2007, the aggregate intrinsic value of options exercised under our stock option plan was USD 42 thousand and nil, respectively, determined as of the date of option exercise.

As of September 30, 2007, there was USD 2 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.04 years. The total fair value of all shares vested and outstanding at September 30, 2006 and 2007 was USD 6.6 million and USD 4.8 million, respectively.

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

The Company’s subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may lapse

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 30, 2007.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 280 thousand were accrued as of September 30, 2007, of which EUR 36 thousand was recognized as interest expense during the nine months then ended.

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

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Net sales. For the three months ended September 30, 2007, we had net sales of EUR 7.5 million compared to net sales of EUR 7.8 million for the three months ended September 30, 2006, a decrease of EUR 0.3 million, or 4%. The decrease was the result of reduced DVD & Magazine sales offset by increased Internet, Broadcasting and Wireless sales.

DVD & Magazine sales decreased EUR 0.6 million, or 18%, to EUR 3.0 million. The decrease in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Internet sales increased EUR 0.1 million, or 12%, to EUR 1.4 million compared to the same period last year. Broadcasting sales increased EUR 0.1 million, or 3%, to EUR 2.5 million. Wireless sales increased EUR 0.1 million to EUR 0.7 million, or 19%, as a result our content being available with more operators.

Going forward, we expect Internet, wireless and Broadcasting sales, to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 4.0 million for the three months ended September 30, 2007 compared to EUR 3.1 million for the three months ended September 30, 2006, an increase of EUR 0.9 million, or 28%.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 2.0 million for the three months ended September 30, 2007 compared to EUR 1.1 million for the three months ended September 30, 2006, an increase of EUR 0.9 million. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 68% for the three months ended September 30, 2007 compared to 29% for the same period last year. The increase in cost of sales percentage related to DVD & Magazines was the result of higher DVD & Magazine sales volume at lower margins. The Company expects margins and the cost of sales percentage for DVD & Magazines to return to normal levels already in the fourth quarter of 2007. Amortization of library was EUR 1.6 million for the three months ended September 30, 2007 compared to EUR 1.6 million for the three months ended September 30, 2006, which represents no change. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Internet, Broadcasting and Wireless cost was EUR 0.4 million for the three months ended September 30, 2007 compared to EUR 0.5 million for the three months ended September 30, 2006. Internet, Broadcasting and Wireless cost as a percentage of related sales was 9% for the three months ended September 30, 2007 compared to 12% for the same period last year. The decrease was primarily related to reduced broadcasting transmission costs related to pay-per-view sales in the US.

Gross Profit. In the three months ended September 30, 2007, we realized a gross profit of EUR 3.5 million, or 46% of net sales compared to EUR 4.6 million, or 60% of net sales for the three months ended September 30, 2006. The decrease in gross profit of EUR 1.2 million was primarily the result of a EUR 1.6 million decrease in gross profit from DVD & Magazine sales offset by a EUR 0.4 million increase in gross profit from Internet, Broadcasting and Wireless sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.1 million for the three months ended September 30, 2007 compared to EUR 3.4 million for the three months ended September 30, 2006, a decrease of EUR 0.3 million, or 9%. The decrease is primarily the result of reduced general expenses.

Operating profit. We reported an operating profit of EUR 0.3 million for the three months ended September 30, 2007 compared to an operating profit of EUR 1.2 million for the three months ended September 30, 2006. The decrease in operating profit of EUR 0.9 million was primarily the result of the decrease in gross profit offset by reduced selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended September 30, 2007, compared to EUR 0.2 million for the three months ended September 30, 2006.

Income tax benefit from continuing operations. We reported income tax benefit of EUR 0.1 million for the three months ended September 30, 2007, compared to none for the three months ended September 30, 2006. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Income from continuing operations. We reported EUR 0.5 million in income from continuing operations for the three months ended September 30, 2007, compared to EUR 1.1 million for the three months ended September 30, 2006. We attribute the decrease in income from continuing operations in 2007 primarily to a decrease in operating profit.

Loss from discontinued operations. Our loss from discontinued operations for the three months ended September 30, 2006 was EUR 0.1 million.

Net income. We reported EUR 0.5 million in net income for the three months ended September 30, 2007, compared to EUR 1.0 million for the three months ended September 30, 2006. We attribute the decrease in net income in the period to decreased income from continuing operations offset by the absence of loss from discontinued operations we reported in the three month period ended September 30, 2006.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net sales. For the nine months ended September 30, 2007, we had net sales of EUR 18.9 million compared to net sales of EUR 21.8 million for the nine months ended September 30, 2006, a decrease of EUR 2.9 million, or 13%. The decrease was the result of reduced DVD & Magazine sales offset by increased Internet, Broadcasting and Wireless sales.

DVD & Magazine sales decreased EUR 3.3 million, or 30%, to EUR 7.7 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Internet sales increased EUR 0.2 million to EUR 3.5 million, which represents an increase of 6% compared to the same period last year. Broadcasting sales decreased EUR 0.4 million, or 7%, to EUR 5.8 million. The decrease was primarily the result of the discontinuing of low margin pay-per-view sales in the US and last year non-recurring Pay-TV license sales in Europe totaling EUR 1.5 million offset by EUR 1.1 million from new broadcasting business primarily in Europe. Wireless sales increased EUR 0.6 million, or 48%, to EUR 1.9 million as a result our content being available with more operators.

Going forward, we expect Internet, Wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 10.2 million for the nine months ended September 30, 2007 compared to EUR 10.5 million for the nine months ended September 30, 2006, a decrease of EUR 0.3 million, or 3%.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 4.0 million for the nine months ended September 30, 2007 compared to EUR 4.3 million for the nine months ended September 30, 2006, a decrease of EUR 0.3 million, or 7%. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 51% for the nine months ended September 30, 2007 compared to 39% for the same period last year. The increase in cost of sales percentage was the result of higher DVD & Magazine sales volume at lower margins in the third quarter (see discussion for the three month period above). Amortization of library was EUR 5.0 million for the nine months ended September 30, 2007 compared to EUR 4.9 million for the nine months ended September 30, 2006, which represents an increase of EUR 0.1 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Internet, Broadcasting and Wireless cost was EUR 1.2 million for the nine months ended September 30, 2007 compared to EUR 1.4 million for the nine months ended September 30, 2006. Internet, Broadcasting and Wireless cost as a percentage of related sales was 11% for the nine months ended September 30, 2007 compared to 13% for the same period last year. The decrease was primarily related to reduced broadcasting transmission costs related to pay-per-view sales in the US.

EUR 1.4 million for the nine months ended September 30, 2006. Internet, Broadcasting and Wireless cost as a percentage of related sales was 11% for the nine months ended September 30, 2007 compared to 13% for the same period last year. The decrease was primarily related to reduced broadcasting transmission costs related to pay-per-view sales in the US.

Gross Profit. In the nine months ended September 30, 2007, we realized a gross profit of EUR 8.7 million, or 46% of net sales compared to EUR 11.3 million, or 52% of net sales for the nine months ended September 30, 2006. The decrease in gross profit of EUR 2.6 million was primarily the result of a reduction in DVD and Magazine gross profit of EUR 3.0 million offset by an increase of EUR 0.6 million in gross profit from Internet, Broadcasting and Wireless sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 9.3 million for the nine months ended September 30, 2007 compared to EUR 10.1 million for the nine months ended September 30, 2006, a decrease of EUR 0.8 million, or 8%. The decrease is primarily the result of reduced payroll, general expenses and depreciation of EUR 1.1 million offset by an increase of EUR 0.3 million in bad debt provisions.

Operating profit/loss. We reported an operating loss of EUR 0.6 million for the nine months ended September 30, 2007 compared to a EUR 1.2 million in operating profit for the nine months ended September 30, 2006. The decrease in operating profit of EUR 1.8 million was primarily the result of the decrease in gross profit offset by reduced selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.2 million for the nine months ended September 30, 2007, compared to EUR 0.5 million for the nine months ended September 30, 2006. The decrease in interest expense was primarily the result of less borrowings outstanding during the period.

Income tax benefit from continuing operations. We reported income tax benefit of EUR 0.6 million for the nine months ended September 30, 2007, compared to EUR 0.5 million for the nine months ended September 30, 2006.

Income/Loss from continuing operations. We reported a loss from continuing operations of EUR 0.1 million for the nine months ended September 30, 2007, compared to EUR 1.4 million in income from continuing operations for the nine months ended September 30, 2006. We attribute the decrease in income from continuing operations in 2007 to a decrease in operating profit offset by reduced interest expense and increased income tax benefit.

Loss from discontinued operations. Our loss from discontinued operations for the nine months ended September 30, 2006 was EUR 0.4 million.

Net Income/loss. We reported a loss of EUR 0.1 million for the nine months ended September 30, 2007, compared to EUR 1.0 million in net income for the nine months ended September 30, 2006. We attribute the decrease in net income in the period to decreased income from continuing operations offset by the absence of loss from discontinued operations we reported in the nine month period ended September 30, 2006.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 20.3 million at September 30, 2007, a decrease of EUR 0.7 million compared to the year ended December 31, 2006. The decrease is principally attributable to a decrease in current assets.

Operating Activities

Net cash provided by operating activities was EUR 5.5 million for the nine months ended September 30, 2007, and was primarily the result of net income, as adjusted for non-cash transactions. The net loss of EUR 0.1 million was adjusted to reconcile net income to net cash flows from operating activities with depreciation of EUR 0.6 million, bad debt provision of EUR 0.3 million, amortization of other intangible assets of EUR 0.1 million and amortization of photographs and videos of EUR 5.0 million making a total of EUR 5.9 million. The total of EUR 5.9 million was added to by changes in inventories, accounts payable trade and accrued other liabilities totaling EUR 1.1 million offset by EUR 1.6 million from trade accounts receivable, related party receivable, prepaid expenses and other current assets and income taxes payable. Compared to the same period in 2006, there was an increase of EUR 0.7 million in net cash provided by operating activities. The increase was primarily the result of changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2007 was EUR 6.3 million. The investing activities were principally investment in library of photographs and videos of EUR 5.6 million, which was carried out in order to maintain the 2007/2008 release schedules for both magazines and DVDs and capital expenditure of EUR 0.8 million. Net cash used in investing activities increased EUR 1.4 million over the same period last year. The increase is principally due increased investment in library of photographs and videos offset by the absence of cash received from sale of building and note receivable.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2007 was EUR 0.6 million, represented by repayments on short- and long-term borrowings. Compared to the nine-month 2006 period there was no material change.

Non-Cash Transaction

During the nine month period ending September 30, 2006 three convertible note holders converted a total of $1,325,000 of principal into common stock. As of September 30, 2006, the $2,250,000 convertible note was fully converted and subsequently all debt related to the note was repaid.

Contractual obligations

During the nine-month period ended September 30, 2007, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2006.

Outlook

We expect significant growth on our new media platforms, Internet, broadcasting and wireless, going forward. During the first nine months of 2007, our new media platforms represented fifty-nine percent of our revenues. Below follows a discussion highlighting some of the important factors of our business going forward:

Broadcasting

We have seen evidence of a new source of significant future profits in the IPTV based True Video on Demand (TVOD2) market in Europe3. Revenues from our initial distributors on this type of platform have increased steadily in line with subscriber growth.

In response to the development and rollout of IPTV and cable based TVOD, the Company is aggressively targeting all major TVOD platforms and we are currently in the process of contracting with several platforms. As of December 2006, our content was available with nine platforms and during the first nine months of 2007 we added eighteen new IPTV/TVOD platforms in Europe, including three each in Germany and France and two each in the Netherlands, Italy, Greece and Portugal. As of September 30, 2007, one of the French platforms ranked as the world’s largest platform of this kind. The platform operators include leading telecoms which all offer Triple-Play, featuring IPTV based TVOD. Our content is progressively becoming available to subscribers to these platforms.

By the end of 2007, the Company expects to reach a minimum of 32 platforms represented by 26 in Europe and 6 in North America. We have reason to believe that our revenue from TVOD platforms will grow in line with the addition of platforms and their subscriber growth and consequently we expect a significant contribution to operating profit going forward.

In order to increase growth and profitability in broadcasting, we have restructured our trademark and content licensing business with respect to the operation and distribution of Private branded TV channels carrying our content in Europe and Latin America. The restructuring included finding new partners in these markets and subsequently we entered into agreements with Playboy TV Latin America and Playboy TV International. During the first nine months of 2007, both partners have expanded their reach for the Private branded TV channels significantly and we expect revenues and operating profit to grow going forward. In addition, we recently partnered with New Frontier Media for the exclusive distribution of Private content to the U.S. broadcast market including video-on-demand, pay-per-view, IPTV and television. New Frontier Media is a leading provider of adult-themed Video-on-Demand content to cable and satellite platforms. Its services reach over 139 million network homes.

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

Wireless – Adult Mobile Content

The Company believes this market is still in its infancy. As of September 30, 2007, Private content was available to over 783 million handsets in 34 countries via 81 operators, of which 21 operators went live during 2007. The markets of Asia and the Americas are currently underexploited and therefore represent a significant growth potential to the Company. Mobile TV, increased penetration of 3G handsets and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2007 and beyond4.

Furthermore, we recently entered into an exclusive global partnership with Mobile Streams to distribute our premium adult content through their platform for off-portal mobile services. Mobile Streams is a premier global mobile music and media provider to handsets and other wireless devises and through this partnership, we are entering into the future of off-portal mobile content delivery. The Company believes the user behavior for mobile content will migrate from on-portal to off-portal just like it did with the Internet.

Internet

Memberships to Private.com have grown 11% from last year primarily as a result of the re-launch of the affiliate program PrivateCash. The affiliate program is now our biggest source of traffic. Going forward, the Company is launching niche sites focusing on specific genres and top stars with the key objective to offer customers content matching their specific desires. In addition to catering to a wider clientele and creating more “shelf-space” on the web, this will grow the affiliate program as webmasters will have more tools at their disposal to drive traffic. Finally, it will enable the Company to take advantage of additional up-selling and cross-selling opportunities.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the nine months ended September 30, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January, 2007	—	—	—	—
February, 2007	—	—	—	—
March, 2007	—	—	—	—
April, 2007	—	—	—	—
May, 2007	—	—	—	—
June, 2007	—	—	—	—
July, 2007	—	—	—	—
August, 2007	—	—	—	—
September, 2007	—	—	—	—

Total (1)	—	—	—	—

(1)	We have an arrangement with a non-affiliated shareholder whereby we sell our products in exchange for shares of common stock valued at market price at the time of repurchase. We may repurchase up to an additional 2,999 shares of common stock under this arrangement.

Item 6.	Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: November 9, 2007	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer