Form 10-K
period 2007-12-31
PRIVATE MEDIA GROUP INC
filed 2008-03-17
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from            to

Commission file number 000-25067

PRIVATE MEDIA GROUP, INC.

(Name of Registrant as specified in its Charter)

Nevada	87-0365673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121

(Registered office)

Calle de la Marina 14-16, Floor 18, Suite D, 08005 Barcelona, Spain

(European headquarters and address of principal executive offices)

34-93-620-8090

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☑     Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

At June 30, 2007, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $57,520,602. The aggregate market value has been computed by reference to the last sales price of the common stock on June 29, 2007.

On March 7, 2008 the registrant had 53,580,494 shares of Common Stock outstanding.

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

Private Media Group, Inc. is incorporated in the State of Nevada. In accordance with Nevada law we maintain a registered office at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada. Our European headquarters are located at the offices of one of our principal operating subsidiaries, Milcap Media Group, S.L.,whose address is Calle de la Marina 14-16, Floor 18, Suite D, 08005 Barcelona, Spain +34-93-620 80 90.

We acquire worldwide rights to still photography and motion pictures tailored to our specifications from independent directors and process these images into products suitable for popular media formats such as print publications, DVDs and electronic media content for Internet, mobile and broadcasting distribution. We distribute our adult media content directly, and through a network of local affiliates and independent distributors, through multiple channels, including (1) newsstands, video rental stores, travel retail and adult bookstores, (2) mail order catalogues, (3) IPTV (Internet Protocol Television), cable, satellite and hotel television programming, (4) over the Internet via proprietary websites and broadband delivery services and (5) wireless telephony. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties. In the fiscal year ended December 31, 2007, we had net sales of EUR 25.0 million and a net loss of EUR 0.4 million.

Our business was founded in 1965 and achieved initial success through our flagship publication, Private, the first full color, hard-core sex publication in the world. Today, we produce four X-rated periodical magazines: Private, Pirate, Triple X and Private Sex, as well as several special feature publications each year. As of December 31, 2007, we had compiled a digital archive of more than two million photographs and all of our 514 print publications. We expect to add additional issues and hundreds of photographs each month to this archive. Approximately 50,000 copies of our print publications are distributed each month at an average retail price of approximately Euro 11.50.

Since 1992, we have also acquired, processed and distributed adult motion picture entertainment. We acquire worldwide rights to motion pictures that meet our exacting standards for entertainment content and production value from independent directors, either under exclusive contracts or on a freelance basis. We then edit and process these motion pictures to ensure consistent image quality and prepare and customize them for distribution in several formats, including DVDs, broadcasting, which includes IPTV, cable, satellite and hotel television programming, and the Internet. Our proprietary motion pictures and those produced by joint ventures in which we participate have received more than 180 industry awards since 1994, evidencing our success in setting high quality standards for our industry. As of December 31, 2007, our movie library contained 1,170 titles. We expect to add more than 100 titles in 2008.

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

We license our content to cable & satellite television operators and IPTV platforms as well as to hotels. Through different partnerships, we have also launched two television channels, Private Gold and PrivateSpice, which broadcast our content. Consumers pay for these products either on a video-on-demand, pay-per-view or subscription basis.

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

Our Competitive Strengths

We believe the following strengths, among others, will enable us to exploit the growing global market for adult entertainment:

Extensive library of high quality adult media content

We have an extensive library of high quality adult media content. As of December 31, 2007, our library included still photographs developed for more than 500 back-issues of magazines and 1,000 movie titles. We hold exclusive worldwide rights to this entire content archive. This has enabled us to enter into distribution arrangements with a wide range of media content providers, including leading international telecoms and broadcasting companies. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored most of our existing motion pictures in digital form. We believe that this electronic archive constitutes one of the largest libraries of high quality adult media content in the world.

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

Established market position and distribution network

We have a well-established worldwide distribution network which has been built up over the past 40 years, including some 250,000 points of sale in over 40 countries as of December 31, 2007. In many markets, we believe that our established presence hinders our competitors’ ability to break into the market. In some cases, exclusive distribution agreements improve our market position further. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. In electronic media categories, we have entered into strategic alliances with a number of leading international service providers. In addition, we have assembled an internal team of Internet specialists to maintain and improve our Internet infrastructure and electronic products and services. We believe that our broad, multi-format distribution network affords our customers convenient access to high quality adult media content in the format of their choice.

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

To complete the digitalization of our entire movie library, including metadata, in order to facilitate distribution via new electronic media. We have developed an extensive library of motion pictures and other pictorial content. Until recently, this library was archived on a master print, which would allow duplication in traditional media. New forms of electronic distribution provide us with an opportunity to use this content by distributing it through new forms of media, such as, Internet broadband, IPTV broadcasting and wireless devices. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. We are currently digitizing our motion picture archive as well, and have now stored most of our existing motion pictures and metadata in digital form.

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

We expect to release more than 100 movie titles in 2008, with distribution through a worldwide network, including primarily video shops, newsstands and adult book stores. We have also worked together with other recognized brands, including, in 2000 the introduction of a the Private Penthouse Video label in conjunction with Penthouse.

As of December 31, 2007, our movie library contained 1,170 movie titles. These products are sold by distributors, and wholesalers worldwide. Distributors include IPTV, cable, satellite, mobile telephone network and hotel television operators.

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

DVDs

According to DEG (Digital Entertainment Group - US) 34 million DVD players were sold in the United states in 2007 and the installed base of DVD players reached 90 million households, with a total of 229 million players sold. DEG also estimates that sixty percent of DVD owners now have more than one player. In spite of increased competition from online and other digital entertainment options, DVD and HD packaged media were consumers’ preferred choice of entertainment in 2007. In fact, spending on home entertainment media was greater than that of music, video games and box office returns. Total consumer spending on home video in the US, including DVD/VHS - rental/sell through, has gone from $14.0 billion in 2000 to $23.7 billion in 2007.

In 2005, total sales and rentals of adult videos and DVDs in the United States were approximately $ 4.3 billion according to Adult Video News estimates.

Broadcasting

General growth in the PPV/VOD market in the US and Western Europe is expected to result in part from cable system digitization upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators are shifting from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS (Digital Broadcast Satellite) providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). Cable operators are also using their upgraded plants to provide their digital customers with VOD (Video-On-Demand) services. For the most part, the appeal of VOD to adult video consumers is no different than it is to consumers of other genres: VOD gives subscribers the opportunity to purchase movies impulsively, and the ability to watch movies exactly when, where and as often as they want. However, the ability to pause, rewind and fast-forward a VOD program – essentially mimicking the functionality of a DVD – may hold even more appeal for adult video consumers. In addition, broadband pipes and Internet protocol are allowing video-delivery upstarts to challenge cable players in the digital on-demand arena. IPTV2-based video-on-demand (IP-VOD), while still an emerging market, is beginning to gain traction and its potential is huge. Although IP-VOD is still in its absolute infancy and VOD via cable is the default delivery pipe at the moment, it is interesting to note that forecasts3 see the global number of IPTV subscribers grow from 13.5 million in 2007 to 72.6 million in 2011, a compound annual growth rate of 52 percent.

In response to the development and rollout of IPTV and cable based TVOD, the Company is aggressively targeting all major TVOD platforms and we are currently in the process of rolling out our content on a large majority of platforms in Europe.

Adult services will serve as an important ‘driver’ to cable and IPTV systems in their efforts to attract subscribers to digital services, including VOD. In 2006, adult content sales represented 30% of all on-demand type of service revenue in the United States, according to Kagan research.

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

2	IPTV (Internet Protocol Television) describes a system where a digital television service is using the Internet Protocol via broadband.
3	MRG, Inc.☐ IPTV Global Forecast –2007 to 2011, Semiannual IPTV Global Forecast, October 2007.
4	Strategy Analytics - Digital TV Subscriber Market Forecast Data - Western Europe Aug 2006

According to MRG (Multimedia Research Group, Inc.), Europe is leading the expansion in the global IPTV market and the number of IPTV subscribers is estimated to grow from approximately 6.4 million in 2007 to 30.4 million in 2011, a compound annual growth rate of 48 percent. At present, a large majority of all new IPTV platforms include adult entertainment in their VOD offering and we have contracted with operators covering 70% of European IPTV subscribers.

United States

According to SNL-Kagan the number of digital households in the United States is expected to grow from 62 million in 2006 to 100 million by 2012. VOD availability is becoming increasingly widespread and is now on its way to becoming a mainstream content-delivery platform. Kagan research indicates that nearly 29 mil. cable homes had VOD by the end of 2006, a number that is on track to reach 59 mil. by the end of 2012. With respect to IP-VOD Kagan estimates the number of subscribers to IP-VOD services to increase from 300,000 in 2006 to nearly 8 million in 2012.

Kagan estimates that adult service revenue generated by IPTV, cable systems and DBS providers in 2006 was $843 million. As more cable operators add adult and distributors continue to expand their offerings, Kagan projects revenues from the adult category will grow to $1.3 billion by the year 2012.

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

As of March 2008 the number of Internet users in the European Union and United States, our principal markets, was 273 million and 215 million, respectively, which represent a growth over the past seven years of 190% and 126%, respectively. The total number of Internet users in the world as of March 2008 was 1.3 billion. Based on information from RHK Inc. the Company estimates global adult entertainment Internet revenues to have grown from nothing to more than US$3 billion in 2004, in less than ten years. Furthermore, RHK Inc. estimates global adult entertainment Internet revenues, exclusive of revenues from online Video-on-Demand (IP-VOD), to grow to more than US$5 billion by 2007.

The use of the Internet for viewing adult media content has increased significantly. Broadband Internet access is transforming the way that millions of consumers use and pay for news, entertainment, music and other media. Consumers use their Internet high-speed, always-on broadband connections to access and pay for entertainment content, including adult content, and services. According to analysis and forecasts, global broadband subscriptions were estimated to have grown by 25% to 329 million5 during the twelve month period ending September 2007 and by 2010 the number of broadband subscribers is expected to grow to more than 420 million6.

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

5	Point Topic Ltd’s (UK) World Broadband Statistics Q3/07.
6	Forecasted by Ovum-RHK, Inc. (USA)

VIDEO

Production

In 1992, we began releasing movies under the Private label. Our adult movies are in genres similar to our magazines and books under the titles listed in the table below. Normally, we spend between $ 50,000 and $ 150,000 per movie. This amount excludes the computation of the post-production, master production, duplication and distribution costs. Generally, Milcap Media Group creates and designs all artwork for promotional items and packaging and contracts for printing services. Since 1999 all DVDs have been duplicated by independent laboratories. A number of our labels, including Private Gold, Private Black Label, Private Movies, The Private Life of… and Private Tropical are released on a monthly or bimonthly basis.

We finance all of our adult movies, and we contract with movie producers on a flat fee basis. We have entered into agreements with some movie directors under which they have agreed to provide their services to us on an exclusive basis, generally for a period of one to three years. All producers generally assume production costs and obligations, including among other things, the delivery of rights and model releases. The free lance producers deliver the movies on digital masters to us. Digital Masters are customized, dubbed, sub-titled and duplicated by our subsidiary Peach Entertainment Distribution and from there they are sent to different distributors and DVD duplication centers. Some distributors receive a master directly and do their own duplication. All marketing material and artwork for video covers is created at Milcap Media Group.

As of December 31, 2007, our movie library contained 1,170 movie titles. During 2008, we expect the total to increase by more than 100 titles. Almost all titles are available on DVD. We presently market our DVDs in over 40 countries.

MOVIE LIBRARY	As of December 31,
	2007	2006
Title	Nº of Titles	Nº of Titles
Amanda’s Private Diary	5	5
Best - End of Year	11	10
Best of by Private	80	70
Bukkakke	7	6
Cum on my face	7	7
Phantom Seducer	2	2
Gaia	6	6
Horny Housewives	9	9
Ionie Luvecoxxx	20	17
Mansize	13	9
Peepshow Special	12	12
Pirate Fetish Machine	30	27
Pirate Video	12	12
Pirate Video de Luxe	16	16
Private Auditions	2	—
Private Black Label	56	49
Private Blockbuster	1	—
Private Castings	53	50
Private Films	28	28
Private Gold	96	84
Private Interactive	1	1
Private Lesbian	3	—
Private Lust Treasures	9	9
Private Man	14	10
Private Man – Stars	12	8
Private Movies	40	30

MOVIE LIBRARY	As of December 31,
	2007	2006
Title	Nº of Titles	Nº of Titles
Private Porn Vacation	3	3
Private Reality Video	26	26
Private Specials	1	—
Private Sports	12	9
Private Stories	27	27
Private Superf**kers	12	12
Private Exotic	3	—
Private Tropical	34	29
Private Video Magazine	26	26
Private X-Treme	37	30
Private XXX	38	33
Private-Ninn	4	4
Private-Penthouse Movies	12	12
The Best of the Year	12	12
The Matador Series	15	15
The Private Adventures of Pierre Woodman	10	10
The Private Life of	48	37
The Private Story of	9	9
Triple X Files	12	12
Triple X Video	32	32
Virtualia	6	6
When Pornstars Play	6	6
Erotica (soft titles)	240	215

Total	1,170	1,042

Distribution

We distribute our productions worldwide via digital masters and DVDs are sold or rented in video stores, sex shops, newsstands and other retail outlets, and where permitted, through direct mail. We do also sell DVDs directly to consumers via our website. We license our movies to IPTV, cable and satellite television networks and adult pay-per-view television channels. These licenses generally grant the operator a specific right of transmission and we retain the intellectual property rights of every production. We edit many of our new feature movie releases into several versions depending on the media through which they are to be distributed. Versions edited for cable, satellite and hotel television programming may be less sexually explicit than the versions edited for home video distribution.

DVDs

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

Broadcasting

Cable and satellite television has brought adult media content into the privacy of the home. Technological developments, in particular the evolution of digital broadcasting, has not only increased the number of channels that can be delivered directly to the home via satellite (DTH or DBS), IPTV and cable, but has also led to the development of on-demand technologies such as Video On Demand (VOD) and Near Vide On Demand (NVOD). The development of these services is benefiting the adult entertainment industry by providing a greater number of special interest channels allowing platform providers to target niche audience and also provide premium tier, Pay-Per-View (PPV) and subscription services.

TV-Channels

Since launching our broadcasting business in 2000, we have rapidly expanded in Europe, Latin America and the United States. The broadcasting business was launched through an exclusive joint venture agreement with International Film Productions and Distributions, Ltd., (“IFPD”). IFPD was a European-based television broadcasting company associated with major content providers that specialized in the distribution of adult cable and satellite television channels. Under the joint venture agreement, IFPD was responsible for promoting and broadcasting two channels, namely Private Gold (hardcore) and Private Blue (soft core), globally. The agreement provided the Company with 65% of the gross profits generated from the broadcast of these channels. In 2003 the joint venture was dissolved and the Company acquired the channel names Private Gold and Private Blue, but continued licensing them to affiliated companies of IFPD under a two-year agreement with a minimum guarantee. The license was worldwide excluding North and Latin America and expired in 2005 when we entered into two new license agreements with RHF Productions Ltd for the UK and Playboy TV International for Europe excluding the UK.

The Private Gold channel was originally launched in Europe under an exclusive joint venture agreement with IFPD. As mentioned above, the Company later acquired the channel name and continued licensing it to an affiliate company of IFPD for a fixed fee. By the end of 2005, Private Gold had become the leading Adult Pay-TV channel in Europe and was distributed via satellite and cable in 25 countries in the region. In November 2005 the agreement with IFPD expired and the Company and Playboy TV International signed a five-year agreement to merge their two adult pay-TV channels, Private Gold and Spice Platinum, and thereby consolidating theirs market leadership in Europe. The new channel was launched under the name of Private Spice and under the terms of the agreement, Playboy TV International is operating, distributing and marketing the new channel and Private provides content, brand and marketing support. Prior to the merging of the two channels. Spice Platinum had rapidly become one of Europe’s most sought after and fastest growing premium adult networks reaching in over 15 countries. In May 2006, the Private Spice Channel was launched in Europe and the new channel makes available unique and proprietary quality content, offering flexible language tailoring and market localization and platforms are be able to offer their viewers a unique channel developed and serviced by the world’s leading adult television brands, while ensuring professional reliability and continuity. Since launching, the channel has been extremely successful and channel revenue for the six months ending December 2007 increased by 35% compared to the same period in 2006.

The Private Gold channel was also launched in Latin America in 2001, via the joint venture agreement with IFPD and under a distribution agreement with Pramer S.C.A. The agreement was terminated in 2005 and in May the same year, the Company partnered with Playboy TV Latin America, by signing an exclusive agreement to operate and distribute the Private branded channel throughout Latin America. Under the terms of the agreement, Playboy TV Latin America is operating and distributing the channel via its Pay TV distribution network. The channel is receivable in all of Latin America.

IPTV driven Video-on-Demand

While European broadband users are signing up for IPTV services in the hundreds of thousands each month, making Europe the biggest and fastest growing IPTV region in the world7, we have successfully implemented part of our new media strategy and contracted for supplying content for TVOD8 services to a total of 24 major platform operators in 11 countries in the region. During 2007 the European IPTV market grew by 60% to 6.4 million IPTV subscribers and by the end of the year we had gained 70% coverage with over 4.5 million subscribers. We expect this new broadcasting business to be main driver behind our future growth. Not only is this a rapidly expanding new business, but also a high-margin distribution channel with no additional investment requirements.

General Licensing

In Europe we license our content to channel operators. Typically we contract for a certain time period for a) a set quantity of specific titles, or b) access to our entire library for a limited quantity of unspecified titles. The operators distribute via Digital Terrestrial Television (DTT) and Cable & Satellite and are spread across Europe and include companies such as: Erotic Media ag, Sky Italy and Canal+.

In the United States, we recently partnered with New Frontier Media for the exclusive distribution of Private branded content to the U.S. broadcast market including video-on-demand, pay-per-view, IPTV and television. New Frontier Media’s services reach over 139 million network homes and recently our content became available on the first video-on-demand platform in the US to more than six million subscribers via one of the biggest operators. Going forward, we expects additional video-on-demand platforms in the US to follow.

In-Room Entertainment

The Company also licenses the right to use its content to In-Room Entertainment operators.

7	According to Global IPTV Forecasts made by MRG (Multimedia Research Group, Inc.), the number of global IPTV subscribers is estimated to grow from 13.5 million in 2007 to 72.6 million in 2011, a compound annual growth rate of 52 percent. Europe continues to be the biggest market for IPTV, with France significantly leading the growth projections through its principal telcos. The number of IPTV subscribers in Europe is forecasted to grow from approximately 6.4 million in 2007 to 30.4 million in 2011, a compound annual growth rate of 48 percent.
8	True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.

WIRELESS – MOBILE CONTENT

We generate revenues from wireless deals both on and off portal. Our ability to effectively use and re-use our content creates a high-margin business model for wireless since distribution costs are almost non-existent. The market currently consist of SMS, games and rich-media mobile downloads including; MMS, wallpapers, screensavers, video clips and video streaming. During 2007 the distribution of Private content increased by 67% and by the end of the year it was available to 906 million handsets in 36 countries via 86 operators. The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. Furthermore, Mobile TV, increased penetration of 3G handsets and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2008 and beyond9.

In addition, during 2007 we entered into an exclusive global partnership with Mobile Streams to distribute our premium adult content through their platform for off-portal mobile services. Mobile Streams is a premier global mobile music and media provider and through this partnership we are entering a new dimension of mobile content delivery. We believe the user behavior for mobile content will migrate from on-portal to off-portal and that this new business will be the principal revenue generator going forward.

INTERNET SERVICES

Overview

Private Media Group’s Internet team has combined its extensive media library with the most advanced technology to take advantage of the growth of Internet access and new distribution methods. Private has developed several key product offerings which include a subscription based service, broadband video on demand sites, live sex chat service, adult personals, DVD rental service, and e-commerce shop. During 2007, we had 20 million unique visits to our websites, an increase of 85% compared to 2006.

Key Products

Private.com (www.private.com) is the flagship site of Private Media Group’s Internet offerings. The site offers access to high-quality adult content that includes full-length Private movies, photosets, sex-stories, a full library of Private magazines in image and downloadable PDF format, and third-party content. In addition, subscribers receive access to live webcam, live sex shows performed by couples, and adult personals. Premium content is also accessible through Private.com in a variety of different formats. The ability to purchase full-length DVD quality movies on a rental basis is available through Divx technology at a discounted rate for subscribers. One on one live chat is also accessible to members at a discounted rate. The site offers various payment methods to suit the ever-changing demands of the end-users that include credit card subscriptions, pay-per-minute dialers, debit cards, online checks, and SMS payments. All payments are made through a secured system and verification process that are in-line with the International and local e-commerce regulations. The Private.com website features the most advance technology to enable Private to protect its digital assets from theft and file sharing through usage of Microsoft digital rights encryption and protection. Private also goes the extra step to protect its library by digitally watermarking all images. Private.com acquires customers primarily through advertising in its DVDs, magazines and broadcast programming with minimal incremental cost. It also acquires new customers through its affiliate program Private Cash.

Private Shop (www.private.com/shop) offers a complete catalogue of Private products including Private DVDs and magazines, and adult toys available for purchase or downloading online. The site provides free pictures and free video clips to those who register with the shop. The site is built upon an extensive technical platform that utilizes real-time, secure transaction processing. In addition, the Shop is available in multi-lingual format and currency options based on a user’s locale. In 2007, the average order value was US$115.

9	Juniper Research estimates in its white paper Adult Content in the Palm of Your Hand (November 2007) that the global mobile adult content market will increase from US$1.7 billion in 2007 to just over US$4.6 billion by 2012.

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

MAGAZINE PUBLICATIONS

Our publishing operations include the publication of the adult magazines identified in the table below, special editions consisting of previously published material and occasional newsstand specials, calendars and paperback books. All of these magazines, together with local editions, are printed under various trade names and are distributed in over 40 countries. Our magazines feature pictures of men and women engaged in erotic and sexually explicit situations. We distribute approximately 50,000 copies of our print publications per month at an average retail price of approximately (Euro) 11.50. Our current publications are Private, Pirate, Private Sex and Triple X.

MAGAZINE LIBRARY	As of December 31,
	2007	2006
Title	Nº of Issues	Nº of Issues
Private	204	198
Pirate	106	100
Triple-X	80	74
Private Sex	70	64
Private Man	4	4
Mansize	4	4
Special Editions	30	30
Best of Private (Book)	15	15
Special Editions (Book)	1	1

Total	514	490

	Quantities of Magazines Produced (Printed, not sold)
Title	2007	2006
Private	223,200	334,255
Pirate	147,240	223,615
Triple-X	120,790	209,250
Private Sex	131,288	154,806
Special Editions	—	159,095

Total	622,518	1,081,02

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

Broadcasting

The distribution of adult movies on cable and satellite television systems and hotel pay-per-view systems is highly competitive. Competition in this area is increasing in line with increasing consumer demand for hardcore adult entertainment generally. Our strongest geographical market position for cable and television and distribution is in Europe and Latin America, with the channels, Private Spice and Private Gold, and licensing arrangements with established European television networks, such as Canal+.

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

In licensing, we experience competition from our DVD competitors. Our position in U.S. markets is not well established, and competition in this market is strong.

Internet

The Internet market for adult oriented content has expanded dramatically over the past years. There are numerous adult media content websites competing with ours, operated by companies that possess global distribution, broadcasting and branding.

EMPLOYEES

As of December 31, 2005, 2006 and 2007 we employed 135, 137 and 123 people, respectively. Our employees in Spain are represented by two labor unions and we have never experienced a work stoppage. We believe that we have a good relationship with our employees.

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

AVAILABLE INFORMATION

As a public company, we are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Our filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. We also make available copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement and Annual Report at no charge to investors through our website, http://www.prvt.com, as soon as reasonably practicable after filing such material with the SEC. Information on our website is not part of this Report.

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

We are dependent upon key employees. Our future success depends, to a significant degree, on the continued services of our executive officers and other key personnel, including Berth Milton, Peter Cohen, Javier Sánchez and Johan Gillborg. We have not procured key-man life insurance and there is no guarantee that we will be able to obtain such insurance in the future should we so desire. Mr. Milton is the founder of our principal operating division, the Milcap Group, and has taken part in our management since the acquisition of the trademark Private in 1990. We cannot guarantee that we will be successful in retaining his services in the future. We do not presently have employment agreements with many of our executive officers or key personnel. The loss of the services of any of them or an inability to continue to attract, motivate and retain highly qualified and talented personnel, including software development technical personnel, could have a material adverse effect on our business and operating results.

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

We are subject to rapidly changing technology. We are engaged in businesses that have undergone rapid technological change over the past few years. Therefore, we face risks inherent in businesses that are subject to rapid technological advancement and changes in consumer demands. This includes the possibility that a technology that we have invested in may become obsolete, requiring us to invest in new technology. For example, in the past we discontinued production of our CD-Rom lines and video cassette products in favor of DVDs. Our future success will depend, in part, on our ability to adapt to rapidly changing technologies, to enhance existing services and to develop and introduce a variety of new services to address changing demands of our consumers.

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

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. We are authorized to issue 110,000,000 shares of our capital stock, consisting of 100,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. At March 7, 2008, 53,580,494 shares of our common stock and no shares of our preferred stock were issued and outstanding, and approximately 3,004,436 shares of our common stock were issuable upon the exercise of options or warrants.

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

There may be adverse consequences to our shareholders and our business if our common stock ceases to be quoted on the NASDAQ Stock Market or a principal stock exchange. To continue to be listed on the NASDAQ Stock Market, we must maintain certain requirements. If we fail to satisfy one or more of the requirements, our common stock may be delisted. If our common stock is delisted, and does not become listed on another stock exchange, then it will be traded, if at all, in the over-the-counter market commonly referred to as the FINRA OTC Bulletin Board or the “pink sheets.” If this occurs, it may be more difficult for you to sell our common stock. In addition, under the terms of the convertible notes issued by us, the holders of these notes are entitled to accelerate the payment of these notes if we fail to maintain our listing on NASDAQ or a principal stock exchange.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

   Not applicable

ITEM 2.	PROPERTIES

Private Media Group maintains an office in the United States at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121.

Since October 2007, Milcap Media Group leases office space in Torre MAPFRE, located at Calle de la Marina 14-16, 08005 Barcelona, Spain, for a term of five years. Average monthly base rental expense is approximately $ 31,000. The office space is currently used primarily by our departments providing marketing and administration services to the group. In addition, the office space serves as the European headquarters of Private Media Group, Inc. The lease also requires us to pay our proportionate share of the building’s real estate taxes and operating expenses.

In January 2008 Milcap Media Group partly renewed the lease for office space in the building located at Carretera de Rubi 22, 08173 Sant Cugat del Valles, Barcelona, Spain for a further term of five years. Average monthly base rental expense is approximately $ 31,000. The building is currently used by our operating departments engaged in providing distribution, production and post production services for the group. In addition, Milcap Media Group leases warehouse space also located on Carretera de Rubi. The lease expires in 2008 and the average monthly base rental expense is approximately $ 23,000. We recognize the rent expense on a straight-line basis over the term of the leases. The leases also require us to pay our proportionate share of the building’s real estate taxes and operating expenses.

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

Except as disclosed above, neither Private Media Group, Inc. nor its subsidiaries is involved in any other litigation or arbitration proceedings which could have a material influence on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Shareholders was held on December 19, 2007. At the Annual Meeting each of our five nominees was elected to serve as a director until the next Annual Meeting of Shareholders. The election results were as follows:

Election of Five Directors:

Name	For	Withheld
Berth H. Milton	31,182,764	12,046
Bo Rodebrant	32,254,627	12,046
Lluis Torralba	32,261,142	12,046
Johan G. Carlberg	32,254,742	12,046
Daniel Sánchez	32,261,342	12,046

No other matter was submitted to a vote at the 2007 Annual Meeting.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Private Media Group, Inc. Common Stock

The common stock of Private Media Group, Inc. has traded on the NASDAQ National and Global Markets since February 1, 1999 under the symbol “PRVT”. Previously, our common stock traded on the FINRA (formerly NASD, Inc.) OTC Bulletin Board since March 29, 1996. The following table sets forth the range of representative high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Stock Market. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal 2007:
First Quarter	$4.02	$1.98
Second Quarter	$2.80	$1.96
Third Quarter	$2.30	$1.57
Fourth Quarter	$3.80	$1.47

Fiscal 2006:
First Quarter	$5.55	$2.30
Second Quarter	$4.87	$3.68
Third Quarter	$4.71	$3.70
Fourth Quarter	$4.20	$3.30

On March 7, 2008, the last sales price reported on the NASDAQ Stock Market was $ 1.64. On November 9, 2007, there were 213 shareholders of record and approximately 1,824 beneficial owners of our common stock.

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

Sale of Unregistered Securities in the Fourth Quarter of 2007

In November 2007 we entered into two agreements to acquire shares of Horse Creek Entertainment AB (publ), a mainstream content aggregator operating HomeTV (www.hometv.se), a broadband Video-On-Demand (VOD) platform in Scandinavia, in exchange for our common stock. In two private transactions with Horse Creek Entertainment AB we acquired: (1) 2,000,000 million common shares of Horse Creek Entertainment AB at SEK 1.95 per share in exchange for issuing 169,565 shares of our common stock; and (2) an additional 2,000,000 million common shares of Horse Creek Entertainment AB at SEK 2.80 per share together with stock purchase warrants entitling us to acquire an additional 2,000,000 shares at SEK 1.95 per share until November 2009, in exchange for issuing 265,762 shares of our common stock. The issuance of the common stock is deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as it was sold to an investor believed to be an accredited investor and was made without general solicitation or advertising.

Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the five fiscal years in (a) the total shareholder return on common stock of Private Media Group, Inc. with (b) the total return on the Standard & Poors SmallCap 600 index and (c) the total return on a peer group. The Standard & Poor’s SmallCap 600 index covers approximately 3% of the US domestic equities market and includes a total of 600 companies with a market capitalization ranging from $60 million to $4.9 billion. The average market capitalization per company is approximately $880 million. The peer group is an index weighted by the relative market capitalization of the following two companies, which were selected for being in an industry related to that of Private Media Group, Inc. (provider of adult content). The companies are Playboy and New Frontier Media. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of Private Media Group, Inc. common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (*)

	2002	2003	2004	2005	2006	2007
Private Media Group, Inc.	100	67	131	74	124	66
S&P SmallCap 600 Index	100	138	167	178	203	201
Peer Group	100	217	329	292	307	254

(*)	$ 100 invested on December 31, 2002 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Transfer Agent

The transfer agent and registrar for our common stock is InterWest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the twelve months ended December 31, 2007

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January, 2007	—	—	—	—
February, 2007	—	—	—	—
March, 2007	—	—	—	—
April, 2007	—	—	—	—
May, 2007	—	—	—	—
June, 2007	—	—	—	—
July, 2007	—	—	—	—
August, 2007	—	—	—	—
September, 2007	—	—	—	—
October, 2007	—	—	—	—
November, 2007	2,999	$3.28	—	—
December, 2007	—	—	—	—

Total (1)	2,999	$3.28	—	—

(1)	We have had an arrangement with a non-affiliated shareholder whereby we sold our products in exchange for shares of common stock valued at market price at the time of repurchase. As of December 2007, the arrangement had expired.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for the five years ended December 31, 2007. The selected financial information has been derived from our audited consolidated financial statements. This selected consolidated financial information should be read along with our historical consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or appearing elsewhere in this Report.

	Years ended December 31,
	2007	2007	2006	2005	2004	2003
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Statement of Income Data:
Net sales	36,750	24,990	29,197	27,771	35,612	38,491
Cost of sales	18,096	12,305	14,144	14,597	19,198	19,081

Gross Profit	18,655	12,685	15,053	13,175	16,415	19,411
Selling, general and administrative expenses	19,999	13,599	14,043	14,430	17,976	19,871
Gain on sale of building	—	—	—	1,279	—	—

Operating income (loss)	(1,344)	(914)	1,010	24	(1,561)	(461)
Interest expense	399	272	583	742	768	761
Interest income	404	275	230	234	165	147

Income (loss) before income taxes	(1,339)	(911)	657	(484)	(2,164)	(1,075)
Income taxes (benefit) from continuing operations	(744)	(506)	(473)	(548)	(1,327)	(504)

Income (loss) from continuing operations	(595)	(405)	1,130	60	(837)	(570)
Discontinued operations:
Loss from discontinued operations	—	—	(902)	(22)	—	—
Income tax (benefit)	—	—	(251)	(8)	—	—

Loss on discontinued operations	—	—	(651)	(14)	—	—
Net income (loss)	(595)	(405)	479	50	(837)	(570)

Other Comprehensive Income:
Foreign currency translation adjustments	(330)	(224)	(124)	(626)	(318)	642

Comprehensive income	(925)	(629)	355	(576)	(1,155)	72
Income (loss) applicable to common shareholders	(595)	(405)	479	50	(1,155)	(718)

Weighted average of shares outstanding:
Basic	53,202,364	53,202,364	52,858,131	51,720,180	50,136,203	43,493,163
Diluted	N/A	N/A	53,483,094	53,155,311	N/A	N/A
Basic income (loss) per share from continuing operations	(0.01)	(0.01)	0.02	0.00	(0.02)	(0.02)

Fully diluted income (loss) per share from continuing operations	(0.01)	(0.01)	0.02	0.00	(0.02)	(0.02)

Basic income (loss) per share from discontinued operations	—	—	(0.01)	0.00	—	—

Fully diluted income (loss) per share from discontinued operations	—	—	(0.01)	0.00	—	—

Basic income (loss) per share	(0.01)	(0.01)	0.01	0.00	(0.02)	(0.02)

Fully diluted income (loss) per share	(0.01)	(0.01)	0.01	0.00	(0.02)	(0.02)

Dividends declared per common Share	—	—	—	—	—	—

Selected financial data (cont’d)

	As per December 31,
	2007	2007	2006	2005	2004	2003
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	2,351	1,599	2,329	3,112	3,261	856
Working capital	28,864	19,627	21,064	20,150	17,166	13,293
Total assets	85,376	58,056	56,866	58,901	62,205	68,149
Total debt	6,343	4,313	3,942	5,918	9,756	13,732
Total shareholders’ Equity	68,746	46,747	46,333	44,889	44,951	44,157

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generate revenues primarily through:

•	sales of movies on DVD;

•	sales of adult feature magazines;

•	Internet subscriptions and licensing;

•	broadcasting movies through IPTV (Internet Protocol Television), cable, satellite and hotel television programming;

•	sales of adult mobile content (wireless); and

•	content, brand name and trademark licensing.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2005	2006	2007
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
DVDs & Magazines	19,096	14,846	10,864
Internet	4,098	4,326	4,445
Broadcasting	3,574	8,057	7,086
Wireless	1,006	1,968	2,596

Total	27,774	29,197	24,990

Over time, we expect net sales from DVDs & magazines to continue to decline as a percentage of net sales in relation to total net sales from Internet, broadcasting and wireless. We expect net sales from Internet, wireless and broadcasting to grow during the coming years.

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

We released 101 titles on DVD during 2007, 110 titles on DVD during 2006 and 113 titles during 2005, including both new and archival material. We plan to release approximately 100 proprietary titles on DVDs in 2008.

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

Revenues from the sale of magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned magazines. Distributors with the right to return are primarily national newsstand distributors. Most of our magazines are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of two months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals operating in each country. A majority of our national newsstand distributors are members of Distripress, the international organization for publishers and distributors, and carry out the distribution of the largest national and international newspapers and periodicals, including: Financial Times, Herald Tribune, Time, Newsweek, Vogue, etc.

The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary from 50-80%. Higher percentages generally reflect newer markets and/or products. Percentages are reviewed on an on-going basis.

The magazines have an approximate retail price of EUR 11.50 (USD 16.90) per copy and are printed on glossy high-quality paper at a cost of EUR 1.25 (USD 1.84). They are often shrink-wrapped in order to comply with local regulation or guidance for the sale of adult publications. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company has always collected the returns from newsstands in order to make them available for sale again.

The Company has scheduled re-distribution of the returned magazines, via national newsstand distributors, as Megapacks or Superpacks (three different copies per pack) where the retail price is EUR 14.95 (USD 21.99). As the national newsstand distributors have the right to return, the packs come back to us and are then broken up in individual copies in order to be sent out in DVD packs, see below, or sold on firm sale basis to wholesalers as back numbers at a lower price than new issues.

The Company also operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned and the magazines are broken out in order to be sold on firm sale basis to wholesalers as back numbers at a lower price than new issues. The Company has historically sold all copies printed at an average price higher than, or equal, to cost.

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

Revenues from IPTV (Internet Protocol Television), satellite & cable broadcasting are recognized based on sales reported each month by its IPTV, cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until approximately 60—90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

Revenues from mobile content sales (wireless) are recognized based on sales reported each month by mobile operators via aggregators. The aggregators do not report actual monthly sales for each of their operators to the Company until approximately 60—90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

Inventories

Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories principally consist of DVD’s, videocassettes and magazines held for sale or resale. The inventory is written down to the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required by EUR 0.4 million.

Results of Operations

2007 compared to 2006

Net sales. Our net sales in 2007 were EUR 25.0 million compared to EUR 29.2 million in 2006, a decrease of EUR 4.2 million, or 14%. The decrease was the result of reduced DVD & Magazine and Broadcasting sales offset by increased Internet and Wireless sales. Net sales in general were affected by the weakening dollar.

DVD & Magazine sales decreased EUR 4.0 million, or 27%, to EUR 10.9 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Despite the weakening dollar, Internet sales increased EUR 0.1 million to EUR 4.4 million, which represents an increase of 3% compared to the same period last year. Broadcasting sales decreased EUR 1.0 million, or 12%, to EUR 7.1 million. The decrease was primarily the result of the discontinuing of low margin pay-per-view sales in the US and last year non-recurring Pay-TV license sales in Europe totaling EUR 2.3 million offset by EUR 1.3 million from new broadcasting business primarily in Europe. Wireless sales increased EUR 0.6 million, or 32%, to EUR 2.6 million as a result our content being available with more operators.

Going forward, we expect Internet, Broadcasting and Wireless sales to increase (see discussion under Outlook below).

Net sales in general were affected by changes in exchange rates. The annual average dollar exchange rate for the fiscal year 2007 compared to 2006 decreased 9% which reduced all our sales in dollar by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the fiscal year. The balance sheet is translated at the year-end exchange rate.

Cost of Sales. Our cost of sales was EUR 12.3 million for 2007 compared to EUR 14.1 million for 2006, a decrease of EUR 1.8 million, or 13%. Cost of sales as a percentage of sales was 49% for 2007, an increase of one percentage unit compared to 2006. We incur no cost of sales in dollars and subsequently we did not benefit from the weakening dollar in 2007 compared to 2006.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 4.1 million for 2007 compared to EUR 5.6 million for 2006, a decrease of EUR 1.5 million, or 27%. The decrease was primarily the result of a decrease in sales of magazines and DVDs. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 37% for the 2007 compared to 38% for the same period last year. Amortization of library was EUR 6.8 million for 2007 compared to EUR 6.7 million for 2006, an increase of EUR 0.1 million, or 2%. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The increase was the result of higher amounts invested in content released during the period subject to amortization in 2007 compared to 2006. Internet, broadcasting and wireless costs was EUR 1.4 million for 2007 compared to EUR 1.9 million for 2006, a decrease of EUR 0.5 million. Internet, Broadcasting and Wireless cost as a percentage of related sales was 10% for 2007 compared to 13% for the same period last year. The decrease was primarily related to reduced broadcasting transmission costs related to pay-per-view sales in the US.

Gross Profit. Our gross profit for 2007 was EUR 12.7 million, or 51% of net sales, compared to EUR 15.1 million, or 52% of net sales for 2006. This represented a decrease of EUR 2.4 million, or 16%, compared to 2006. Gross profit as a percentage of sales was down one percentage unit for 2007 compared to 2006. The decrease in gross profit of EUR 2.4 million was primarily the result of a EUR 2.5 million decrease in contribution to gross profit from DVD & Magazine sales offset by a EUR 0.2 million increase in contribution to gross profit from Internet, Broadcasting and Wireless sales. Our gross profit was affected by the weakening dollar in 2007 by EUR 4.0 million compared to 2006.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 13.6 million for 2007 compared to EUR 14.0 million for 2006, a decrease of EUR 0.4 million, or 3%. We attribute the decrease in selling, general and administrative expenses to a reduction in payroll, general expenses and depreciation of EUR 0.6 million offset by an increase in bad debt provision of EUR 0.2 million.

Operating profit/loss. We reported operating loss of EUR 0.9 million for 2007 compared to an operating profit of EUR 1.0 million for 2006, a decrease of EUR 1.9 million. The decrease in operating profit was primarily the result of the decrease in gross profit offset by reduced selling, general and administrative expenses.

Interest expense. Our interest expense was EUR 0.3 million for 2007, compared to EUR 0.6 million for 2006. The decrease is the result of less average borrowings outstanding in 2007 compared to 2006.

Income tax benefit from continuing operations. Our income tax benefit was EUR 0.5 million for 2007, compared to 0.5 million for 2006.

Income/loss from continuing operations. Loss from continuing operations was EUR 0.4 million for 2007, compared to an income of EUR 1.1 million for 2006. We attribute the decrease in 2007 of EUR 1.5 million to decreased operating profit offset by reduced interest expense.

Loss from discontinued operations. Our loss from discontinued operations was EUR 0.9 million for 2006.

Income tax benefit from discontinued operations. Our income tax benefit from discontinued operations was EUR 0.3 million in 2006.

Net Income/loss. Our net loss was EUR 0.4 million for 2007, compared to a net income of EUR 0.5 million for 2006. We attribute the decrease in net income in 2007 of EUR 0.9 million primarily to decreased income from continuing operations offset by decreased loss from discontinued operations.

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

Liquidity and Capital Resources

We generate cash from our operating activities, borrowings from third parties, the exercise of warrants and private sales of our equity securities. Our principal uses of cash typically include building our library of photographs and movies. We reported a working capital surplus of EUR 19.6 million at December 31, 2007, a decrease of EUR 1.4 million compared to the year ended December 31, 2006. The decrease is attributable to an increase in current liabilities and a decrease in current assets. We reported a working capital surplus of EUR 21.1 million at December 31, 2006, an increase of EUR 1.0 million compared to the year ended December 31, 2005. The increase was principally attributable to a decrease in current liabilities.

Operating Activities

Net cash provided by our operating activities was EUR 7.6 million for 2007 compared to EUR 7.4 million for 2006, and was primarily the result of net loss, as adjusted for non-cash transactions, offset by uses of cash related to changes in operating assets and liabilities. We adjusted our net loss of EUR 0.4 million to reconcile it to net cash flows from operating activities. Adjustments included (1) depreciation of EUR 0.8 million, (2) bad debt provision of EUR 0.4 million, (3) amortization of other intangible assets of EUR 0.1 million and (4) amortization of photographs and videos of EUR 6.8 million which was offset by EUR 0.6 million from deferred income taxes, which resulted in an adjusted income of EUR 7.1 million. Changes in operating assets and liabilities added EUR 0.5 million net through inventories, accounts payable trade, accrued other liabilities and income taxes payable totaling EUR 1.5 million, offset by EUR 1.0 million from trade accounts receivable, related party receivable, prepaid expenses and other current assets. The increase in cash provided by operating activities for 2007 compared to 2006 is primarily the result of changes in operating assets and liabilities.

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

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2007 was EUR 8.5 million. The investing activities were investment in library of photographs and videos of EUR 7.1 million, which were carried out in order to maintain the 2007 and 2008 release schedules for magazines, DVDs and broadcasting. In addition to investment in library of photographs and videos, EUR 1.4 million was invested in capital expenditures. The increase over the comparable twelve-month 2006 period is principally due to increased investment in the library and the absence of cash flows from note receivable and cash received from sale of building in 2006.

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

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2007 was EUR 0.4 million, represented primarily by additions to short-term borrowings of EUR 1.2 million as a result of increased bank line of credits offset by EUR 0.8 million in repayments on short and long-term borrowings. The main movements during the twelve-month period ended December 31, 2007 are described as follows: (1) The balance of EUR 0.5 million on the EUR 1.65 million loan from an institutional lender was reduced by EUR 0.4 million and as of December 31, 2007 the remaining balance on the loan was EUR 0.1 million. (2) The $4.0 million 7% Note held by Consipio Holding b.v. was reduced by EUR 0.4 million. As of December 31, 2007 the remaining balance on the Note was EUR 1.65 million. (3) The outstanding borrowings on our credit lines were increased by EUR 1.2 million and as of December 31, 2007 the outstanding balance was EUR 2.6 million.

Net cash used in financing activities for the fiscal year ended December 31, 2006 was EUR 0.9 million, represented primarily by EUR 1.0 million in repayments on short and long-term borrowings offset by EUR 0.1 million in cash provided by conversion of stock options. The main movements during the twelve-month period ended December 31, 2006 are described as follows: (1) The balance of EUR 1.0 million on the EUR 1.65 million loan from an institutional lender was reduced by EUR 0.4 million and as of December 31, 2006 the remaining balance on the loan was EUR 0.5 million. (2) The $4.0 million Note held by Consipio Holding b.v. was reduced by EUR 0.4 million. As of December 31, 2006 the remaining balance on the Note was EUR 2.1 million. (3) The balance of EUR 0.1 million on the EUR 4.2 million loan from an institutional lender was reduced by EUR 0.1 million in connection with the sale of the building and as of December 31, 2006 the loan was repaid in its entirety. (4) The outstanding borrowings on our credit lines was reduced by EUR 0.1 million and as of December 31, 2006 the outstanding balance was EUR 1.35 million.

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

Contractual obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of December 31, 2007:

	Amounts due in
	Less than one year	One to three years	Three to five years	More than five years	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Debt:
Banks(1)	116	—	—	—	116
Non-institutional debt(1)	1,769	—	—	—	1,769

Total debt	1,884	—	—	—	1,884
Operating leases(2)(3)	824	1,221	1,106	—	3,151
Capital lease obligations(3)	48	35	—	—	83

	2,756	1,256	1,106	—	5,118

(1)	Interest included. Debt with variable interest rate linked to EURIBOR has been calculated at the current rate. Does not include credit lines of EUR 2,550 thousand.
(2)	Includes rent for the Company’s offices and warehouses.
(3)	Amounts included in Note 14 in the financial statements.

Description of debt:

Banks

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder. The balance outstanding on the loan as of December 31, 2007 was EUR 0.1 million.

Non-institutional debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, until April 2008, with interest on the Note being increased to 9.9% per annum. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including accrued interest, but remained unable to reach agreement on the restructuring of the Note. Private believes that it has valid claims and defenses against Consipio and its affiliates which may ultimately reduce all or a portion of its obligations relating to the Note. However, there are no assurances that either Private will be able to reach agreement with Consipio or that Private will ultimately prevail on its claims and defenses. In any event, the Company does not believe that the Note obligations will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2007, the outstanding principal balance of the Note was $2.4 million (EUR 1.65 million).

Outlook

Going forward, we expect significant growth on our new media platforms, Internet, broadcasting and wireless. During the 2007, our new media platforms became responsible for fifty-seven percent of our revenues. Below follows a discussion highlighting some of the important factors of our business going forward:

Broadcasting

While European broadband users are signing up for IPTV services in the hundreds of thousands each month, making Europe the biggest and fastest growing IPTV region in the world10, we have successfully implemented part of our new media strategy and contracted for supplying content for TVOD11 services to a total of 24 major platform operators in 11 countries in the region. During 2007 the European IPTV market grew by 60% to 6.4 million IPTV subscribers and by the end of the year we had gained 70% coverage with 4.5 million subscribers.

It is important to note that part of our content has only been launched recently on some of these new IPTV platforms and subsequently we have not seen any impact on our bottom line from this high-margin business yet. However, during 2008 we are launching and building up shelf-space on all platforms and by the end of the second quarter 2008 we will have full exposure of our content on these fast growing IPTV platforms. By the end of 2008 and 2009, we expect to have our content available to 7.9 million and 12.0 million European IPTV subscribers, respectively.

[10]

According to Global IPTV Forecasts made by MRG (Multimedia Research Group, Inc.), the number of global IPTV subscribers is estimated to grow from 13.5 million in 2007 to 72.6 million in 2011, a compound annual growth rate of 52 percent. Europe continues to be the biggest market for IPTV, with France significantly leading the growth projections through its principal telcos. The number of IPTV subscribers in Europe is forecasted to grow from approximately 6.4 million in 2007 to 30.4 million in 2011, a compound annual growth rate of 48 percent.

[11]

True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.

Furthermore, in order to increase growth and profitability in our other types of broadcasting, we have restructured our trademark and content licensing business with respect to the operation and distribution of Private branded TV channels carrying our content in Europe and Latin America. The restructuring included finding new partners in these markets and subsequently we entered into agreements with Playboy TV Latin America and Playboy TV International. During the 2007, both partners have expanded their reach for the Private branded TV channels. In particular we have seen significant growth in sales in Europe with the PrivateSpice TV channel. In addition, we recently partnered with New Frontier Media for the exclusive distribution of Private branded content to the U.S. broadcast market including video-on-demand, pay-per-view, IPTV and television. New Frontier Media’s services reach over 139 million network homes and recently our content became available on the first video-on-demand platform in the US to more than six million subscribers via one of the biggest operators. Going forward, we expects additional video-on-demand platforms in the US to follow.

Wireless – Adult Mobile Content

With respect to mobile content, we believe this market is still in its infancy. During 2007 the distribution of Private content increased by 67% and by the end of the year it was available to 906 million handsets in 36 countries via 86 operators. The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. Furthermore, Mobile TV, increased penetration of 3G handsets and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2008 and beyond12.

In addition, during 2007 we entered into an exclusive global partnership with Mobile Streams to distribute our premium adult content through their platform for off-portal mobile services. Mobile Streams is a premier global mobile music and media provider and through this partnership we are entering a new dimension of mobile content delivery. We believe the user behavior for mobile content will migrate from on-portal to off-portal and that this new business will be the principal revenue generator going forward.

Internet

Traffic to our sites increased by 85% to 20 million unique visits in 2007 compared to 2006. This was primarily the result of the re-launch of the affiliate program PrivateCash. The affiliate program is now our biggest source of traffic. In the beginning of 2008, the Company is launching a large number of niche sites focusing on specific genres and top stars with the key objective to offer customers content matching their specific desires. In addition to catering to a wider clientele and creating more “shelf-space” on the web, this will grow the affiliate program as webmasters will have more tools at their disposal to drive traffic. Finally, it will enable the Company to take advantage of additional up-selling and cross-selling opportunities.

DVDs & Magazines

As we are moving further into a world of global digital content delivery, DVD pricing and volume is being affected considerably and as a result the industry in general is experiencing a severe downturn in DVD sales. In view of the aforementioned, during 2007 we started a reorganization of our distribution of DVDs and Magazines. Through this reorganization, we expect to maximize existing sales and over time reduce the revenue impact of this on our overall business.

Liquidity

We expect that our available cash resources and cash generated from operations and the sale of real estate will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds to support more rapid expansion or respond to unanticipated requirements.

[12]

Juniper Research estimates in its white paper Adult Content in the Palm of Your Hand (November 2007) that the global mobile adult content market will increase from US$1.7 billion in 2007 to just over US$4.6 billion by 2012.

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

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company does not expect that its disclosure controls and procedures on its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

BDO Audiberia Auditores, our independent registered public accounting firm, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Private Media Group, Inc.

We have audited Private Media Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Private Media Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, CONTROLS AND PROCEDURES Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Private Media Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Private Media Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and the schedule listed in the accompanying index, and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ BDO AUDIBERIA AUDITORES

Barcelona, Spain

March 13, 2008

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

Name	Age	Position With the Company or Subsidiary
Directors
Berth H. Milton	52	President, Chief Executive Officer, Chairman of the Board and Director
Bo Rodebrant	55	Director
Lluis Torralba	39	Director
Johan G. Carlberg	48	Director
Daniel Sánchez	39	Director

Other Executive Officers and Key Employees
Peter T. Cohen	52	Chief Operating Officer, Private Media Group, Inc.
Johan Gillborg	45	Secretary and Chief Financial Officer, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group
Javier Sánchez	46	Executive Vice President, Production and Operations of Milcap Media Group
Philip Christmas	47	Chief Financial Officer, Milcap Media Group

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to Private covering its 2007 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of Private’s officers and directors complied with the reporting requirements under Section 16(a) for the 2007 fiscal year, except for Sánchez, Torralba and Carlberg, who did not file Form 4 to report options granted to each of them by Private in 2007.

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

Primary Components of Executive Compensation.

Base Salary

The base salaries of our executive officers are set by the Compensation Committee (and in the case of the CEO, ratified by the independent directors) after consideration of a number of factors, including the executive’s position, level of responsibility, tenure and performance. The Compensation Committee also considers the compensation levels of executives in comparable companies, along with the executive compensation recommendations made by our chief executive officer. In addition, the Compensation Committee evaluates whether the base salary levels of our executives are appropriate relative to our size and financial performance compared with the other companies reviewed. Relying primarily on these factors, the Compensation Committee sets the base salaries of our executive officers at levels designed to meet its objective of attracting and retaining highly qualified individuals. The Compensation Committee also believes that the continuity of leadership derived from the retention of well qualified executive officers is in the best interests of our shareholders. The base salaries of our executive officers are not set at any specific level as compared to the compensation levels of companies reviewed and the Compensation Committee does not assign relative weights or importance to any specific measure of the company’s financial performance. During 2006 and 2007 base salary accounted for all the named executive officers’ direct cash compensation.

Effective September 2007 we increased Mr. Cohen’s base compensation from USD $200,000 to EUR 200,000 per year, effectively resulting in an increase in Mr. Cohen’s base compensation based upon current exchange rates. The increase was intended to reflect both the decrease in the value of the dollar against the euro and to adjust his compensation to reflect market conditions. There were modest increases in base compensation to other named executive officers to reflect increased cost of living.

Annual Cash Incentive Payment

The Compensation Committee considers the use of annual performance bonuses from time to time where appropriate, to motivate participants to achieve company growth and enhance shareholder value. The incentive bonus plan permits plan participants to receive a cash bonus that is tied to the company’s financial performance during a specified fiscal year. We do not presently have in effect an annual cash bonus plan in effect with respect to any of the named executive officers other than for our Chief Operating Officer, Peter Cohen. Under the terms of his employment agreement, Mr. Cohen is eligible to receive an annual performance bonus, upon the achievement of specified goals in each fiscal year, commencing in 2007, based upon the amount of increase in annual operating income after 2006. The agreement provides for an annual bonus of between EUR 20,000 – 100,000, depending upon the amount of increase in operating income in the applicable fiscal year. No bonus was paid or accrued for 2007, as the financial targets were not achieved. Information regarding this bonus plan is contained elsewhere in this Item 11 under the heading “Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements.”

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

No options were granted to any of the named executive officers in 2006 or 2007, as their current levels of overall compensation were considered adequate.

Other Benefits

We provide all eligible employees, including executive officers, with certain benefits, including paid time off and paid holiday programs. We do not presently maintain any deferred compensation or retirement plans.

Employment Agreements. We do not have long-term employment agreements with our executive officers.

Severance Agreements. We generally do not enter into severance agreements or similar agreements providing for payments upon termination of employment or change-in-control. Such agreements, when entered into, are negotiated on a case-by-case basis. Other than our agreement with Peter Cohen providing for up to three months of severance benefits, we have not entered into any severance agreements or termination agreements with any of the named executive officers. Information regarding our agreement with Mr. Cohen is contained elsewhere in this Item 11 under the heading “Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section included in this annual report. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the “Compensation Discussion and Analysis” section be included in this annual report.

The Compensation Committee:

Berth H. Milton

The following table summarizes all compensation paid to (i) our Chief Executive Officer and Chief Financial Officer serving during 2007, and (ii) our other most highly compensated executive officers who were serving in such capacity at the end of 2007, other than the Chief Executive Officer and Chief Financial Officer, whose total compensation exceeded $100,000 in 2007, for services rendered in all capacities to Private Media Group for the two fiscal years ended December 31, 2006, and December 31, 2007. No other executive officer earned compensation in excess of $100,000 in 2007.

2007 Summary Compensation Table

Name and Principal Position During Fiscal 2007	Fiscal Year	Salary ($)(1)	Option Awards ($)(1) (2)	All Other Compensation ($)		Total ($)(1)
Berth H. Milton, President and CEO (3)	2007	141,000	—			141,000
Director, Chairman of the Board	2006	118,144	—			118,144
Johan Gillborg (4)	2007	191,000	—			191,000
Chief Financial Officer and Secretary, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group	2006	165,000	— — —			165,000
Peter T. Cohen (5)	2007	225,000	—	27,000	(6)	252,000
Chief Operating Officer, Private Media Group, Inc.	2006	50,000	—	5,000	(6)	55,000
Javier Sánchez (7)	2007	225,000	—			225,000
EVP, Production and Operations, Milcap Media Group	2006	205,000	—			205,000
Philip Christmas (8)	2007	137,000	—			137,000
Chief Financial Officer, Milcap Media Group	2006	117,500	—			117,500

(1)	Salary amounts received in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Reflects the amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with FAS 123(R) using the assumptions set forth in the footnote 16 to the financial statements included elsewhere in this Annual Report for stock option awards granted during and prior to 2007, assuming no forfeitures.
(3)	Salary received in non-US currency, 102,500 euro in 2007 and 94,515 euro in 2006. Mr. Milton agreed to waive director fees for 2006 and 2007. Therefore, the amounts for 2006 and 2007 reflect only salary received for services as President and CEO.
(4)	Salary received in non-US currency, 139,000 euro in 2007 and 132,000 euro in 2006.
(5)	Mr. Cohen was retained as a consultant in September 2006 and was appointed Chief Operating Officer in November 2006. Compensation for 2006 reflects compensation as consultant and Chief Operating Officer. Salary received in non-US currency, 67,000 euro in 2007.
(6)	In accordance with Mr. Cohen’s employment agreement he received a 2,000 euro ($2,667) monthly relocation allowance for 12 months commencing in November 2006.
(7)	Mr. Sánchez served as Chief Operating Officer of Private Media Group, Inc. from 1998 until November 2006, when Mr. Sánchez was appointed as Executive Vice President, Production and Operations of Milcap Media Group. Salary received in non-US currency, 164,000 euro in 2007 and 164,000 euro in 2006.
(8)	Salary received in non-US currency, 100,000 euro in 2007 and 94,000 euro in 2006.

No bonuses or stock awards were granted to any of the named executive officers in 2007.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year Mr. Milton has acted as the Compensation Committee. Mr. Milton served as our Chief Executive Officer during 2007. During the last fiscal year, none of our executive officers served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Grants of Plan-Based Awards in the Last Fiscal Year

There were no plan-based awards granted to the individuals named in the Summary Compensation Table above for the year ended December 31, 2007.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase common stock of Private Media Group, Inc. held by the individuals named in the Summary Compensation Table at December 31, 2007. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2007.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Berth H. Milton	180,000		—	4.75	Mar 1, 2009
Javier Sánchez	180,000		—	4.75	Mar 1, 2009
Johan Gillborg	172,500		—	4.77	Mar 1, 2009
Javier Sánchez	500,000		—	5.00	Oct 7, 2009
Javier Sánchez	50,000		—	6.00	Dec 19, 2008
Johan Gillborg	50,000		—	6.00	Dec 19, 2008
Philip Christmas	15,000		—	6.00	Dec 19, 2008
Peter T. Cohen	—	—	—	—	—

Option Exercises and Stock Vesting During 2007

No stock options were exercised during 2007 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2007.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

We generally do not enter into long-term employment agreements with our executive officers. We generally do not enter into severance agreements or similar agreements providing for payments upon termination of employment or change-in-control. Such agreements, when entered into, are negotiated on a case-by-case basis. We have not entered into any severance agreements or termination agreements with any of the named executive officers other than with Peter Cohen, pursuant to an agreement negotiated with him in connection with his commencement of employment in 2006.

Effective November 2006, we entered into an employment agreement with Peter Cohen in connection with his employment by Private as its Chief Operating Officer. Mr. Cohen’s employment is terminable upon not more than 30 days notice. We agreed to pay him a salary of $200,000 per annum plus certain relocation costs of up to EUR 24,000. Effective September 2007 his base salary of $200,000 per annum was increased to EUR 200,000 per annum. Mr. Cohen is also eligible to receive an annual performance bonus, upon the achievement of specified goals in each fiscal year, commencing in 2007, based upon the amount of increase in annual operating income after 2006. The agreement provides for an annual bonus of between EUR 20,000 – 100,000, depending upon the amount of increase in operating income in the applicable fiscal year. No bonus was paid or accrued for 2007, as the financial targets were not achieved. If Mr. Cohen is terminated by Private other than for cause, he is entitled to a severance payment equal to one month of salary if terminated prior to October 30, 2007, and three months of salary if terminated at any time thereafter.

Director Compensation During 2007

The following table summarizes all compensation paid to our non-employee directors during 2007.

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($) (2)(6)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)(1)
Bo Rodebrant	—	—	—	—	—	—
Lluis Torralba (3)	10,959	—	4,128	—	—	15,087
Johan G. Carlberg (4)	5,479	—	3,922	—	—	9,401
Daniel Sánchez (5)	10,959	—	13,072	—	—	24,031

(1)	Fee earned in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Reflects the amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with FAS 123(R) using the assumptions set forth in the footnote 16 to the financial statements included elsewhere in this Annual Report for stock option awards granted during and prior to 2007, assuming no forfeitures.
(3)	The director earned 8,000 euro in non-US currency and, as of December 31, 2007, the director had 8,000 options outstanding.
(4)	The director earned 4,000 euro in non-US currency and, as of December 31, 2007, the director had 12,000 options outstanding.
(5)	The director earned 8,000 euro in non-US currency and, as of December 31, 2007, the director had 40,000 options outstanding.
(6)	In 2007 Messrs. Sánchez, Torralba and Carlberg were each granted options to acquire 10,000, 8,000 and 3,000 shares, respectively, of Private’s common stock at an exercise price of $3.43, $2.26 and $3.43 per share, respectively, being the fair market value of our common stock on the date of grant, which options vest in October 2008 and expire in October 2011. The fair market value of these options at the time of grant, computed in accordance with FAS 123(R), were $12,165, $6,851 and $3,649 respectively.

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

The following table presents certain information as of March 7, 2008, regarding the beneficial ownership of our common stock by:

•	each of our directors and executive officers individually,

•	all persons known by us to be beneficial owners of five percent or more of our common stock, and

•	all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned.

Name and Address	Number of Shares Beneficially Owned (1)	Percent Beneficially Owned (1)
Berth H. Milton (2)	27,282,985	58.2%
Javier Sánchez (3)	760,000	1.4%
Johan Gillborg (4)	327,500	*
Bo Rodebrant (5)	72,000	*
Daniel Sánchez (6)	30,000	*
Philip Christmas (7)	15,000	*
Johan G. Carlberg (8)	9,000	*
Lluis Torralba (9)	—	—
Peter T. Cohen (10)	—	—
All Executive Officers and Directors as a group (9 people) (11)	32,496,485	59.3%

*	Denotes less than 1%
(1)	Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 53,580,494 shares of common stock outstanding on March 7, 2008. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of March 7, 2008, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 22,296,909 shares of common stock owned by Slingsby Enterprises Limited, of which Mr. Milton is the sole shareholder. 4,950,000 of these shares are pledged to a third party to secure payment of a loan from the third party to us. Also includes (i) 2,785,076 shares of common stock owned by Bajari Properties Limited, of which Mr. Milton is the sole shareholder, and (ii) 180,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. His address is c/o Private Media Group, Inc., Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(3)	Includes 730,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. Mr. J. Sànchez address is c/o Private Media Group, Inc., Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.

(4)	Includes 222,500 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Gillborg. His address is c/o Private Media Group, Inc., Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(5)	Includes 72,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Rodebrant. His address is c/o Private Media Group, Inc., Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(6)	Includes 30,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. D. Sánchez. His address is c/o Private Media Group, Inc., Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(7)	Includes 15,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Christmas. His address is c/o Private Media Group, Inc., Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(8)	Includes 9,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Carlberg. His address is c/o Private Media Group, Inc., Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(9)	His address is c/o Private Media Group, Inc., Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(10)	His address is c/o Private Media Group, Inc., Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(11)	Includes 1,258,500 shares issuable upon exercise of outstanding Options under the Employee Stock Option Plan.

Equity Compensation Plan Information

On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan. In February 2003 the Plan was amended to provide for the issuance of up to 7,200,000 shares of the Company’s common stock to employees, consultants and advisors of the company, and was approved by the shareholders. Full details of the Plan are included in note 16 to the financial statements and are summarized below as of December 31, 2007:

( a )	Number of securities to be issued upon exercise of outstanding options, warrants and rights	2,111,920
( b )	Weighted-average exercise price of outstanding options, warrants and rights	$5.04
( c )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a) above)	2,748,294

We do not maintain any other equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, until April 2008, with interest on the Note being increased to 9.9% per annum. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including accrued interest, but remained unable to reach agreement on the restructuring of the Note. Private believes that it has valid claims and defenses against Consipio and its affiliates which may ultimately reduce all or a portion of its obligations relating to the Note. However, there are no assurances that either Private will be able to reach agreement with Consipio or that Private will ultimately prevail on its claims and defenses. In any event, the Company does not believe that the Note obligations will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2007, the outstanding principal balance of the Note was $2.4 million (EUR 1.65 million).

We have short-term loans to Slingsby Enterprises Limited, an entity controlled by Mr. Milton. The loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2007 the highest amount outstanding was EUR 6.7 million. As of December 31, 2007, EUR 6.7 million remained outstanding on these loans, including interest.

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

In December 2007 the Company’s principal shareholder and affiliates of the Company’s principal shareholder agreed to guarantee a bank line of credit agreement of Euro 1.0 million entered into by one of the Company’s European subsidiaries.

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

Fees Paid to BDO Audiberia

Following is information regarding fees billed by BDO Audiberia for services rendered to the Company in 2006 and 2007.

Audit Fees. The aggregate fees billed to the Company by the Company’s principal accountant, BDO Audiberia, for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $159,000 and $170,000 in 2006 and 2007, respectively. Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. BDO Audiberia did not provide any assurance or related services which are not included under “Audit Fees” in 2006 and 2007, respectively.

Tax Fees. BDO Audiberia did not provide any tax compliance, tax advice, or tax planning services in 2006 and 2007, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2006 and 2007, all services provided by BDO Audiberia were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements.

See Consolidated Financial Statements.

2.	Financial Statement Schedules.

See Schedule II.

3.	Exhibits.

See Exhibit Index.

INDEX TO EXHIBITS

Exhibit No.	Description of Document

***3.1	Restated Articles of Incorporation

***3.2	Articles of Amendment to the Articles of Incorporation

(1)3.3	Amended and Restated Bylaws

*4.1	Specimen Common Stock Certificate.

*4.3	Certificate of Designation re Preferred Stock.

++4.4	Form of Securities Purchase Agreements dated as of September 10, 2003, entered into by the Company with each of Omicron Master Trust, Cranshire Capital L.P., and Solomon Strategic Holdings, Inc., including as exhibits thereto:

(a)	Exhibit “A” - Form of Convertible Note.

(b)	Exhibit “B” - Form of Series A Warrant.

(c)	Exhibit “C” - Form of Series B Warrant.

(d)	Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(e)	Exhibit “E” - Form of Legal Opinion.

++4.5	Form of Securities Purchase Agreement dated as of September 10, 2003, entered into by the Company with CD Investment Partners, Ltd., including as exhibits thereto:

(a)	Exhibit “A” - Form of Convertible Note.

(b)	Exhibit “B” - Form of Series A Warrant.

(c)	Exhibit “C” - Form of Series B Warrant.

(d)	Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(e)	Exhibit “E” - Form of Legal Opinion.

++4.6	Letter Agreement dated October 9, 2003, by and between the Company and CD Investment Partners, Ltd.

(3) 4.7	Letter Agreement dated November 19, 2007, by and between the Registrant and Horse Creek Entertainment AB.

(3) 4.8	Letter Agreement dated December 3, 2007, by and between the Registrant and Horse Creek Entertainment AB.

*10.1	Milcap Acquisition Agreement dated December 19, 1997

*10.2	Cinecraft Acquisition Agreement dated December 19, 1997

***10.3	7% Note Due 2002 from the Registrant to Commerzbank AK.

+++10.4	Amendment No.1 to the 7% Note Due 2002

+10.5	Share Purchase Agreement dated as of December 9, 2002, by and among Fraserside Holdings Limited, Luthares Investments N.V. and Stichting de Oude Waag.

(1) 10.6	Consulting Agreement dated September 29, 2006, by and between the Company and Peter Cohen, as amended by letter dated September 29, 2006.

(2)14.1	Code of Ethics

21	Subsidiaries.

23.1	Consent of BDO Audiberia

23.2	Consent of Bruce E. Waldman, C.P.A.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 (SEC File No. 333-62075).
**	Incorporated by reference from the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
***	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (SEC File No. 333-69654).
+	Incorporated by reference from the registrant’s Form 8-K dated January 14, 2003.
++	Incorporated by reference from the Company’s Registration Statement on Form S-3 (SEC File No. 333-109607) as filed with the U.S. Securities and Exchange Commission on October 10, 2003.
+++	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(1)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (SEC File No. 333-147964) as filed with the U.S. Securities and Exchange Commission on December 10, 2007.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2008	PRIVATE MEDIA GROUP, INC.

	By:	/s/ Berth H. Milton
Berth H. Milton, Chief Executive Officer

In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Berth H. Milton Berth H. Milton	Chairman of the Board and Chief Executive Officer, Director	March 17, 2008

/s/ Johan Gillborg Johan Gillborg	Chief Financial Officer, Chief Accounting Officer	March 17, 2008

/s/ Bo Rodebrant Bo Rodebrant	Director	March 17, 2008

/s/ Lluis Torralba Lluis Torralba	Director	March 17, 2008

/s/ Johan G. Carlberg Johan G. Carlberg	Director	March 17, 2008

/s/ Daniel Sánchez Daniel Sánchez	Director	March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Private Media Group, Inc.

1.	We have audited the accompanying consolidated balance sheets of Private Media Group, Inc. as of December 31, 2006 and 2007 and the related consolidated statements of income and comprehensive income, shareholders´ equity, and cash flows for the three years in the period ended December 31, 2007. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Private North America Inc. a wholly-owned subsidiary, which statements reflect total assets constituting 3% and 1% and total revenues constituting 14%, 3% and 2% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Private North America Inc, is based solely on the report of those auditors.

2.	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3.	In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

4.	Also, in our opinion, the schedule presents fairly, in all material responses, the information set forth therein.

5.	We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Private Media Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ BDO Audiberia Auditores

BDO AUDIBERIA AUDITORES

Barcelona, Spain
March 13, 2008

To the Board of Directors and

Shareholders of Private North America Ltd.

I have audited the accompanying balance sheets of Private North America Ltd. as of December 31, 2006 and 2007 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Private North America Ltd. at December 31, 2006 and 2007 and the results of its operations and its cash flows for each of the three years ended December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

/s/ Bruce E. Waldman

Bruce E. Waldman,

Certified Public Accountant

Sherman Oaks, California

March 12, 2008

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007	2007
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	2,329	1,599	2,351
Trade accounts receivable – net (Note 3)	8,685	8,591	12,634
Related party receivable (Note 11)	6,423	6,740	9,912
Inventories - net (Note 4)	8,274	7,150	10,515
Deferred income tax asset (Note 10)	3,727	4,332	6,371
Prepaid expenses and other current assets	2,026	2,523	3,710

TOTAL CURRENT ASSETS	31,464	30,935	45,493
Library of photographs and videos - net (Note 5)	16,909	17,178	25,262
Property, plant and equipment - net (Note 6)	2,499	3,043	4,474
Other intangible assets (Note 7)	3,219	3,095	4,552
Goodwill	2,425	2,425	3,567
Other investments (Note 20)	—	1,022	1,502
Other assets	350	357	526

TOTAL ASSETS	56,866	58,056	85,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings (Note 8)	3,402	4,202	6,180
Current portion of long-term borrowings (Note 8)	408	111	163
Accounts payable trade	4,748	4,912	7,223
Income taxes payable (Note 10)	733	990	1,456
Deferred income taxes (Note 10)	55	24	35
Accrued other liabilities (Note 9)	1,054	1,069	1,573

TOTAL CURRENT LIABILITIES	10,401	11,308	16,629

Long-term borrowing (Note 8)	132	—	—

TOTAL LIABILITIES	10,533	11,308	16,630

SHAREHOLDERS’ EQUITY (Note 12)

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2006 and 2007, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 53,148,166 and 53,580,494 issued and outstanding at December 31, 2006 and 2007, respectively	885	885	1,301
Additional paid-in capital	20,675	21,718	31,938
Retained earnings	27,667	27,262	40,091
Accumulated other comprehensive income	(2,894)	(3,118)	(4,585)

TOTAL SHAREHOLDERS’ EQUITY	46,333	46,747	68,746

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	56,866	58,055	85,376

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years ended December 31,
	2005	2006	2007	2007
	EUR	EUR	EUR	USD
	(in thousands)
Net sales	27,771	29,197	24,990	36,750
Cost of sales	14,597	14,144	12,305	18,096

Gross profit	13,175	15,053	12,685	18,655
Selling, general and administrative expenses	14,430	14,043	13,599	19,999
Gain on sale of building	1,279	—	—	—

Operating income (loss)	24	1,010	(914)	(1,344)
Interest expense	742	583	272	399
Interest income	234	230	275	404

Income (loss) from continuing operations before income taxes	(484)	657	(911)	(1,339)
Income tax (benefit) from continuing operations	(548)	(473)	506	744

Income (loss) from continuing operations	64	1,130	(405)	(595)

Discontinued operations (Note 19)

Loss from discontinued operations	(22)	(902)	—	—
Income tax (benefit)	(8)	(251)	—	—

Loss on discontinued operations	(14)	(651)	—	—

Net income (loss)	50	479	(405)	(595)

Other comprehensive income:
Foreign currency translation adjustments	(626)	(124)	(224)	(330)

Comprehensive income	(576)	355	(629)	(925)

Income (loss) per share from continuing operations:
Basic	0.00	0.02	(0.01)	(0.01)

Diluted	0.00	0.02	(0.01)	(0.01)

Loss per share from discontinued operations:
Basic	0.00	(0.01)	—	—

Diluted	0.00	(0.01)	—	—

Net income (loss) per share:
Basic	0.00	0.01	(0.01)	(0.01)

Diluted	0.00	0.01	(0.01)	(0.01)

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Common stock to be issued	Retained earnings	Accumulated other comprehensive income	Total share- holders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2005	50,162,176	883	17,321	1,752	27,138	(2,145)	44,951
Repurchase of common stock	(46,479)	—	(127)	—	—	—	(127)
Conversion of bond principal into common stock	312,500	—	529	—	—	—	529
Conversion of bond interest into common stock	49,776	—	113	—	—	—	113
Conversion of options	2,000,750	2	1,750	(1,752)	—	—	—
Translation adjustment	—	—	—	—	—	(626)	(626)
Net income	—	—	—	—	50	—	50

Balance at December 31, 2005	52,478,723	885	19,585	—	27,188	(2,769)	44,889
Repurchase of common stock	(42,935)	—	(152)	—	—	—	(152)
Conversion of bond principal into common stock	662,500	—	1,057	—	—	—	1,057
Conversion of bond interest into common stock	16,128	—	39	—	—	—	39
Conversion of options	33,750	—	79	—	—	—	79
Stock based compensation	—	—	67	—	—	—	67
Translation adjustment	—	—	—	—	—	(124)	(124)
Net income	—	—	—	—	479	—	479

Balance at December 31, 2006	53,148,166	885	20,675	—	27,667	(2,893)	46,334
Repurchase of common stock	(2,999)	—	(8)	—	—	—	(8)
Shares issued for investment (Note 20)	435,327	—	1,022	—	—	—	1,022
Stock based compensation	—	—	28	—	—	—	28
Translation adjustment	—	—	—	—	—	(224)	(224)
Net loss	—	—	—	—	(405)	—	(405)

Balance at December 31, 2007	53,580,494	885	21,718	—	27,262	(3,118)	46,748

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2005	2006	2007	2007
	EUR	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	50	479	(405)	(595)
Adjustment to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(456)	(890)	(636)	(935)
Depreciation	1,102	898	819	1,204
Stock based compensation	—	67	28	41
Convertible note adjustment	91	71	0	0
Bad debt provision	246	209	367	540
Amortization of other intangible assets	93	124	124	182
Amortization of photographs and videos	6,385	6,691	6,832	10,047
Gain on sale of building	(1,279)	—	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(662)	(80)	(274)	(403)
Related party receivable	(202)	(535)	(317)	(467)
Inventories	(920)	1,505	1,124	1,653
Prepaid expenses and other current assets	(665)	334	(497)	(731)
Accounts payable trade	(228)	(1,123)	163	240
Income taxes payable	223	245	257	378
Accrued other liabilities	615	(628)	15	22

Net cash provided by operating activities	4,392	7,365	7,601	11,178
Cash flows used in investing activities:
Investment in library of photographs and videos	(8,297)	(6,542)	(7,101)	(10,443)
Capital expenditures	(331)	(1,353)	(1,370)	(2,015)
Sale of part of building	6,897	225	—	—
Investment in other assets	(7)	(46)	(7)	(10)
Note receivable	770	592	—	—

Net cash used in investing activities	(968)	(7,124)	(8,478)	(12,468)
Cash flow provided by financing activities:
Conversion of stock options and warrants	—	79	—	—
Short-term borrowings - repayments	—	(450)	(399)	(587)
Long-term borrowings - repayments	(3,356)	(528)	(430)	(632)
Short-term borrowings - additions	410	—	1,200	1,765

Net cash (used in) provided by financing activities	(2,946)	(900)	371	546
Foreign currency translation adjustment	(626)	(124)	(224)	(330)

Net increase (decrease) in cash and cash equivalent	(148)	(783)	(730)	(1,074)

Cash and cash equivalents at beginning of the year	3,261	3,112	2,329	3,425

Cash and cash equivalents at end of the year	3,112	2,329	1,599	2,351

Cash paid for interest	556	408	244	359

Cash paid for taxes	332	—	—	—

Repurchase of common stock (non-cash transaction)	127	152	8	12

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

Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2007 and for the twelve months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.68 per USD 1.00 the Exchange Rate of the European Central Bank on December 31, 2007. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

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

The aggregate exchange gain included in determining net income amounted to EUR 229 thousand for the year ended December 31, 2005. For the year ended December 31, 2006 there was no impact on net income from exchange gains or losses. For the year ended December 31, 2007, the aggregate exchange loss included in determining net income amounted to EUR 33 thousand.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition of Revenue

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements.” Revenues from the sale of magazines, DVD’s and other related products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery.

The Company sells magazines to wholesalers on firm sale basis and via national newsstand distributors with the right to return. Our magazines are multi-lingual and the principal magazine market is in Europe.

Revenues from the sale of magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned magazines. Distributors with the right to return are primarily national newsstand distributors. Most of our magazines are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of two months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals operating in each country. A majority of our national newsstand distributors are members of Distripress, the international organization for publishers and distributors, and carry out the distribution of the largest national and international newspapers and periodicals, including: Financial Times, Herald Tribune, Time, Newsweek, Vogue, etc.

The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary from 50-80%. Higher percentages generally reflect newer markets and/or products. Percentages are reviewed on an on-going basis.

The magazines have an approximate retail price of EUR 11.50 (USD 16.90) per copy and are printed on glossy high-quality paper at a cost of EUR 1.25 (USD 1.84). They are often shrink-wrapped in order to comply with local regulation or guidance for the sale of adult publications. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company has always collected the returns from newsstands in order to make them available for sale again.

The Company has scheduled re-distribution of the returned magazines, via national newsstand distributors, as Megapacks or Superpacks (three different copies per pack) where the retail price is EUR 14.95 (USD 21.99). As the national newsstand distributors have the right to return, the packs come back to us and are then broken up in individual copies in order to be sent out in DVD packs, see below, or sold on firm sale basis to wholesalers as back numbers at a lower price than new issues.

The Company also operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned and the magazines are broken out in order to be sold on firm sale basis to wholesalers as back numbers at a lower price than new issues. The Company has historically sold all copies printed at an average price higher than, or equal, to cost.

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

Revenues from IPTV (Internet Protocol Television), satellite & cable broadcasting are recognized based on sales reported each month by its IPTV, cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from mobile content sales (wireless) are recognized based on sales reported each month by mobile operators via aggregators. The aggregators do not report actual monthly sales for each of their operators to the Company until approximately 60—90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

Library of Photographs & Videos

The items in the library comprise our content used for distribution on various formats. Currently these are principally DVD, IPTV, cable & satellite television and broadband (for films) and magazines and Internet broadband (for photos). All our content is sold or licensed repeatedly, unlike inventory items which are sold only once. Furthermore the content is not only sold on one particular release, or issue, but is also re-edited and included for sale on compilations such as “Best of.” titles and publications.

The film library is sold or licensed on various formats such as DVD, television, and Internet, in different markets and territories. The current rate of technological advance means that we are continually finding new distribution platforms for our content. Recent examples of this would be IPTV and broadcasting via digital cable and satellite television with pay-per-view (PPV) and video-on-demand (VOD) abilities. The film library includes: a) films, which represent the content, i.e., the edited movie including soundtrack. b) translations, sound dubbing, & sub-titles, which are required to customize each movie in terms of language for all territories, and c) Digital Manipulation for DVD Masters, which is required to digitize the movie and create menus and language options in order to produce a master to be used to duplicate DVDs from.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

Advertising costs are charged to income as incurred. The total advertising costs were EUR 2, 489 thousand, EUR 2,492 thousand and EUR 1,812 thousand for the years ended December 31, 2005, 2006 and 2007, respectively.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment”, (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values. The Company adopted SFAS 123(R) using the modified-prospective method as proscribed in SFAS 123(R). Our consolidated financial statements as of and for the twelve months ending December 31, 2006 and 2007 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R)

Stock-based compensation cost recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation cost recognized in the consolidated financial statements during the twelve months ending December 31, 2006 and 2007 included compensation cost for stock-based compensation granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation cost for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation cost recognized in the consolidated statement of income for the twelve months ending December 31, 2006 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005 (in thousands, except per share amounts):

Year ended December 31,
2005
EUR
Net income, as reported	50

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(272)

Pro forma net income	(223)

Earnings per share:
Basic – as reported	0.00

Basic – pro forma	0.00

Diluted – as reported	0.00

Diluted – pro forma	0.00

3. Trade accounts receivable

Trade accounts receivable consist of the following:

	December 31,

	2006	2007
	EUR	EUR
	(in thousands)
Trade accounts receivable	9,809	9,860
Allowance for doubtful accounts	(1,124)	(1,269)

Total trade accounts receivable, net	8,685	8,591

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

Inventories consist of the following:

	December 31,
	2006	2007
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,341	3,133
DVDs	4,362	3,737
Other	571	280

	8,274	7,150

5. Library of photographs & videos

Library of photographs & videos consist of the following:

	December 31,
	2006	2007
	EUR	EUR
	(in thousands)
Gross:
Photographs	7,579	7,691
Videos	42,558	47,240
Translations, Sound Dubbing, & Sub-Titles	9,808	11,599
Digital Manipulation for DVD Masters	8,810	9,327
Digital Manipulation for Broadband Masters	584	584

	69,339	76,440

Less accumulated depreciation:
Photographs	6,440	7,029
Videos	31,099	35,293
Translations, Sound Dubbing, & Sub-Titles	7,690	8,531
Digital Manipulation for DVD Masters	6,634	7,837
Digital Manipulation for Broadband Masters	567	572

	52,430	59,262

Net:
Photographs	1,139	661
Videos	11,459	11,947
Translations, Sound Dubbing, & Sub-Titles	2,118	3,067
Digital Manipulation for DVD Masters	2,176	1,490
Digital Manipulation for Broadband Masters	17	12

	16,909	17,178

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,

	2006	2007
	EUR	EUR
	(in thousands)
Equipment & Furniture	9,338	9,835
Website Development	1,886	2,381
Production Database	206	577
Accumulated depreciation	(8,932)	(9,751)

Total Property, Plant and Equipment, net	2,499	3,043

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

In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward and accordingly in the years ended December 31, 2006 and 2007 the Company has capitalized EUR 433 thousand and EUR 495 thousand respectively of costs related to the development of its website including graphics and related software.

7. Other Intangible Assets

Other intangible assets consist of the following:

	Years ended December 31,
	2006	2007	2006	2007	2006	2007
	Broadcasting asset		Customer Base		Total
	EUR	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Beginning of year	2,525	2,525	1,240	1,240	3,765	3,765
Acquisition value (cost)	—	—	0	0	0	0

End of year	2,525	2,525	1,240	1,240	3,765	3,765

Accumulated amortization, beg	—	—	(422)	(546)	(422)	(546)
Amortization	—	—	(124)	(124)	(124)	(124)

Accumulated amortization, end	—	—	(546)	(670)	(546)	(670)

Net book value	2,525	2,525	694	570	3,219	3,095

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Broadcasting asset is deemed to have an indefinite life and is not subject to amortization. The estimated amortization expense for customer base for the four years ended December 31, 2008 to 2011 is EUR 124 thousand per year. The estimated amortization expense the year ended December 31, 2012 is EUR 74.

8. Borrowings

Short- and long-term borrowings are comprised of the following:

	December 31,
	2006	2007
	EUR	EUR
	(in thousands)
Short-term borrowings:
Banks	1,350	2,550
Non-institutional debt	2,052	1,652

	3,402	4,202

Current portion of long-term borrowings:
Banks	408	111

	408	111

Long-term borrowings:
Banks	132	—

	132	—

Banks

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder. The balance outstanding on the loan as of December 31, 2007 was EUR 0.1 million.

The Company’s European subsidiaries have existing bank line of credit agreements under which these subsidiaries may borrow up to EUR 2.55 million. Borrowings under the lines of credit during 2007 were charged at interest rates of EURIBOR+1.0-1.3%.

Non-institutional debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note for five years, until April 2008, with interest on the Note being increased to 9.9% per annum. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including accrued interest, but remained unable to reach agreement on the restructuring of the Note. Private believes that it has valid claims and defenses against Consipio and its affiliates which may ultimately reduce all or a portion of its obligations relating to the Note. However, there are no

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assurances that either Private will be able to reach agreement with Consipio or that Private will ultimately prevail on its claims and defenses. In any event, the Company does not believe that the Note obligations will have a material adverse effect on the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited. As of December 31, 2007, the outstanding principal balance of the Note was $2,4 million (EUR 1.65 million).

9. Accrued other liabilities

Accrued other liabilities are comprised of the following:

	December 31,
	2006	2007
	EUR	EUR
	(in thousands)
Accrued expenses	21	91
Deferred income	411	423
Taxes and social security	517	330
Other	105	225

	1,054	1,069

10. Income taxes

Following is a summary of income before income taxes of U.S. and international operations:

	Years ended December 31,
	2005	2006	2007
	EUR	EUR	EUR
	(in thousands)
USA	(2,042)	(1,410)	(1,290)
International	1,537	1,165	379

	(505)	(245)	(911)

The provision for income taxes consisted of the following in the years ended December 31, 2005, 2006, and 2007:

	Years ended December 31,
	2005	2006	2007
	EUR	EUR	EUR
	(in thousands)
Current
Federal	—	—	—
State	(1)	1	1
Foreign	(56)	165	128

Current tax expense	(57)	166	128
Deferred
Federal	(495)	(570)	(177)
State	(81)	(94)	(29)
Foreign	79	(226)	(428)

Deferred tax expense/(benefit)	(498)	(890)	(634)

Income tax expense/(benefit)	(555)	(724)	(506)

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes determined using the United States corporate statutory rate of 35% to actual income taxes provided is as follows:

	Years ended December 31,
	2005	2006	2007
US federal statutory income tax rate	35.00%	35.00%	35.00%
Aggregate effect of foreign tax rates	95.34%	253.77%	34.37%
Permanent differences
Items not deductible for tax purposes	13.22%	(15.78%)	(17.09%)
Prior period adjustments	(14.68%)	249.10%	52.27%
Other	(16.60%)	126.02%	5.33%
Movement in valuation allowances	63.53%	(353.44%)	(54.51%)

Total tax provision	175.82%	294.67%	55.38%

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

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

	December 31,
	2006	2007
	EUR	EUR
	(in thousands)
Deferred Tax Assets:
Provisions for sales returns	26	11
Provision for bad debts	58	72
Differences in fixed assets	149	179
Deferred expenses/revenues	9	(178)
NOL carryforwards	3,475	4,124
Investment in subsidiaries	1,195	1,251
Other	128	36

	5,040	5,494
Less: Valuation allowance	(1,313)	(1,163)

	3,727	4,332
Deferred Tax Liabilities:
Spanish leasing benefits	(15)	(15)
Investment Incentives	(10)	(10)
Swedish Tax Reserves	(30)	—

Net deferred tax asset/(liability)	3,672	4,307

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforward

The company’s operating loss carry-forwards are described in the table below:

Year ended December 31

2007
EUR
(in thousands)
United States	5,345
Sweden	683
Cyprus	5,155
Spain	3,837
Holland	430
Italy	29
Canada	22

15,502

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

The Company’s subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may lapse without examination within the 12-month period from the balance sheet date. Other than the recurring effect of changes in unrecognized tax benefits due to the lapse of the statute of limitations, none of which are expected to be individually significant, management believe there are no other reasonably possible changes that will significantly impact the amount of tax benefits recognized in the Company’s financial statements within the 12-month period from the balance sheet date. The Company has substantially concluded all US Federal and State income tax matters for years up to and including 2003 and 2001 respectively, and all foreign income tax matters for years up to 2002.

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 341 thousand were accrued as of December 31, 2007, of which EUR 97 thousand was recognized as interest expense during the year then ended.

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11. Related party transactions

The Company has short-term loans receivable from an entity controlled by the Company’s principal shareholder of EUR 6.4 million and EUR 6.7 million at December 31, 2006 and 2007 respectively. The loans bear interest at a rate of EURIBOR+1% payable annually.

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder.

In December 2007 the Company’s principal shareholder and affiliates of the Company’s principal shareholder agreed to guarantee a bank line of credit agreement of Euro 1.0 million entered into by one of the Company’s European subsidiaries.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,

	2005	2006	2007
Numerator: (EUR in thousands)
Income (loss) from continuing operations	64	1,130	(405)

Loss on discontinued operations	(14)	(651)	—

Net income (loss)	50	479	(405)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	51,720,180	52,858,131	53,202,364
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	1,435,131	624,963	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	53,155,311	53,483,094	n/a

Earnings (loss) per share from continuing operations (in EUR)
Basic	0.00	0.02	(0.01)

Diluted	0.00	0.02	(0.01)

Earnings (loss) per share on discontinued operations (in EUR)
Basic	0.00	(0.01)	—

Diluted	0.00	(0.01)	—

Earnings (loss) per share (in EUR)
Basic	0.00	0.01	(0.01)

Diluted	0.00	0.01	(0.01)

For 2007 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share is EUR 0.01. The equivalent of 110,893 common shares derived from dilutive securities such as options, warrants and convertible notes is excluded from the diluted earnings per share for 2007 as they are anti-dilutive.

14. Commitments and contingent liabilities

The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent in the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2005, 2006 and 2007 amounted to EUR 651 thousand, EUR 692 thousand and EUR 701 thousand, respectively.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under non-cancelable leases as of December 31, 2007 are as follows:

Year	EUR (in thousands)
2008	872
2009	657
2010	599
2011	596
2012	511

3,234

15. Operations by geographical area

The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines, movies and the Internet.

Information concerning net sales from the Company’s geographic locations is summarized as follows:

	Years ended December 31,
	2005	2006	2007
	EUR	EUR	EUR

	(in thousands)
Net Sales
USA	1,774	1,160	851
Gibraltar	1,276	1,046	807
Cyprus	10,201	13,865	11,975
Sweden	19,554	13,909	8,515
Spain	23,754	18,835	16,098
France	1,081	827	650
Benelux	2,437	2,034	1,231
Canada	495	708	621

Eliminations	(32,799)	(23,186)	(15,758)

Total	27,772	29,197	24,990

Eliminations principally relates to inter-group revenue arising from trademark, license and distribution agreements between the Company’s subsidiaries in the USA and Europe.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on the Company’s long-lived assets held in different geographic locations is summarized as follows:

	December 31,
	2006	2007
	EUR	EUR
	(in thousands)
Long-lived assets
USA	282	1,269
Cyprus	18,737	19,355
Sweden	4,831	5,058
Spain	983	1,046
France	12	12
Benelux	49	19
Gibraltar	19	29
Canada	489	333

Total	25,401	27,121

One customer accounted for 8%, 14% and 9% of consolidated revenues for the years ended December 31, 2005, 2006 and 2007, respectively.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2005	2006	2007
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
DVDs & Magazines	19,096	14,846	10,864
Internet	4,098	4,326	4,445
Broadcasting	3,574	8,057	7,086
Wireless	1,006	1,968	2,596

Total	27,774	29,197	24,990

16. Stock-based compensation

The Company has an Employee Stock Option Plan, see below. On adoption of SFAS 123(R), the Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at December 31, 2007 there would be none. The compensation cost charged against income for the twelve month period ended December 31, 2007 was EUR 28 thousand, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the option. Unless otherwise provided by the Company, an optionee may not exercise a stock option unless from the date of grant to the date of exercise the optionee remains continuously in the Company’s employ.

At December 31, 2007, options for 2,748,294 shares were available for future grant under the Plan. Share options become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee. Options granted under the Plan generally expire 5-10 years following the date of grant, certain options grants may have shorter lives.

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

During the twelve-month periods ended December 31, 2005, 2006 and 2007 grants for 121,000, 21,000 and 21,000 shares, respectively, were made. The following assumptions were used in calculating the fair value:

	2005	2006	2007
Expected volatility	70.0%	51%-62%	52%-55%
Expected dividend yield	—	—	—
Expected term (in years)	2.5	2.5	2.5
Risk-free interest rate	4.2%-4.6%	4.7%-5.1%	4.4%-4.9%
Weighted average fair value	$0.75	$1.57	$1.08

A summary of stock option activity for the year ended December 31, 2007 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[13] in Thousands of USD
Outstanding January 1, 2007	2,711,936	5.22
Granted	21,000	2.98
Exercised	—	—
Forfeited	621,016	5.45

Outstanding December 31, 2007	2,111,920	5.04	1.3	26

Exercisable December 31, 2007	2,090,920	5.06	1.3	32

During the twelve months ended December 31, 2006, the aggregate intrinsic value, determined as of the date of option exercise, of options exercised under our stock option plan was USD 42 thousand. During 2007 there were no options exercised under our stock option plan.

13

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2007.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, outstanding stock options consist of the following:

	Options Outstanding			Options Exercisable
Exercise price range	Options outstanding	Weighted average exercise price	Weighted average remaining life	Options exercisable	Weighted average exercise price
1.19 - 3.77	394,875	2.51	1.4	373,875	2.48
4.17 - 6.00	1,427,920	4.95	1.3	1,427,920	4.95
7.16 - 11.71	289,125	8.94	1.2	289,125	8.94

1.19 – 11.71	2,111,920	5.04	1.3	2,090,920	5.06

As of December 31, 2007, there was USD 16 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of all shares vested and outstanding at December 31, 2006 and 2007, was USD 6.6 million and USD 4.6 million, respectively.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Selected quarterly financial data (unaudited)

Selected quarterly financial data for the years ended December 31, 2007 and 2006 is summarized as follows:

	For the year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	5,420	6,031	7,453	6,086	24,990
Gross profit	2,248	3,031	3,457	3,948	12,685
Net income (loss)	(557)	23	457	(327)	(405)
Net income (loss) per share:
Basic	(0.01)	0.00	0.01	(0.01)	(0.01)

Diluted	(0.01)	0.00	0.01	(0.01)	(0.01)

Weighted average shares outstanding:
Basic	53,148,166	53,148,166	53,148,166	53,367,968	53,202,364

Diluted	n/a	53,216,639	53,164,670	n/a	53,313,257

	For the year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	6,394	7,665	7,772	7,366	29,197
Gross profit	2,811	3,860	4,645	3,737	15,053

Income (loss) from continuing operations	(436)	683	1,111	(231)	1,128
Loss on discontinued operations (Note 19)	(66)	(163)	(134)	(287)	(651)
Net income (loss)	(502)	520	978	(518)	477
Income (loss) per share from continuing operations:
Basic	(0.01)	0.01	0.02	0.00	0.02

Diluted	(0.01)	0.01	0.02	0.00	0.02

Loss per share from discontinued operations:
Basic	0.00	0.00	0.00	(0.01)	(0.01)

Diluted	0.00	0.00	0.00	(0.01)	(0.01)

Net income (loss) per share:
Basic	(0.01)	0.01	0.02	(0.01)	0.01

Diluted	(0.01)	0.01	0.02	(0.01)	0.01

Weighted average shares outstanding:
Basic	52,488,883	52,751,892	53,037,036	53,148,522	52,858,131

Diluted	n/a	53,560,034	53,549,826	n/a	53,483,094

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Recent accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”), to further enhance the accounting and financial reporting related to business combinations. FAS 141 (R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the adoption of FAS 141 (R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 defers the effective date of FAS 157 until January 1, 2009 for non-financial assets and non-financial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the results of operations or financial position.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Other investments

In November 2007 the Company entered into two agreements to acquire shares of Horse Creek Entertainment AB (publ), a mainstream content aggregator operating HomeTV (www.hometv.se), a broadband Video-On-Demand (VOD) platform in Scandinavia. In two private offerings the Company acquired: (1) 2,000,000 million common shares of Horse Creek Entertainment AB at SEK 1.95 per share and paid the subscription price for these shares by issuing 169,565 shares of our common stock to Horse Creek Entertainment AB; and (2) an additional 2,000,000 million common shares of Horse Creek Entertainment AB at SEK 2.80 per share together with stock purchase warrants entitling the Company to acquire an additional 2,000,000 shares at SEK 1.95 per share until November 2009, and paid the subscription price for the shares and warrants by issuing 265,762 shares of our common stock to Horse Creek Entertainment AB. Following the transaction the Company held 17.2% of the outstanding shares in Horse Creek Entertainment AB. The aggregate purchase price of EUR 1,021,978 was computed using applicable market rates at the time of the transaction and is recorded at cost under other investments.

SCHEDULE II

PRIVATE MEDIA GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions charged to
	Opening balance	Costs and expenses	Revenue (a)	Deductions (b)	Ending balance
	EUR	EUR	EUR	EUR	EUR
Description
Allowance deducted in the balance sheet from the asset to which it applies:

Year ended December 31, 2007:
Allowance for magazine returns	802	—	1,010	(1,504)	308

Allowance for doubtful accounts	1,124	367	—	(223)	1,268

Year ended December 31, 2006:
Allowance for magazine returns	1,611	—	4,012	(4,821)	802

Allowance for doubtful accounts	961	209	—	(46)	1,124

Year ended December 31, 2005:
Allowance for magazine returns	1,658	—	5,307	(5,354)	1,611

Allowance for doubtful accounts	930	246	—	(215)	961

Notes:

(a)	Represents provisions for expected returns of magazines from national distribution networks which are charged to net revenues.
(b)	Represents settlements on returns provisions previously recorded, and write-offs less recoveries on doubtful accounts.