Form 10-Q
period 2008-03-31
PRIVATE MEDIA GROUP INC
filed 2008-05-12
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at May 9, 2008
Common Stock, par value $.001	53,580,494

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31, (Unaudited)
	2007	2008	2008
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	1,599	914	1,451
Trade accounts receivable	8,591	7,821	12,415
Related party receivable	6,740	6,787	10,773
Inventories - net (Note 2)	7,150	6,965	11,055
Deferred income tax asset	4,332	4,332	6,876
Prepaid expenses and other current assets	2,523	1,619	2,569

TOTAL CURRENT ASSETS	30,935	28,438	45,139
Library of photographs and videos – net	17,178	17,143	27,211
Property, plant and equipment – net	3,043	3,121	4,955
Other intangible assets	3,095	3,064	4,863
Goodwill	2,425	2,425	3,850
Other investments	1,022	1,022	1,622
Other assets	357	339	538

TOTAL ASSETS	58,056	55,552	88,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	4,202	3,996	6,343
Current portion of long-term borrowings	111	—	—
Accounts payable trade	4,912	5,109	8,109
Income taxes payable	990	380	603
Deferred income taxes	24	24	38
Accrued other liabilities	1,069	892	1,417

TOTAL CURRENT LIABILITIES	11,308	10,401	16,509
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2007 and March 31, 2008, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 53,580,494 and 53,580,494 issued and outstanding at December 31, 2007 and March 31, 2008, respectively	885	885	1,405
Additional paid-in capital	21,718	21,722	34,479
Retained earnings	27,262	26,422	41,940
Accumulated other comprehensive income	(3,118)	(3,878)	(6,155)

TOTAL SHAREHOLDERS’ EQUITY	46,747	45,151	71,669

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	58,055	55,552	88,178

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended March 31, (unaudited)
	2007	2008	2008
	EUR	EUR	USD
	(in thousands)
Net sales	5,420	5,251	8,336
Cost of sales	3,172	3,396	5,391

Gross profit	2,248	1,855	2,945
Selling, general and administrative expenses	3,087	3,256	5,168

Operating income (loss)	(838)	(1,401)	(2,223)
Interest expense	88	79	125
Interest income	75	76	121

Income (loss) before income taxes	(851)	(1,403)	(2,228)
Income tax (benefit)	(294)	(563)	(894)

Net income (loss)	(557)	(840)	(1,333)
Other comprehensive income:
Foreign currency translation adjustments	84	(760)	(1,206)

Comprehensive income	(474)	(1,600)	(2,540)

Net income (loss) per share:
Basic	(0.01)	(0.02)	(0.02)

Diluted	(0.01)	(0.02)	(0.02)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-months ended March 31, (unaudited)
	2007	2008	2008
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(557)	(840)	(1,333)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	202	290	460
Stock based compensation	13	4	6
Bad debt provision	36	22	35
Amortization of other intangible assets	31	31	49
Amortization of photographs and videos	1,717	1,612	2,559
Effects of changes in operating assets and liabilities:
Trade accounts receivable	1,118	748	1,187
Related party receivable	(155)	(46)	(74)
Inventories	371	185	294
Prepaid expenses and other current assets	(224)	904	1,435
Accounts payable trade	324	197	313
Income taxes payable	(163)	(610)	(968)
Accrued other liabilities	(130)	(177)	(281)

Net cash provided by operating activities	2,582	2,320	3,683
Cash flows used in investing activities:
Investment in library of photographs and videos	(2,177)	(1,577)	(2,503)
Capital expenditures	(305)	(369)	(585)
Investments in (sale of) other assets	(1)	19	30

Net cash (used in) investing activities	(2,483)	(1,927)	(3,059)
Cash flows from financing activities:
Short-term borrowings – repayments	(73)	(207)	(329)
Long-term borrowings – repayments	(106)	(111)	(176)

Net cash (used in) provided by financing activities	(179)	(318)	(505)
Foreign currency translation adjustment	84	(760)	(1,206)

Net (decrease) increase in cash and cash equivalents	4	(685)	(1,087)
Cash and cash equivalents at beginning of the period	2,329	1,599	2,538

Cash and cash equivalents at end of the period	2,333	914	1,451

Cash paid for interest	66	58	91

Cash paid for taxes	—	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2007	53,148,166	885	20,675	27,667	(2,893)	46,334
Repurchase of common stock	(2,999)	—	(8)	—	—	(8)
Shares issued for investment	435,327	—	1,022	—	—	1,022
Stock based compensation	—	—	28	—	—	28
Translation adjustment	—	—	—	—	(224)	(224)
Net income (loss)	—	—	—	(405)	—	(405)

Balance at December 31, 2007	53,580,494	885	21,718	27,262	(3,118)	46,748
Stock based compensation	—	—	4	—	—	4
Translation adjustment	—	—	—	—	(760)	(760)
Net income (loss)	—	—	—	(840)	—	(840)

Balance at March 31, 2008	53,580,494	885	21,722	26,422	(3,878)	45,152

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2007.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2008 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.63 per USD 1.00 the interbank exchange rate on March 31, 2008. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2. Inventories

Inventories consist of the following:

	December 31,	March 31,
	2007	2008
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,133	2,975
DVDs	3,737	3,683
Other	280	306

	7,150	6,965

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

3. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended March 31,
	2007	2008
Numerator: (EUR in thousands)
Net income (loss)	(557)	(840)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	53,148,166	53,590,147
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	n/a	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	n/a

Earnings (loss) per share (in EUR)
Basic	(0.01)	(0.02)

Diluted	(0.01)	(0.02)

For the three months ended March 31, 2007 and 2008 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.01 and EUR 0.02, respectively. The equivalent of 199,171 and 9,652 common shares derived from dilutive securities such as options, warrants and convertible notes are excluded from the diluted earnings per share at March 31, 2007 and 2008 as they are anti-dilutive.

4. Stock-based compensation

The Company has an Employee Stock Option Plan as described below. The Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at March 31, 2007 there would be none. The compensation cost charged against income for the three-month periods ended March 31, 2007 and 2008 was EUR 13 thousand and EUR 4 thousand, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

Employee Stock Option Plan

The 1999 Employee Stock Option Plan (“the Plan”), which is shareholder approved, allows the Company to grant options to purchase common stock to designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers of Private Media Group. The Plan

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current Dividend Policy. During the three month periods ended March 31, 2007 and 2008 no grants were made.

A summary of stock option activity for the three month period ended March 31, 2008 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2008	2,111,920	5.04
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding March 31, 2008	2,111,920	5.04	1.07	8

Exercisable March 31, 2008	2,090,920	5.06	1.05	8

During the three month periods ended March 31, 2007 and 2008, no options under our stock option plan were exercised.

As of March 31, 2008, there was USD 10 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.4 years. The total fair value of all shares vested and outstanding at March 31, 2007 and 2008, was USD 6.3 million and USD 4.6 million, respectively.

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2008.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

5. Income Taxes

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 358 thousand were accrued as of March 31, 2008, of which EUR 21 thousand was recognized as interest expense during the period then ended.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. There was no impact for the partial adoption of SFAS No. 157 on our consolidated financial statements. We do not expect the application of SFAS No. 157 to our non-financial assets and liabilities to have any material effect on our consolidated financial statements.

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

We released 101 titles on DVD during 2007, including both new and archival material. We plan to release approximately 100 proprietary titles on DVDs in 2008.

Over the years, our cost of sales has been fluctuating relative to net sales due to our use of new mediums for our products, such as the Internet, DVD broadcasting and wireless. Internet, wireless and broadcasting sales has historically not carried any significant cost of sales and variations in these areas affect the overall cost of sales percentage in relation to sales. These new media provide us with additional sales of our existing content

We also incur significant intangible expenses in connection with the amortization of our library of photographs and movies and capitalized development costs, which include the Internet. We amortize these tangible and intangible assets on a straight-line basis for periods of between three and five years.

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

The Company performs impairment tests of goodwill and indefinite lived intangible assets annually. The Company is required to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets. There has historically been no effect on the earnings and financial position of the Company as a result of the impairment testing.

Other Intangible Assets represents the value attributable to certain acquisitions. Amortization expense is calculated on a straight-line basis over 10 years.

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

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net sales. For the three months ended March 31, 2008, we had net sales of EUR 5.3 million compared to net sales of EUR 5.4 million for the three months ended March 31, 2007, a decrease of EUR 0.1 million. The decrease was the result of reduced DVD & Magazine sales offset by increased Broadcasting and Internet sales. Net sales in general were affected by Easter taking place in the first quarter of 2008 as opposed to the second quarter in 2007.

DVD & Magazine sales decreased EUR 0.5 million, or 18%, to EUR 2.7 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Despite the weakening dollar2, Internet sales increased EUR 0.1 million to EUR 1.1 million, which represents an increase of 7% compared to the same period last year. Broadcasting sales increased EUR 0.2 million, or 21%, to EUR 1.3 million primarily as a result of an increase in video on demand sales via IPTV. Wireless sales generated EUR 0.6 million in the period.

2 Our Internet sites collect a significant part of its sales from US customers.

Going forward, we expect Internet, wireless and Broadcasting sales, in particular, to increase (see discussion under Outlook below).

Net sales in general were affected by changes in exchange rates. The three-month average dollar exchange rate for the period was 12% lower compared to the same period in 2007. This reduced all our sales in dollar by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the fiscal year. The balance sheet is translated at the year-end exchange rate.

Cost of Sales. Our cost of sales was EUR 3.4 million for the three months ended March 31, 2008 compared to EUR 3.2 million for the three months ended March 31, 2007, an increase of EUR 0.2 million, or 7%.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 1.3 million for the three months ended March 31, 2008 compared to EUR 1.1 million for the three months ended March 31, 2007, an increase of EUR 0.2 million. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 56% for the three months ended March 31, 2008 compared to 41% in the same period last year. The increase was the result of an increase in sales volume sold at a lower average price as part of a program to reduce stock levels. Amortization of library was EUR 1.6 million for the three months ended March 31, 2008 compared to EUR 1.7 million for the three months ended March 31, 2007, which represents a decrease of EUR 0.1 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Internet, broadcasting and wireless cost was EUR 0.5 million for the three months ended March 31, 2008 compared to EUR 0.3 million for the three months ended March 31, 2007. Internet, broadcasting and wireless cost as a percentage of related sales in the period was 17% compared to 12% in the same period last year. The increase was primarily the result of increased internet and wireless cost.

Gross Profit. In the three months ended March 31, 2008, we realized a gross profit of EUR 1.9 million, or 35% of net sales compared to EUR 2.2 million, or 41% of net sales for the three months ended March 31, 2007. The decrease in gross profit as a percentage of sales was primarily the result of reduced margins on DVD & Magazine sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.3 million for the three months ended March 31, 2008 compared to EUR 3.1 million for the three months ended March 31, 2007, an increase of EUR 0.2 million, or 5%. The increase was the result of moving part of our European headquarters’ office and increased depreciation of property, plant and equipment.

Operating loss. We reported an operating loss of EUR 1.4 million for the three months ended March 31, 2008 compared to an operating loss of EUR 0.8 million for the three months ended March 31, 2007. The decrease in operating profit of EUR 0.6 million was the result of the decrease in gross profit combined with the increase in selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended March 31, 2008, compared to EUR 0.1 million for the three months ended March 31, 2007.

Income tax benefit. We reported income tax benefit of EUR 0.6 million for the three months ended March 31, 2008, compared to EUR 0.3 million for the three months ended March 31, 2007. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net loss. We reported a loss of EUR 0.8 million for the three months ended March 31, 2008, compared to EUR 0.6 million for the three months ended March 31, 2007. We attribute the increase in loss in the period to increased operating loss offset by increased income tax benefit.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 18.0 million at March 31, 2008, a decrease of EUR 1.6 million compared to the year ended December 31, 2007. The decrease is principally attributable to a decrease in current assets.

Operating Activities

Net cash provided by operating activities was EUR 2.3 million for the three months ended March 31, 2008, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 0.8 million was adjusted to reconcile net income to net cash flows from operating activities with depreciation of EUR 0.3 million and amortization of photographs and videos of EUR 1.6 million making a total of EUR 1.9 million, providing a net balance of EUR 1.1 million. The total of EUR 1.1 million was added to by changes in trade accounts receivable, inventories, accounts payable trade and prepaid expenses and other current assets totaling EUR 2.0 million offset by EUR 0.8 million from related party receivable, income taxes payable and accrued other liabilities. Net cash provided by operating activities was EUR 2.6 million for the three months ended March 31, 2007. The decrease in net cash provided by operating activities of EUR 0.3 million for the three months ended March 31, 2008 compared to the same period last year was primarily the result of net income, as adjusted for non-cash transactions.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was EUR 1.9 million. The investing activities were principally capital expenditure of EUR 0.3 million and investment in library of photographs and videos of EUR 1.6 million, which was carried out in order to maintain the 2008 release schedules. Net cash used in investing activities decreased EUR 0.6 million over the same period last year. The decrease is principally due to above average investment activity in library of photographs and videos in the three month period ended March 31, 2007.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2008 was EUR 0.3 million, represented by repayments on short- and long-term borrowings. Compared to the three-month 2007 period there was no material change.

Contractual obligations

During the three-month period ended March 31, 2008, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2007.

Disputed contractual obligation

In 2001 Private borrowed $4.0 million from Commerzbank AG pursuant to a Note which bore interest at an annual rate of 7%, payable quarterly. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. The Company continued to make regular payments on the Note, including principal and accrued interest.

In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars.

Private believes that the amount due under the Note at May 9, 2008, including accrued interest, is no more than $2.4 million, utilizing an interest rate of 7%. Private also believes it has valid claims and defenses against Consipio and its affiliates which may ultimately reduce all or a portion of its obligations relating to the Note. However, there are no assurances that either Private will be able to reach agreement with Consipio or that Private will ultimately prevail on its claims and defenses. In any event, the Company does not believe that the Note obligations will have a material adverse effect on the liquidity of the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited to the holder of the Note.

Outlook

Going forward, we expect significant growth on our new media platforms, Internet, broadcasting and wireless. Currently, our new media platforms are responsible for fifty-seven percent of our revenues. Below follows a discussion highlighting some of the important factors of our business going forward:

Broadcasting

While European broadband users are signing up for IPTV services in the hundreds of thousands each month, making Europe the biggest and fastest growing IPTV region in the world2, we have successfully implemented part of our new media strategy and contracted for supplying content for TVOD3 services to a total of 24 major platform operators in 11 countries in the region. During 2007 the European IPTV market grew by 60% to 6.4 million IPTV subscribers and by the end of the year we had gained 70% coverage with 4.5 million subscribers. In March 2008, we launched our content on the Neuf-Cegetel platform in France and made it available to their 750,000 subscribers.

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

Furthermore, in order to increase growth and profitability in our other types of broadcasting, we have restructured our trademark and content licensing business with respect to the operation and distribution of Private branded TV channels carrying our content in Europe and Latin America. The restructuring included finding new partners in these markets and subsequently we entered into agreements with Playboy TV Latin America and Playboy TV International. For 2008, we have reason to believe both partners will continue to expand their reach for the Private branded TV channels and consequently we expect sales to increase. In addition, we partnered with New Frontier Media in 2007 for the exclusive distribution of Private branded content to the U.S. broadcast market including video-on-demand, pay-per-view, IPTV and television. New Frontier Media’s services reach over 139 million network homes and recently our content became available on the first video-on-demand platform in the US to more than six million subscribers via one of the biggest operators. Going forward, we expect additional video-on-demand platforms in the US to follow.

[2]

According to Global IPTV Forecasts made by MRG (Multimedia Research Group, Inc.), the number of global IPTV subscribers is estimated to grow from 13.5 million in 2007 to 92.8 million in 2012, a compound annual growth rate of 47 percent. Europe continues to be the biggest market for IPTV, with France significantly leading the growth projections through its principal telcos. The number of IPTV subscribers in Europe is forecasted to grow from approximately 6.4 million in 2007 to 36.4 million in 2012, a compound annual growth rate of 42 percent.

[3]

True Video On Demand—(TVOD)—TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.

Wireless—Adult Mobile Content

With respect to mobile content, we believe this market is still in its infancy. During 2007 the distribution of Private content increased by 67% and by the end of the year it was available to 906 million handsets in 36 countries via 86 operators. The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. In addition, Mobile TV, increased penetration of 3G handsets and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2008 and beyond 4.

Furthermore, during 2007 we entered into an exclusive global partnership with Mobile Streams to distribute our premium adult content through their platform for off-portal mobile services. Mobile Streams is a premier global mobile music and media provider and through this partnership we are entering a new dimension of mobile content delivery. During the first quarter, the mobile site private.mobi was launched in a few selected European markets as part of the initial stage in the development of this strategic global partnership. We believe the user behavior for mobile content will migrate from on-portal to off-portal and that this new business will be the principal revenue generator going forward.

Internet

Traffic to our sites increased by 85% to 20 million unique visits in 2007 compared to 2006. This was primarily the result of the re-launch of the affiliate program PrivateCash. The affiliate program is now our biggest source of traffic. In the second quarter of 2008, the Company is launching a large number of niche sites focusing on specific genres and top stars with the key objective to offer customers content matching their specific desires. In addition to catering to a wider clientele and creating more “shelf-space” on the web, this will grow the affiliate program as webmasters will have more tools at their disposal to drive traffic. Finally, it will enable the Company to take advantage of additional up-selling and cross-selling opportunities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended March 31, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January, 2008	—	—	—	—
February, 2008	—	—	—	—
March, 2008	—	—	—	—

Total	—	—	—	—

Item 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC. (Registrant)

Date: May 12, 2008	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer