Form 10-Q
period 2008-06-30
PRIVATE MEDIA GROUP INC
filed 2008-08-11
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer  ☐        Accelerated Filer  ☑        Non-accelerated filer  ☐        Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at August 8, 2008
Common Stock, par value $.001	53,580,494

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30, (Unaudited)
	2007	2008	2008
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	1,599	954	1,514
Trade accounts receivable	8,591	6,919	10,983
Related party receivable	6,740	6,857	10,884
Inventories - net (Note 2)	7,150	6,680	10,603
Deferred income tax asset	4,332	4,332	6,876
Prepaid expenses and other current assets	2,523	1,515	2,405

TOTAL CURRENT ASSETS	30,935	27,257	43,265
Library of photographs and videos – net	17,178	16,634	26,404
Property, plant and equipment – net	3,043	3,329	5,284
Other intangible assets	3,095	3,033	4,815
Goodwill	2,425	2,425	3,850
Other investments	1,022	1,022	1,622
Other assets	357	323	512

TOTAL ASSETS	58,056	54,023	85,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	4,202	4,222	6,702
Current portion of long-term borrowings	111	—	—
Accounts payable trade	4,912	4,470	7,095
Income taxes payable	990	14	23
Deferred income taxes	24	24	38
Accrued other liabilities	1,069	969	1,539

TOTAL CURRENT LIABILITIES	11,308	9,700	15,396
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2007 and June 30, 2008, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 53,580,494 and 53,580,494 issued and outstanding at December 31, 2007 and June 30, 2008, respectively	885	885	1,405
Additional paid-in capital	21,718	21,725	34,484
Retained earnings	27,262	25,596	40,628
Accumulated other comprehensive income	(3,118)	(3,882)	(6,162)

TOTAL SHAREHOLDERS’ EQUITY	46,747	44,323	70,355

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	58,055	54,023	85,751

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended June 30, (unaudited)		Six-months ended June 30, (unaudited)
	2007	2008	2007	2008	2008
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	6,031	5,200	11,451	10,452	16,590
Cost of sales	2,999	3,562	6,171	6,959	11,045

Gross profit	3,031	1,638	5,280	3,493	5,544
Selling, general and administrative expenses	3,114	2,858	6,201	6,114	9,704

Operating income (loss)	(83)	(1,220)	(921)	(2,621)	(4,160)
Interest expense	80	70	168	148	236
Interest income	63	40	138	116	184

Income (loss) before income taxes	(100)	(1,250)	(952)	(2,653)	(4,211)
Income tax (benefit)	(123)	(424)	(417)	(987)	(1,567)

Net income (loss)	23	(826)	(534)	(1,666)	(2,644)

Other comprehensive income:
Foreign currency translation adjustments	2	(4)	86	(764)	(1,213)

Comprehensive income	25	(830)	(448)	(2,430)	(3,858)

Net income (loss) per share:
Basic	0.00	(0.02)	(0.01)	(0.03)	(0.05)

Diluted	0.00	(0.02)	(0.01)	(0.03)	(0.05)

See accompanying notes to consolidated statements.

	Six-months ended June 30, (unaudited)
	2007	2008	2008
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(534)	(1,666)	(2,644)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	392	582	924
Stock based compensation	21	7	11
Bad debt provision	143	55	87
Amortization of other intangible assets	62	62	98
Amortization of photographs and videos	3,436	3,162	5,019
Effects of changes in operating assets and liabilities:
Trade accounts receivable	555	1,617	2,567
Related party receivable	(216)	(116)	(185)
Inventories	659	470	746
Prepaid expenses and other current assets	(611)	1,008	1,600
Accounts payable trade	117	(442)	(701)
Income taxes payable	(163)	(976)	(1,549)
Accrued other liabilities	(271)	(100)	(159)

Net cash provided by operating activities	3,589	3,664	5,816
Cash flows from investing activities:
Investment in library of photographs and videos	(4,086)	(2,618)	(4,156)
Capital expenditures	(575)	(870)	(1,382)
Investments in other assets	(17)	35	55

Net cash (used in) investing activities	(4,679)	(3,454)	(5,482)
Cash flow from financing activities:
Short-term borrowings – repayments	(147)	(230)	(365)
Short-term borrowings – additions	—	250	397
Long-term borrowings – repayments	(212)	(111)	(176)

Net cash (used in) provided by financing activities	(359)	(91)	(144)
Foreign currency translation adjustment	86	(764)	(1,213)

Net (decrease) increase in cash and cash equivalents	(1,363)	(645)	(1,024)
Cash and cash equivalents at beginning of the period	2,329	1,599	2,538

Cash and cash equivalents at end of the period	966	954	1,514

Cash paid for interest	121	96	153

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2007	53,148,166	885	20,675	27,667	(2,893)	46,334
Repurchase of common stock	(2,999)	—	(8)	—	—	(8)
Shares issued for investment	435,327	—	1,022	—	—	1,022
Stock based compensation	—	—	28	—	—	28
Translation adjustment	—	—	—	—	(224)	(224)
Net income (loss)	—	—	—	(405)	—	(405)

Balance at December 31, 2007	53,580,494	885	21,718	27,262	(3,118)	46,748
Stock based compensation	—	—	7	—	—	7
Translation adjustment	—	—	—	—	(764)	(764)
Net income (loss)	—	—	—	(1,666)	—	(1,666)

Balance at June 30, 2008	53,580,494	885	21,725	26,422	(3,878)	44,324

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2007.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2008 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.63 per USD 1.00 the interbank exchange rate on June 30, 2008. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2. Inventories

Inventories consist of the following:

	December 31,	June 30,
	2007	2008
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,133	2,829
DVDs	3,737	3,383
Other	280	267

	7,150	6,479

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

3. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
	2007	2008	2007	2008
Numerator: (EUR in thousands)
Net income (loss)	23	(826)	(534)	(1,666)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	53,148,166	53,587,408	52,618,979	53,580,494
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	68,473	n/a	n/a	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	53,216,639	n/a	n/a	n/a

Earnings (loss) per share (in EUR)
Basic	0.00	(0.02)	(0.01)	(0.03)

Diluted	0.00	(0.02)	(0.01)	(0.03)

For the three months ended June 30, 2008 and the six months ended June 30, 2007 and 2008 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.02, EUR 0.01 and EUR 0.03, respectively. For the three months ended June 30, 2008 and the six months ended June 30, 2007 and 2008, the equivalent of 6,914, 133,362 and 8,360 common shares derived from dilutive securities such as options, warrants and convertible notes are excluded from the diluted earnings per share as they are anti-dilutive.

4. Stock-based compensation

The Company has an Employee Stock Option Plan as described below. The Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at June 30, 2007 there would be none. The compensation cost charged against income for the six-month periods ended June 30, 2007 and 2008 was EUR 21 thousand and EUR 7 thousand, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current Dividend Policy. During the six month periods ended June 30, 2007 and 2008 no grants were made.

A summary of stock option activity for the six month period ended June 30, 2008 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2008	2,111,920	5.04
Granted	—	—
Exercised	—	—
Forfeited	50,000	—

Outstanding June 30, 2008	2,061,920	5.01	0.84	16

Exercisable June 30, 2008	2,048,920	5.02	0.82	16

During the six month periods ended June 30, 2007 and 2008, no options under our stock option plan were exercised.

As of June 30, 2008, there was USD 5 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.3 years. The total fair value of all shares vested and outstanding at June 30, 2007 and 2008, was USD 5.7 million and USD 4.6 million, respectively.

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 30, 2008.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 380 thousand were accrued as of June 30, 2008, of which EUR 43 thousand was recognized as interest expense during the period then ended.

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

We released 101 titles on DVD during 2007, including both new and archival material. We plan to release approximately 88 proprietary titles on DVDs in 2008.

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

Restructuring

During the first quarter of 2008 restructuring plans were developed in response to the shift of the Company’s business model from traditional physical delivery of our content to digital new media distribution. The plans consist of three main features a) reorganizing distribution of physical products, b) reviewing and revising content requirements and related costs, and c) consolidating operations in line with our new business model.

With respect to the reorganization of distribution of physical products, we have outsourced our DVD distribution in France to a third party and closed down our subsidiary. As a result we will make savings of EUR 0.5 million per year in overheads and we expect sales volumes to increase significantly. We are continuing to review our model for distribution of physical products and additional changes are expected.

With respect to revising content requirements and related costs we have analyzed sales statistics for newly produced content vs. compilations, reviewed demand for newly produced content from digital new media distribution vs. traditional physical delivery and analyzed sales statistics with respect to our content mix. The result of this review is a reduction in the average number of releases per month by 2.5, a change in the mix and an expected average saving in investment in video library of approximately EUR 0.5 million per quarter, starting in the second quarter of this year. We do not believe that the revised content strategy will have any impact on sales since our digital new media distribution is mainly dependent on our expansive library and not on new releases, unlike the traditional business. We have also renegotiated agreements with third parties relating to content acquisition and post-production cost.

We have also reviewed our magazine production and distribution and reduced the number of new publications from four to two, as from the third quarter this year. We have replaced the two cancelled publications with back catalogue magazines. We do not believe this will have any material impact on sales since we distribute all our magazines together with back catalogue DVDs and research has indicated that consumers are primarily interested in the DVDs.

With respect to consolidating operations, we are reviewing all our processes in order to take advantage of technological advances and potential outsourcing opportunities, and in order to eliminate duplicate functions. During the six-month period ending June 30, 2008 we have reduced the Company’s headcount, including employees and temporary agency employees, by 15 to 108.

We expect to continue to focus on cost reductions and expect additional restructuring actions in the near term.

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

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Net sales. For the three months ended June 30, 2008, we had net sales of EUR 5.2 million compared to net sales of EUR 6.0 million for the three months ended June 30, 2007, a decrease of EUR 0.8 million. The decrease was the result of reduced Broadcasting and Wireless sales.

DVD & Magazine sales remained at EUR 2.0 million in the period which represented no change. Despite the weakening dollar2, Internet sales remained at EUR 1.0 million, which represented no change. Broadcasting sales decreased EUR 0.5 million, or 22%, to EUR 1.8 million as a result of the absence of sales of EUR 1.0 million from a non-recurring title licensing deal for German speaking Europe in 2007 offset primarily by an increase in video on demand sales via IPTV. Wireless sales decreased EUR 0.3 million to EUR 0.4 million in the period as a result of a re-organization of content delivery structure. The re-organization is expected to be completed in the fall of 2008.

Going forward, we expect Internet, wireless and Broadcasting sales, in particular, to increase (see discussion under Outlook below).

Net sales in general were affected by changes in exchange rates. The three-month average US dollar exchange rate for the period was 14% lower compared to the same period in 2007. This reduced all our sales in dollar by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the period. The balance sheet is translated at the period-end exchange rate.

2 Our Internet sites collect a significant part of their sales from US customers.

Cost of Sales. Our cost of sales was EUR 3.6 million for the three months ended June 30, 2008 compared to EUR 3.0 million for the three months ended June 30, 2007, an increase of EUR 0.6 million, or 19%.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 1.3 million for the three months ended June 30, 2008 compared to EUR 0.8 million for the three months ended June 30, 2007, an increase of EUR 0.5 million. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 66% for the three months ended June 30, 2008 compared to 41% in the same period last year. The increase was the result of an increase in sales volume sold at a lower average price as part of a program to reduce stock levels. Amortization of library was EUR 1.5 million for the three months ended June 30, 2008 compared to EUR 1.7 million for the three months ended June 30, 2007, which represents a decrease of EUR 0.2 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Internet, broadcasting and wireless cost was EUR 0.7 million for the three months ended June 30, 2008 compared to EUR 0.5 million for the three months ended June 30, 2007. Internet, broadcasting and wireless cost as a percentage of related sales in the period was 22% compared to 11% in the same period last year. The increase was primarily the result of increased internet cost.

Gross Profit. In the three months ended June 30, 2008, we realized a gross profit of EUR 1.6 million, or 31% of net sales compared to EUR 3.0 million, or 50% of net sales for the three months ended June 30, 2007. The decrease in gross profit was primarily the result of reduced sales and increased variable cost offset by decreased amortization of library.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 2.9 million for the three months ended June 30, 2008 compared to EUR 3.1 million for the three months ended June 30, 2007, a decrease of EUR 0.2 million, or 8%.

Operating loss. We reported an operating loss of EUR 1.2 million for the three months ended June 30, 2008 compared to an operating loss of EUR 0.1 million for the three months ended June 30, 2007. The increase in operating loss of EUR 1.1 million was the result of the decrease in gross profit offset by the decrease in selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended June 30, 2008, compared to EUR 0.1 million for the three months ended June 30, 2007.

Income tax benefit. We reported income tax benefit of EUR 0.4 million for the three months ended June 30, 2008, compared to EUR 0.1 million for the three months ended June 30, 2007. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net loss. We reported a loss of EUR 0.8 million for the three months ended June 30, 2008, compared to EUR 0.0 million for the three months ended June 30, 2007. We attribute the increase in loss in the period to increased operating loss offset by increased income tax benefit.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Net sales. For the six months ended June 30, 2008, we had net sales of EUR 10.5 million compared to net sales of EUR 11.5 million for the six months ended June 30, 2007, a decrease of EUR 1.0 million. The decrease was the result of reduced DVD & Magazine, Broadcasting and Wireless sales offset by increased Internet sales.

DVD & Magazine sales decreased EUR 0.5 million, or 11%, to EUR 4.2 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Despite the weakening dollar3, Internet sales increased EUR 0.1 million to EUR 2.1 million, which represents an increase of 3% compared to the same period last year. Broadcasting sales decreased EUR 0.3 million, or 9%, to EUR 3.0 million as a result of the absence of sales of EUR 1.25 million from a non-recurring title licensing deal for German speaking Europe in 2007 offset primarily by an increase in video on demand sales via IPTV. Wireless sales decreased EUR 0.2 million to EUR 1.0 million in the period as a result of a re-organization of content delivery structure. The re-organization is expected to be completed in the fall of 2008.

Going forward, we expect Internet, wireless and Broadcasting sales, in particular, to increase (see discussion under Outlook below).

Net sales in general were affected by changes in exchange rates. The six-month average US dollar exchange rate for the period was 13% lower compared to the same period in 2007. This reduced all our sales in dollar by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the period. The balance sheet is translated at the period-end exchange rate.

Cost of Sales. Our cost of sales was EUR 7.0 million for the six months ended June 30, 2008 compared to EUR 6.2 million for the six months ended June 30, 2007, an increase of EUR 0.8 million, or 13%.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 2.6 million for the six months ended June 30, 2008 compared to EUR 1.9 million for the six months ended June 30, 2007, an increase of EUR 0.6 million. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 61% for the six months ended June 30, 2008 compared to 41% in the same period last year. The increase was the result of an increase in sales volume sold at a lower average price as part of a program to reduce stock levels. Amortization of library was EUR 3.2 million for the six months ended June 30, 2008 compared to EUR 3.4 million for the six months ended June 30, 2007, which represents a decrease of EUR 0.2 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Internet, broadcasting and wireless cost was EUR 1.2 million for the six months ended June 30, 2008 compared to EUR 0.8 million for the six months ended June 30, 2007. Internet, broadcasting and wireless cost as a percentage of related sales in the period was 20% compared to 12% in the same period last year. The increase was primarily the result of increased internet cost.

3 Our Internet sites collect a significant part of their sales from US customers.

Gross Profit. In the six months ended June 30, 2008, we realized a gross profit of EUR 3.5 million, or 33% of net sales compared to EUR 5.3 million, or 46% of net sales for the six months ended June 30, 2007. The decrease in gross profit was primarily the result of reduced sales and increased variable cost offset by decreased amortization of library.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 6.1 million for the six months ended June 30, 2008 compared to EUR 6.2 million for the six months ended June 30, 2007, a decrease of EUR 0.1 million, or 1%.

Operating loss. We reported an operating loss of EUR 2.6 million for the six months ended June 30, 2008 compared to an operating loss of EUR 0.9 million for the six months ended June 30, 2007. The increase in operating loss of EUR 1.8 million was the result of the decrease in gross profit offset by the decrease in selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.1 million for the six months ended June 30, 2008, compared to EUR 0.2 million for the six months ended June 30, 2007.

Income tax benefit. We reported income tax benefit of EUR 1.0 million for the six months ended June 30, 2008, compared to EUR 0.4 million for the six months ended June 30, 2007. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net loss. We reported a loss of EUR 1.7 million for the six months ended June 30, 2008, compared to EUR 0.5 million for the six months ended June 30, 2007. We attribute the increase in loss in the period to increased operating loss offset by increased income tax benefit.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 17.6 million at June 30, 2008, a decrease of EUR 2.1 million compared to the year ended December 31, 2007. The decrease is principally attributable to a decrease in current assets.

Operating Activities

Net cash provided by operating activities was EUR 3.7 million for the six months ended June 30, 2008, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 1.7 million was adjusted to reconcile net income to net cash flows from operating activities with bad debt provision and amortization of other intangible assets of EUR 0.1 million, depreciation of EUR 0.6 million and amortization of photographs and videos of EUR 3.2 million making a total of EUR 3.9 million, providing a net balance of EUR 2.1 million. The total of EUR 2.2 million was added to by changes in trade accounts receivable, inventories and prepaid expenses and other current assets totaling EUR 3.1 million offset by EUR 1.6 million from accounts payable trade, related party receivable, income taxes payable and accrued other liabilities. Net cash provided by operating activities was EUR 3.7 million for the six months ended June 30, 2007. The increase in net cash provided by operating activities of EUR 0.1 million for the six months ended June 30, 2008 compared to the same period last year was primarily the result of cash related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was EUR 3.5 million. The investing activities were principally capital expenditure of EUR 0.9 million and investment in library of photographs and videos of EUR 2.6 million, which was carried out in order to maintain the 2008 release schedules. Net cash used in investing activities decreased EUR 1.2 million over the same period last year. The decrease is principally due to above average investment activity in library of photographs and videos in the six month period ended June 30, 2007 and reduced investment in the same period 2008 as a result of our restructuring plans.

Financing Activities

Net cash used in financing activities for the six-month period ended June 30, 2008 was EUR 0.1 million, represented by repayments on short- and long-term borrowings offset by additions to short-term borrowings. Compared to the six-month 2007 period, net cash used in financing activities was EUR 0.2 million lower.

Contractual obligations

During the six-month period ended June 30, 2008, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2007.

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

Outlook

Going forward, we expect significant growth on our new media platforms, Internet, broadcasting and wireless. During the six-month period ending June 30, 2008, our new media platforms were responsible for 62% percent of our revenues. Following is a discussion highlighting some of the important factors of our business going forward (see also Overview-Restructuring above).

Broadcasting

We are successfully implementing our new media strategy for IPTV and to date we have contracted with 24 major platform operators in 11 countries in Europe. During 2007 the European IPTV market grew by 60% to 6.4 million IPTV subscribers4 , and by the end of the year we had gained 70% coverage with 4.5 million subscribers. With respect to our rollout on IPTV, it is important to note that part of our content has only been launched recently on some of these new IPTV platforms. Therefore, to date we have seen very little impact on our bottom line from this high-margin business. In March 2008, we launched our content on the Neuf-Cegetel platform in France and made it available to their 750,000 subscribers. By the end of 2008 and 2009, we expect to have our content available to 7.9 million and 12.0 million European IPTV subscribers, respectively, and the monetization of these subscribers will significantly increase our overall profitability.

In relation to Private branded TV channels carrying our content in Europe and Latin America our partners Playboy TV Latin America and Playboy TV International continue to show improved sales. In Q1 2008, Playboy TV Latin America increased the distribution significantly in Brazil, Argentina and Central America. In addition, we partnered with New Frontier Media in 2007 for the exclusive distribution of Private branded content to the U.S. broadcast market including video-on-demand, pay-per-view, IPTV and television. New Frontier Media’s services reach over 139 million network homes and recently our content became available on the first video-on-demand platform in the US to more than six million subscribers via one of the biggest operators. In 2008, we expect significant incremental video-on-demand in the US.

During 2008, we have also noted a new emerging market for our content, the DTT (Digital Terrestrial Television) market. Faced with the imminent closure of analog TV services, a growing number of Western Europeans are opting for DTT as a replacement. Market analysis5 forecasts DTT to be the primary TV Service in 44% of Western European Households by 2012. In July we made an agreement with Glamour Plus, the first nationwide adult pay-DTT channel in Italy and we expect to make additional deals across the EU on this new platform.

[4]

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

[5]	According to the new research brief, “European DTT Services Snapshot” published by ABI Research, June 2008.

Wireless—Adult Mobile Content

With respect to mobile content, we believe this market is still in its infancy. During 2007 the distribution of Private content increased by 67% and by the end of the year it was available to 906 million handsets in 36 countries via 86 operators. During the first six months of 2008, we have been optimizing our content delivery network of aggregators in order to secure a more aggressive long-term growth. This has created periods of gap in distribution with several operators during the first six months of 2008, but in the fall of this year this process will be completed and consequently we expect sales to increase significantly.

The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. In addition, Mobile TV, increased penetration of 3G handsets and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2008 and beyond6.

Furthermore, during 2007 we entered into an exclusive global partnership with Mobile Streams to distribute our premium adult content through their platform for off-portal mobile services. Mobile Streams is a premier global mobile music and media provider and through this partnership we are entering a new dimension of mobile content delivery. During the first two quarters this year, the mobile site private.mobi was launched in a few selected European markets as part of the initial stage in the development of this strategic global partnership. We believe the user behavior for mobile content will migrate from on-portal to off-portal and that this new business will be the principal revenue generator going forward7.

Internet

In the third quarter of 2008, we are launching 50 Internet niche sites aimed at diversifying our offering and increasing the proliferation of our content on the web alongside our flagship site, www.private.com. The niche sites form an important new network, delivering our content categorized according to genre and theme. The plan is to grow this network around three core sites to a total of over 100 niche sites in operation by year end 2008. The sites are targeted to satisfy a variety of consumer interests with niche specific content sourced from our vast library and they are also offered to our affiliate network, www.privatecash.com. The niche site strategy is expected to generate significant incremental revenues and contribution to operating profit through substantially increasing shelf-space, traffic and conversion rates. In addition, it enables us to take advantage of additional up-selling and cross-selling opportunities. The new sites have been in development for over a year and are part of the ongoing evolution and growth of our global online diversification strategy.

[6]

Juniper Research estimates in its white paper Adult Content in the Palm of Your Hand (November 2007) that the global mobile adult content market will increase from US$1.7 billion in 2007 to just over US$4.6 billion by 2012.

[7]

According to Informa Telecoms & Media, 70% of mobile content revenue will come from off-portal services in the next five years as mobile carriers join forces with off-portal providers to increase revenues. The use of off-portal services by mobile users is also increasing, particularly in the potentially lucrative adult content segment.

DVDs & Magazines

As we further transition into global digital content delivery, DVD pricing and volume is being affected considerably and as a result the industry in general is experiencing a severe downturn in DVD sales. In view of the aforementioned, we continue to re-strategize our distribution of DVDs and Magazines to reduce any further negative impact of this downward DVD trend

Liquidity

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

We transact our business in various currencies, principally the Euro and the U.S. dollar and certain other European Union currencies. We generally attempt to limit exposure to currency rate fluctuations by matching transaction currencies (revenues/expenses) to the functional currency of its operating subsidiaries. Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to fluctuations in the Euro versus the U.S. dollar. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the fiscal year. The balance sheet is translated at the year-end exchange rate. Due to the significance of the results reported in dollars the impact of the euro/dollar exchange rate on our major categories of revenue and expense can be material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the six months ended June 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January, 2008	—	—	—	—
February, 2008	—	—	—	—
March, 2008	—	—	—	—
April, 2008	—	—	—	—
May, 2008	—	—	—	—
June, 2008	—	—	—	—

Total	—	—	—	—

Item 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: August 11, 2008	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer