Form 10-Q
period 2008-09-30
PRIVATE MEDIA GROUP INC
filed 2008-11-10
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at November 7, 2008
Common Stock, par value $.001	53,580,494

PART I.

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30, (Unaudited)
	2007	2008	2008
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	1,599	421	602
Trade accounts receivable	8,591	6,692	9,561
Related party receivable	6,740	6,960	9,943
Inventories - net (Note 2)	7,150	6,292	8,988
Deferred income tax asset	4,332	4,332	6,189
Prepaid expenses and other current assets	2,523	1,248	1,783

TOTAL CURRENT ASSETS	30,935	25,945	37,065
Library of photographs and videos – net	17,178	15,917	22,738
Property, plant and equipment – net	3,043	3,278	4,683
Other intangible assets	3,095	3,003	4,290
Goodwill	2,425	2,425	3,463
Other investments	1,022	1,022	1,460
Other assets	357	314	448

TOTAL ASSETS	58,056	51,903	74,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	4,202	4,321	6,173
Current portion of long-term borrowings	111	—	—
Accounts payable trade	4,912	4,181	5,973
Income taxes payable	990	49	70
Deferred income taxes	24	24	34
Accrued other liabilities	1,069	815	1,165

TOTAL CURRENT LIABILITIES	11,308	9,391	13,415
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2007 and September 30, 2008, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 53,580,494 issued and outstanding at December 31, 2007 and September 30, 2008, respectively	885	885	1,264
Additional paid-in capital	21,718	21,728	31,040
Retained earnings	27,262	24,557	35,082
Accumulated other comprehensive income	(3,118)	(4,658)	(6,654)

TOTAL SHAREHOLDERS’ EQUITY	46,747	42,512	60,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	58,055	51,903	74,147

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2007	2008	2007	2008	2008
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	7,453	4,557	18,904	15,009	21,441
Cost of sales	3,996	3,369	10,167	10,328	14,754

Gross profit	3,457	1,188	8,737	4,681	6,687
Selling, general and administrative expenses	3,118	2,611	9,319	8,725	12,464

Operating income (loss)	339	(1,423)	(583)	(4,043)	(5,776)
Interest expense	82	92	250	241	344
Interest income	65	70	203	186	266

Income (loss) before income taxes	322	(1,445)	(629)	(4,098)	(5,854)
Income tax (benefit)	(134)	(406)	(552)	(1,393)	(1,990)

Net income (loss)	457	(1,039)	(78)	(2,705)	(3,865)

Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	(775)	77	(1,540)	(2,200)

Comprehensive income (loss)	448	(1,815)	(0)	(4,245)	(6,065)

Net income (loss) per share:
Basic	0.01	(0.02)	0.00	(0.05)	(0.07)

Diluted	0.01	(0.02)	0.00	(0.05)	(0.07)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-months ended September 30, (unaudited)
	2007	2008	2008
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net loss	(78)	(2,705)	(3,865)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	601	828	1,182
Stock based compensation	27	10	14
Bad debt provision	264	218	312
Amortization of other intangible assets	93	93	133
Amortization of photographs and videos	5,027	4,666	6,666
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(769)	1,680	2,401
Related party receivable	(267)	(219)	(313)
Inventories	989	859	1,226
Prepaid expenses and other current assets	(352)	1,275	1,821
Accounts payable trade	74	(731)	(1,044)
Income taxes payable	(163)	(941)	(1,344)
Accrued other liabilities	17	(254)	(363)

Net cash provided by operating activities	5,464	4,778	6,826
Cash flows from investing activities:
Investment in library of photographs and videos	(5,567)	(3,404)	(4,863)
Capital expenditures	(763)	(1,062)	(1,518)
Investments in other assets	(15)	43	62

Net cash (used in) investing activities	(6,345)	(4,423)	(6,319)
Cash flow from financing activities:
Short-term borrowings – repayments	(242)	(215)	(307)
Short-term borrowings – additions	—	333	476
Long-term borrowings – repayments	(320)	(111)	(159)

Net cash (used in) provided by financing activities	(562)	7	10
Foreign currency translation adjustment	77	(1,540)	(2,200)

Net (decrease) increase in cash and cash equivalents	(1,365)	(1,177)	(1,682)
Cash and cash equivalents at beginning of the period	2,329	1,599	2,284

Cash and cash equivalents at end of the period	965	421	602

Cash paid for interest	175	120	172

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2007	53,148,166	885	20,675	27,667	(2,893)	46,334
Repurchase of common stock	(2,999)	—	(8)	—	—	(8)
Shares issued for investment	435,327	—	1,022	—	—	1,022
Stock based compensation	—	—	28	—	—	28
Translation adjustment	—	—	—	—	(224)	(224)
Net income (loss)	—	—	—	(405)	—	(405)

Balance at December 31, 2007	53,580,494	885	21,718	27,262	(3,118)	46,748
Stock based compensation	—	—	10	—	—	10
Translation adjustment	—	—	—	—	(1,540)	(1,540)
Net income (loss)	—	—	—	(2,705)	—	(2,705)

Balance at September 30, 2008	53,580,494	885	21,728	24,557	(4,658)	42,512

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2007; the information as of and for the period ended December 31, 2007 is derived from such financial statements.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2008 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.70 per USD 1.00 the interbank exchange rate on September 30, 2008. The translations should not be construed as a representation that the amounts shown could have been, our could be, converted into US dollars at that or any other rate.

2. Inventories

Inventories consist of the following:

	December 31,	September 30,
	2007	2008
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,133	2,743
DVDs	3,737	3,112
Other	280	437

	7,150	6,292

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

3. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
	2007	2008	2007	2008
Numerator: (EUR in thousands)
Net income (loss)	457	(1,039)	(78)	(2,705)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	53,148,166	53,580,494	53,148,166	53,580,494
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	16,504	n/a	n/a	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	53,164,670	n/a	n/a	n/a

Earnings (loss) per share (in EUR)
Basic	0.01	(0.02)	0.00	(0.05)

Diluted	0.01	(0.02)	0.00	(0.05)

For the three months ended September 30, 2008 and the nine months ended September 30, 2007 and 2008 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.02, EUR 0.00 and EUR 0.05, respectively. For the three months ended September 30, 2008 and the nine months ended September 30, 2007 and 2008, the equivalent of 1,813, 93,261 and 6,569 common shares derived from dilutive securities such as options, warrants and convertible notes are excluded from the diluted earnings per share as they are anti-dilutive.

4. Stock-based compensation

The Company has an Employee Stock Option Plan as described below. The Company reviewed the Employee Stock Option Plan for potential forfeitures and estimated that out of the nonvested options outstanding at September 30, 2007 there would be none. The compensation cost charged against income for the nine-month periods ended September 30, 2007 and 2008 was EUR 27 thousand and EUR 10 thousand, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

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

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current Dividend Policy. During the nine month periods ended September 30, 2007 and 2008 no grants were made.

A summary of stock option activity for the nine month period ended September 30, 2008 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2008	2,111,920	5.04
Granted	—	—
Exercised	—	—
Forfeited	50,000	—

Outstanding September 30, 2008	2,061,920	5.01	0.59	8

Exercisable September 30, 2008	2,048,920	5.02	0.57	8

During the nine month periods ended September 30, 2007 and 2008, no options under our stock option plan were exercised.

As of September 30, 2008, there was USD 1 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. That cost is expected to be recognized over a weighted- average period of 0.3 years. The total fair value of all shares vested and outstanding at September 30, 2007 and 2008, was USD 4.8 million and USD 4.6 million, respectively.

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 30, 2008.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 407 thousand were accrued as of September 30, 2008, of which EUR 65 thousand was recognized as interest expense during the nine-month period then ended.

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

We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The Company has no level 2 or level 3 assets as all of the cash and cash equivalents are considered to be level 1, therefore there was no impact for the partial adoption of SFAS No. 157 on our consolidated financial statements. We do not expect the application of SFAS No. 157 to our non-financial assets and liabilities to have any material effect on our consolidated financial statements.

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

With respect to the reorganization of distribution of physical products, we have outsourced our DVD distribution in France to a third party and re-organized our French subsidiary. As a result we will make savings of EUR 0.5 million per year in overheads and we expect sales volumes to increase significantly. We are continuing to review our model for distribution of physical products and additional changes are expected.

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

With respect to consolidating operations, we are reviewing all our processes in order to take advantage of technological advances and potential outsourcing opportunities, and in order to eliminate duplicate functions. During the nine-month period ending September 30, 2008 we have reduced the Company’s headcount, including employees and temporary agency employees, by 18 to 105.

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

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Net sales. For the three months ended September 30, 2008, we had net sales of EUR 4.6 million compared to net sales of EUR 7.5 million for the three months ended September 30, 2007, a decrease of EUR 2.9 million.

DVD & Magazine sales decreased EUR 1.4 million to EUR 1.6 million in the period. The reduction in DVD & Magazine sales was primarily attributable to reorganization of our distribution and an industry wide decrease in DVD sales (see discussion under Outlook below). Due to the weakening dollar2 and the restructuring of our web sites, Internet sales decreased by EUR 0.2 million to EUR 1.1 million. Broadcasting sales decreased EUR 1.0 million to EUR 1.5 million as a result of the absence of sales of EUR 1.0 million from a non-recurring title licensing deal for German speaking Europe in 2007. Wireless sales decreased EUR 0.3 million to EUR 0.4 million in the period as a result of a re-organization of content delivery structure. The re-organization was completed in the fall of 2008.

Going forward, we expect Internet, wireless and Broadcasting sales, in particular, to increase (see discussion under Outlook below).

Net sales in general were affected by changes in exchange rates. The three-month average US dollar exchange rate for the period was 9% lower compared to the same period in 2007. This reduced all our sales in dollar by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the period. The balance sheet is translated at the period-end exchange rate.

2 Our Internet sites collect a significant part of their sales from US customers.

Cost of Sales. Our cost of sales was EUR 3.4 million for the three months ended September 30, 2008 compared to EUR 4.0 million for the three months ended September 30, 2007, a decrease of EUR 0.6 million.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 1.2 million for the three months ended September 30, 2008 compared to EUR 2.0 million for the three months ended September 30, 2007, a decrease of EUR 0.8 million. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 77% for the three months ended September 30, 2008 compared to 68% in the same period last year. The increase was the result of an increase in sales volume sold at a lower average price as part of a program to reduce stock levels. Amortization of library was EUR 1.5 million for the three months ended September 30, 2008 compared to EUR 1.6 million for the three months ended September 30, 2007, which represents a decrease of EUR 0.1 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Internet, broadcasting and wireless cost was EUR 0.7 million for the three months ended September 30, 2008 compared to EUR 0.4 million for the three months ended September 30, 2007. Internet, broadcasting and wireless cost as a percentage of related sales in the period was 22% compared to 9% in the same period last year. The increase was primarily the result of increased internet cost.

Gross Profit. In the three months ended September 30, 2008, we realized a gross profit of EUR 1.2 million, or 26% of net sales compared to EUR 3.5 million, or 46% of net sales for the three months ended September 30, 2007. The decrease in gross profit was primarily the result of reduced sales and increased variable cost offset by decreased amortization of library.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 2.6 million for the three months ended September 30, 2008 compared to EUR 3.1 million for the three months ended September 30, 2007, a decrease of EUR 0.5 million. The decrease is the result of our restructuring plan, see discussion above.

Operating profit/loss. We reported an operating loss of EUR 1.4 million for the three months ended September 30, 2008 compared to an operating profit of EUR 0.3 million for the three months ended September 30, 2007. The change was the result of the decrease in gross profit offset by the decrease in selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended September 30, 2008, compared to EUR 0.1 million for the three months ended September 30, 2007.

Income tax benefit. We reported income tax benefit of EUR 0.4 million for the three months ended September 30, 2008, compared to EUR 0.1 million for the three months ended September 30, 2007. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net income/loss. We reported a loss of EUR 1.0 million for the three months ended September 30, 2008, compared to a net income of EUR 0.5 million for the three months ended September 30, 2007. We attribute the change in net income in the period to the decrease in operating profit offset by increased income tax benefit.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Net sales. For the nine months ended September 30, 2008, we had net sales of EUR 15.0 million compared to net sales of EUR 18.9 million for the nine months ended September 30, 2007, a decrease of EUR 3.9 million.

DVD & Magazine sales decreased EUR 1.9 million to EUR 5.8 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Due to the weakening dollar3 and the restructuring of our web sites, Internet sales decreased EUR 0.2 million to EUR 3.3 million compared to the same period last year. Broadcasting sales decreased EUR 1.3 million, to EUR 4.5 million as a result of the absence of sales of EUR 2.0 million from a non-recurring title licensing deal for German speaking Europe in 2007 offset primarily by an increase in video on demand sales via IPTV. Wireless sales decreased EUR 0.5 million to EUR 1.4 million in the period as a result of a re-organization of content delivery structure. The re-organization was completed in the fall of 2008.

Going forward, we expect Internet, wireless and Broadcasting sales, in particular, to increase (see discussion under Outlook below).

Net sales in general were affected by changes in exchange rates. The nine-month average US dollar exchange rate for the period was 12% lower compared to the same period in 2007. This reduced all our sales in dollar by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the period. The balance sheet is translated at the period-end exchange rate.

Cost of Sales. Our cost of sales was EUR 10.3 million for the nine months ended September 30, 2008 compared to EUR 10.2 million for the nine months ended September 30, 2007, an increase of EUR 0.1 million.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 3.8 million for the nine months ended September 30, 2008 compared to EUR 4.0 million for the nine months ended September 30, 2007, a decrease of EUR 0.2 million. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 65% for the nine months ended September 30, 2008 compared to 51% in the same period last year. The increase was the result of an increase in sales volume sold at a lower average price as part of a program to reduce stock levels. Amortization of library was EUR 4.7 million for the nine months ended September 30, 2008 compared to EUR 5.0 million for the nine months ended September 30, 2007, which represents a decrease of EUR 0.3 million. Amortization of library

[3]	Our Internet sites collect a significant part of their sales from US customers.

does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. Internet, broadcasting and wireless cost was EUR 1.9 million for the nine months ended September 30, 2008 compared to EUR 1.2 million for the nine months ended September 30, 2007. Internet, broadcasting and wireless cost as a percentage of related sales in the period was 21% compared to 11% in the same period last year. The increase was primarily the result of increased internet cost.

Gross Profit. In the nine months ended September 30, 2008, we realized a gross profit of EUR 4.7 million, or 31% of net sales compared to EUR 8.7 million, or 46% of net sales for the nine months ended September 30, 2007. The decrease in gross profit was primarily the result of reduced sales and increased variable cost offset by decreased amortization of library.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 8.7 million for the nine months ended September 30, 2008 compared to EUR 9.3 million for the nine months ended September 30, 2007, a decrease of EUR 0.6 million. The decrease is the result of our restructuring plan, see discussion above.

Operating loss. We reported an operating loss of EUR 4.0 million for the nine months ended September 30, 2008 compared to an operating loss of EUR 0.6 million for the nine months ended September 30, 2007. The increase in operating loss of EUR 3.5 million was the result of the decrease in gross profit offset by the decrease in selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.2 million for the nine months ended September 30, 2008, compared to EUR 0.2 million for the nine months ended September 30, 2007.

Income tax benefit. We reported income tax benefit of EUR 1.4 million for the nine months ended September 30, 2008, compared to EUR 0.6 million for the nine months ended September 30, 2007. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net loss. We reported a loss of EUR 2.7 million for the nine months ended September 30, 2008, compared to EUR 0.1 million for the nine months ended September 30, 2007. We attribute the increase in loss in the period to increased operating loss offset by increased income tax benefit.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 16.6 million at September 30, 2008, a decrease of EUR 3.1 million compared to the year ended December 31, 2007. The decrease is attributable to a decrease in current assets offset by a decrease in current liabilities.

Operating Activities

Net cash provided by operating activities was EUR 4.8 million for the nine months ended September 30, 2008, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 2.7 million was adjusted to reconcile net income to net cash flows from operating activities with bad debt provision of EUR 0.2 million, amortization of other intangible assets of EUR 0.1 million, depreciation of EUR 0.8 million and amortization of photographs and videos of EUR 4.7 million making a total of EUR 5.8 million, providing a net balance of EUR 3.1 million. The total of EUR 3.1 million was added to by changes in trade accounts receivable, inventories and prepaid expenses and other current assets totaling EUR 3.8 million offset by EUR 1.7 million from accounts payable trade, related party receivable, income taxes payable and accrued other liabilities. Net cash provided by operating activities was EUR 5.5 million for the nine months ended September 30, 2007. The decrease in net cash provided by operating activities of EUR 0.7 million for the nine months ended September 30, 2008 compared to the same period last year was primarily the result of a decrease in cash from operating activities offset by an increase in cash related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 was EUR 4.4 million. The investing activities were principally capital expenditure of EUR 1.1 million and investment in library of photographs and videos of EUR 3.4 million, which was carried out in order to maintain the 2008 and 2009 release schedules. Net cash used in investing activities decreased EUR 1.9 million over the same period last year. The decrease is principally due to above average investment activity in library of photographs and videos in the nine month period ended September 30, 2007 and reduced investment in the same period 2008 as a result of our restructuring plan.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2008 was EUR 0.0 million, represented by repayments of EUR 0.3 million on short- and long-term borrowings offset by additions to short-term borrowings of EUR 0.3 million. Compared to the nine-month 2007 period, net cash used in financing activities was EUR 0.6 million lower.

Contractual obligations

During the nine-month period ended September 30, 2008, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2007.

Disputed contractual obligation

In 2001 Private borrowed $4.0 million from Commerzbank AG pursuant to a Note which bore interest at an annual rate of 7%, payable quarterly. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008.

In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private Common Stock.

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

Outlook

Going forward, we expect significant growth on our new media platforms, Internet, broadcasting and wireless. During the nine-month period ending September 30, 2008, our new media platforms were responsible for 62% percent of our revenues. Following is a discussion highlighting some of the important factors of our business going forward, see also Overview-Restructuring above.

Broadcasting

We are successfully implementing our new media strategy for IPTV and to date we have contracted with 35 major platform operators in 18 countries in Europe. Currently we have gained 75% coverage of European IPTV market4. Going forward, we expect to increase our market coverage in this rapidly expanding market, which compared to traditional pay-TV generates substantially higher sales per subscriber at a considerably better margin.

In relation to Private branded TV channels carrying our content in Europe and Latin America our partners Playboy TV Latin America and Playboy TV International continue to improve distribution. In Q1 2008, Playboy TV Latin America increased the distribution significantly in Brazil, Argentina and Central America. In addition, we partnered with New Frontier Media in 2007 for the exclusive distribution of Private branded content to the U.S. broadcast market including video-on-demand, pay-per-view, IPTV and television. New Frontier Media’s services reach over 139 million network homes. Going forward, we expect significant incremental video-on-demand coverage in the US.

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

Wireless—Adult Mobile Content

With respect to mobile content, we believe this market is still in its infancy. During 2007 the distribution of Private content increased by 67% and by the end of the year it was available to 906 million handsets in 36 countries via 86 operators. In 2008, we have been optimizing our content delivery network of aggregators in order to secure a more aggressive long-term growth. This has created periods of gap in distribution with several operators during, but in the fall of this year this process was completed and consequently we expect sales to increase significantly.

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

Internet

In the fourth quarter of 2008, we are launching 50 Internet niche sites aimed at diversifying our offering and increasing the proliferation of our content on the web alongside our flagship site, www.private.com. The niche sites form an important new network, delivering our content categorized according to genre and theme. The plan is to grow this network around three core sites to a total of over 100 niche sites in operation by the end of the first quarter of 2009. The sites are targeted to satisfy a variety of consumer interests with niche specific content sourced from our vast library and they are also offered to our affiliate network, www.privatecash.com. The niche site strategy is expected to generate significant incremental revenues and contribution to operating profit through substantially increasing shelf-space, traffic and conversion rates. In addition, it enables us to take advantage of additional up-selling and cross-selling opportunities. The new sites have been in development for over a year and are part of the ongoing evolution and growth of our global online diversification strategy.

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

DVDs & Magazines

As we further transition into global digital content delivery, DVD pricing and volume is being affected considerably and as a result the industry in general is experiencing a severe downturn in DVD sales. In view of the aforementioned, we continue to re-strategize our distribution of DVDs and Magazines to reduce any further negative impact of this downward DVD trend.

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

As our cash and cash equivalents and our borrowings are primarily at fixed rates of interest our market risk related to fluctuations in interest rates is limited. Accordingly, a one percentage change in market interest rates would not have a material impact on our results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds

Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the nine months ended September 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January, 2008	—	—	—	—
February, 2008	—	—	—	—
March, 2008	—	—	—	—
April, 2008	—	—	—	—
May, 2008	—	—	—	—
June, 2008	—	—	—	—
July, 2008	—	—	—	—
August, 2008	—	—	—	—
September, 2008	—	—	—	—

Total	—	—	—	—

Item 5. Other Information.

The Company entered into a binding Letter of Intent, effective November 10, 2008, to acquire the operations of GameLink and an affiliate of GameLink. The companies are engaged in the business of digital distribution of adult content delivered over the Internet. The acquisition is subject to execution of a definitive agreement and completion of due diligence by Private. The agreement calls for the sellers to receive approximately 8.5 million shares of Private Common Stock at the closing, most of which shares will be subject to a lockup agreement for one year from the closing. In addition the sellers will be entitled to receive up to an additional 4.6 million shares if the combined EBITDA of the digital media operations of Private and GameLink meet specified targets in 2009, 2010 and 2011. The agreement calls for the transaction to be completed by the end of 2008.

25

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: November 10, 2008	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer