Form 10-K
period 2008-12-31
PRIVATE MEDIA GROUP INC
filed 2009-04-15
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2008, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $37,758,840. The aggregate market value has been computed by reference to the last sales price of the common stock on June 30, 2008.

On March 27, 2009 the registrant had 62,114,802 shares of Common Stock outstanding.

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

THE COMPANY

OVERVIEW

Private Media Group, Inc., a US incorporated company, and its subsidiaries (together referred to hereinafter as “Private Media Group”, “Private”, “the Company” “we” or “us”) is a leading international provider of high quality adult media content for a wide range of media platforms. Any references in this report to Milcap Media Group refers to Milcap Media Group S.L.U.(Spain), and Milcap Media Limited refers to Milcap Media Limited (Cyprus).

Private Media Group, Inc. is incorporated in the State of Nevada. In accordance with Nevada law we maintain a registered office at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada. Our European headquarters are located at the offices of one of our principal operating subsidiaries, Milcap Media Group, S.L.U, whose address is Calle de la Marina 14-16, Floor 18, Suite D, 08005 Barcelona, Spain +34-93-620 80 90.

We acquire worldwide rights to still photography and motion pictures tailored to our specifications from independent producers/directors and process these images into products suitable for popular media formats such as print publications, DVDs and electronic media content for Internet, mobile and broadcasting distribution. We distribute our adult media content directly, and through a network of local affiliates and independent distributors, through multiple channels, including (1) newsstands, video rental stores, travel retail and adult bookstores, (2) mail order catalogues, (3) IPTV (Internet Protocol Television), cable, satellite and hotel television programming, (4) over the Internet via proprietary websites and broadband delivery services and (5) wireless telephony. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties. In the fiscal year ended December 31, 2008, we had net sales of EUR 19.7 million and a net loss of EUR 5.2 million.

Our business was founded in 1965 and achieved initial success through our flagship publication, Private, the first full color, hard-core sex publication in the world. Today, we produce two X-rated periodical magazines: Private and Private Sex. As of December 31, 2008, we had compiled a digital archive of more than two million photographs and all of our 535 issues of print publications. Approximately 50,000 copies of our print publications are distributed each month at an average retail price of approximately Euro 11.50.

Since 1992, we have also acquired, processed and distributed adult motion picture entertainment. We acquire worldwide rights to motion pictures that meet our exacting standards for entertainment content and production value from independent producers/directors, either under exclusive contracts or on a freelance basis. We then edit and process these motion pictures to ensure consistent image quality and prepare and customize them for distribution in several formats, including DVDs, broadcasting, which includes IPTV, cable, satellite and hotel television programming, and the Internet. Our proprietary motion pictures and those produced by joint ventures in which we participate have received more than 180 industry awards since 1994, evidencing our success in setting high quality standards for our industry. As of December 31, 2008, our movie library contained 1,268 titles. We expect to add more than 50 titles in 2009.

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

On January 20, 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over 10,000 users daily. Including 60,000 video titles, GameLink has the largest library of digital and physical adult media and novelties in the United States

We operate in a highly regulated industry. This requires us to be socially aware and sensitive to government strictures, including laws and regulations designed to protect minors and to prohibit the distribution of obscene material. We take great care to comply with all applicable governmental laws and regulations in each jurisdiction where we conduct business. Moreover, we do not knowingly engage the services of any business or individual, including producers/directors,that does not adhere to the same standards. Since 1965, we have never been held to have violated any laws or regulations regarding obscenity or the protection of minors.

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

Market Opportunity

Demand for adult entertainment products has grown substantially during the past decades. We believe that two principal factors are driving growth in our industry: the relaxation of social and legal restrictions on distribution of adult entertainment products and new technologies that facilitate the distribution of high quality adult media content to consumers in the privacy of their own homes. As a result of liberalized regulation of adult entertainment products, we now distribute our products in physical form in more than 40 countries worldwide with an aggregate current population of 1.1 billion, as compared to six European countries with a population of 144 million when the current management took over in 1991. We expect this liberalizing trend to continue.

The proliferation of easy to use electronic equipment, such as DVD players, which allow consumers to view high quality video products in the privacy of their home, has boosted demand for adult media content compatible with these formats. For example, DVD players have been adopted by consumers faster than any other electronic device ever, including the cell phone and personal computer.

Also, the evolution of the Internet as a channel of commerce and content distribution has stimulated additional demand for adult media content. In addition, advances in cable, satellite and hotel communications systems furnish another channel for the delivery of media content, including adult entertainment, into private homes, hotels and businesses.

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

Our Competitive Strengths

We believe the following strengths, among others, will enable us to exploit the growing global market for adult entertainment:

Extensive library of high quality adult media content

We have an extensive library of high quality adult media content. As of December 31, 2008, our library included still photographs developed for more than 500 back-issues of magazines and 1,000 movie titles. We hold exclusive worldwide rights to this entire content archive. This has enabled us to enter into distribution arrangements with a wide range of media content platforms, including leading international telecoms and broadcasting companies. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. Our video archive is now also stored in rich media digital format, which can be converted into any known file format. We believe that this electronic archive constitutes one of the largest libraries of high quality adult media content in the world.

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

Established market position and distribution network

We have access to a well-established worldwide distribution network which has been built up over the past 40 years, including some 250,000 points of sale in over 40 countries as of December 31, 2008. In many markets, we believe that our established presence hinders our competitors’ ability to break into the market. In some cases, exclusive distribution agreements improve our market position further. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. In electronic media categories, we have entered into strategic alliances with a number of leading international service providers. In addition, we have assembled an internal team of Internet specialists to maintain and improve our Internet infrastructure and electronic products and services. In January 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliate, companies engaged in digital distribution of adult content over the Internet and eCommerce development. We believe that our broad, multi-format distribution network affords our customers convenient access to high quality adult media content in the format of their choice.

Flexible operating structure and access to capital

We acquire adult media content from third-party producers/directors on a project basis. This approach gives us substantial flexibility in terms of production volume and delivery time, significantly reduces our fixed production overhead and largely eliminates the risk to us of cost overruns in production. Because of our multiple product and service formats and broad distribution network, we can afford to hire top directors in the industry, which we believe results in a higher quality product for our customers. Similarly, we reduce our fixed processing costs by outsourcing editing and duplication functions for most of our products, although we retain oversight of the overall production process for cost and quality control purposes. As a public company with access to the capital markets we believe that we will have sufficient financial resources to increase our production and grow through acquisitions without sacrificing our high quality standards. However, we cannot guarantee that funds will be available from the capital markets when needed.

Experienced professional management

Our management team has extensive experience in the acquisition and distribution of adult media content and in general business administration. Berth H. Milton, our Chairman of the Board and Chief Executive Officer, has extensive knowledge of our industry and has successfully founded and developed other profitable businesses. Other members of our management team have broad expertise in content acquisition, sales and marketing, technology and finance, and have contributed to our record of growth in our core business and in acquiring and integrating companies in related businesses.

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

To be able to deliver our entire movie library, including metadata, via any new format in order to facilitate distribution and provide unparalleled service. We have developed an extensive library of motion pictures and other pictorial content. Until recently, this library was archived on a master print, which would allow duplication in traditional media. New forms of electronic distribution provide us with an opportunity to use this content by distributing it through new forms of media, such as, Internet broadband, IPTV broadcasting and wireless devices.

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

Our Principal Products and Markets

Movie Productions

Since 1992, we have acquired and distributed adult motion picture entertainment. These productions generally feature men and women in a variety of erotic and sexual situations, in hardcore and softcore versions. We maintain the ownership and copyrights of every movie we acquire. We expect to release more than 50 movie titles in 2009, with distribution through our worldwide network. As of December 31, 2008, our movie library contained 1,170 movie titles. These products are sold by both traditional and technologically advanced distributors, and wholesalers worldwide. Distributors include national video store and newsstand distribution networks, and Internet, IPTV, cable, satellite, mobile telephone network and hotel television operators.

Internet

We launched our first Internet website, private.com, in 1997. We now own a number of sites directed at specific customer bases, including privatespeed.com and private.com/shop. In January 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliate, companies engaged in digital distribution of adult content over the Internet and eCommerce development. We also generate incremental sales by licensing our trademarks and proprietary adult media content for use on the websites of other companies.

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

Magazine Publications

We are the publisher of Private, an international X-rated magazine. Private was founded in 1965, and was the first full color, hardcore sex publication in the world. Today, we produce two X-rated magazines which are released bi-monthly: Private, and Private Sex. We distribute these magazines through newsstands and other retail outlets.

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

On May 30, 2003 we acquired certain assets, including governmental film board approvals and distribution rights from its former Canadian distributor, Software Entertainment Ltd. In exchange for Euro 0.7 million.

On November 26, 2003 we entered into an Asset Purchase Agreement to acquire certain intangible assets from International Film Production and Distribution Limited, including certain rights and distribution and licensing agreements. The transaction closed on November 28, 2003. The consideration for the transaction was Euro 2.5 million.

On January 20, 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliate, companies engaged in digital distribution of adult content over the Internet and eCommerce development. The consideration for the transaction consisted of 8,534,309 shares of common stock, plus up to an additional 4,595,397 shares of common stock if the combined EBITDA of the digital media operations of Private (including Game Link) meet specified targets in 2009, 2010 and 2011.

INDUSTRY OVERVIEW

The adult entertainment industry has evolved rapidly during the past decades. In spite of often intense political campaigning, there has been a general trend towards wider acceptance of adult entertainment content among the general public and mainstream media channels. New technologies have lowered costs and changed the way in which adult content is produced, distributed and viewed. Lower costs, in particular, have lowered barriers to entry and increased competition in the adult entertainment industry. The trend toward wider acceptance of sexually-explicit material and ongoing technological developments has created a large and growing global market for adult content.

Historically, the adult entertainment industry has attracted a considerable level of government and regulatory attention primarily due to obscenity, which has led to limitations on either the explicitness of content or the availability. Traditionally, to view adult material, consumers were required to purchase movies in a public environment or to go to an adult movie theatre or peepshow.

Through a process of evolution rather than revolution the adult entertainment industry has become more acceptable over time, with a relaxation of the regulations and guidelines governing the industry. For example, in the United Kingdom, one of Europe’s more restrictive countries with respect to adult entertainment, there has been a gradual relaxation of what is suitable for public viewing. The British Board of Film Classification, BBFC, has introduced the ‘R18’ category, allowing distribution of hardcore adult videos through licensed sex shops for the first time.

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

The production and distribution of adult media content is very competitive. Hundreds of companies are now producing and distributing movies to wholesalers and retailers, as well as directly to consumers. The low cost of high quality digital video cameras and equipment has significantly lowered the barrier to entry for production of adult media content. According to Adult Video News, annual worldwide release of adult movie titles peaked at 25,000 and is currently at 11,000 of which 4000 in US alone vs. 500 mainstream movies produced by Hollywood. The bulk of this production is represented by low quality, amateur productions, made for only a few thousand dollars, as opposed to the larger, professionally produced movies with high production values. Around 20 major producers, such as Private Media Group, Vivid, Video Company of America and Hustler Video, release most high budget adult movies. See “Business-Competition.” In addition, because it costs as little as $5,000 to establish an Internet presence, there is significant competition among distributors of adult media content over the Internet. The proliferation of websites distributing adult media content has itself fueled a greater and ongoing demand for the creation and licensing of new adult media content.

We believe that the U.S. adult entertainment market exceeds $12 billion annually. This covers memberships and subscriptions, Internet, escort services, magazines, sex clubs, telephone sex lines, IPTV, cable and satellite pay-per-view and video-on-demand programming, adult videos and toys and other related products and services.

DVDs

According to figures compiled by the DEG (Digital Entertainment Group - US) based on data from Consumer Electronics Association (CEA) retailers and manufacturers, an estimated 25 million DVD players were sold to U.S. consumers in 2008. Since launch in spring 1997, some 264 million DVD players, including set-top and portable DVD players, Home-Theater-in-a-Box systems,

TV/DVD and DVD/VCR combination players, have been sold to consumers, bringing the number of DVD households to approximately 92 million (adjusting for households with more than one player). The DEG estimates that 63.5 percent of DVD owners have more than one player. Total consumer spending on home video in the US, including DVD/VHS - rental/sell through, has gone from $14.0 billion in 2000 to $22 billion in 2008.

In 2006, total sales and rentals of adult videos and DVDs in the United States were approximately $ 3.35 billion according to Adult Video News estimates.

Broadcasting

General growth in the PPV/VOD market in the US and Western Europe is expected to result in part from cable system digitization upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators are shifting from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS (Digital Broadcast Satellite) providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). Cable operators are also using their upgraded plants to provide their digital customers with VOD (Video-On-Demand) services. For the most part, the appeal of VOD to adult video consumers is no different than it is to consumers of other genres: VOD gives subscribers the opportunity to purchase movies impulsively, and the ability to watch movies exactly when, where and as often as they want. However, the ability to pause, rewind and fast-forward a VOD program – essentially mimicking the functionality of a DVD – may hold even more appeal for adult video consumers. In addition, broadband pipes and Internet protocol are allowing video-delivery upstarts to challenge cable players in the digital on-demand arena. IPTV2-based video-on-demand (IP-VOD), while still an emerging market, is beginning to gain traction and its potential is huge. Although IP-VOD is still in its absolute infancy and VOD via cable is the default delivery pipe at the moment, it is interesting to note that forecasts3 see the global number of IPTV subscribers grow from 20.4 million in 2008 to 89.1 million in 2012.

In response to the development and rollout of IPTV and cable based TVOD, the Company is aggressively targeting all major TVOD platforms and we are currently in the process of rolling out our content on a large majority of platforms in Europe.

Adult services will serve as an important ‘driver’ to cable and IPTV systems in their efforts to attract subscribers to digital services, including VOD. In 2006, adult content sales represented 30% of all on-demand type of service revenue in the United States, according to SNL Kagan.

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

According to Global IPTV Forecasts made by MRG (Multimedia Research Group, Inc.), Europe continues to be the biggest market for IPTV, with France significantly leading the growth projections through its principal telcos. The number of IPTV subscribers in Europe is forecasted to grow from approximately 6.4 million in 2007 to 36.4 million in 2012, a compound annual growth rate of 42 percent. At present, a large majority of all new IPTV platforms include adult entertainment in their VOD offering and we have contracted with operators covering more than 70% of European IPTV subscribers.

2	IPTV (Internet Protocol Television) describes a system where a digital television service is using the Internet Protocol via broadband.
3	MRG, Inc. ☐ IPTV Global Forecast –2008 to 2012, Semiannual IPTV Global Forecast, October 2008.
4	Strategy Analytics - Digital TV Subscriber Market Forecast Data - Western Europe Aug 2006

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

The use of the Internet for viewing adult media content has increased significantly. Broadband Internet access is transforming the way that millions of consumers use and pay for news, entertainment, music and other media. Consumers use their Internet high-speed, always-on broadband connections to access and pay for entertainment content, including adult content, and services. During the 12 months ended December 31, 2008, global broadband subscriptions were estimated to have grown by 14% to 411 million5.

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

5	Point Topic Ltd’s (UK) World Broadband Statistics Q4/08.

VIDEO

Production

In 1992, we began releasing movies under the Private label. Our adult movies are in genres similar to our magazines and books under the titles listed in the table below. Normally, we spend between $ 50,000 and $ 150,000 per acquired movie. This amount excludes the computation of the post-production, master production, duplication and distribution costs. Generally, Milcap Media Group creates and designs all artwork for promotional items and packaging and contracts for printing services. Since 1999 all DVDs have been duplicated by independent laboratories. A number of our labels, including Private Gold, Private Black Label, Private Movies, The Private Life of… and Private Tropical are released on a monthly or bimonthly basis.

We finance all the adult movies we acquire, and we contract with third-party movie producers on a flat fee basis. We have entered into agreements with some movie directors under which they have agreed to provide their services to us on an exclusive basis, generally for a period of one to three years. All producers assume production costs and obligations, including among other things, the delivery of rights, model releases and all production and performers related paperwork. The free lance producers deliver the movies on digital masters to us. Digital Masters are customized, dubbed, sub-titled and duplicated by our subsidiary Peach Entertainment Distribution and from there they are sent to different distributors and DVD duplication centers. Some distributors receive a master directly and do their own duplication. All marketing material and artwork for video covers is created at Milcap Media Group.

As of December 31, 2008, our movie library contained 1,268 movie titles. During 2009, we expect the total to increase by more than 50 titles. Almost all titles are available on DVD. We presently market our DVDs in over 40 countries.

MOVIE LIBRARY	As of December 31,
	2008	2007
Title	Nº of Titles	Nº of Titles
Amanda’s Private Diary	5	5
Best - End of Year	12	11
Best of by Private	98	80
Bukkakke	7	7
Cum on my face	7	7
Phantom Seducer	2	2
Gaia	6	6
Horny Housewives	9	9
Ionie Luvecoxxx	20	20
Mansize	13	13
Peepshow Special	12	12
Pirate Fetish Machine	32	30
Pirate Video	12	12
Pirate Video de Luxe	16	16
Private Auditions	10	2
Private Black Label	56	56
Private Blockbuster	4	1
Private Castings	53	53
Private Festish	4	—
Private Films	28	28
Private Gold	101	96
Private Interactive	1	1
Private Lesbian	9	3
Private Lust Treasures	9	9

MOVIE LIBRARY	As of December 31,
	2008	2007
Title	Nº of Titles	Nº of Titles
Private Man	14	14
Private Man - Stars	12	12
Private Movies	47	40
Private Porn Vacation	3	3
Private Reality Video	26	26
Private Specials	12	1
Private Sports	12	12
Private Stories	27	27
Private Superf*ckers	12	12
Private Exotic	4	3
Private Tropical	34	34
Private Video Magazine	26	26
Private X-Treme	37	37
Private XXX	39	38
Private-Ninn	4	4
Private-Penthouse Movies	12	12
The Best of the Year	12	12
The Matador Series	15	15
The Private Adventures of Pierre Woodman	10	10
The Private Life of	55	48
The Private Story of	9	9
Triple X Files	12	12
Triple X Video	32	32
Virtualia	6	6
When Pornstars Play	6	6
Erotica (soft titles)	264	240

Total	1,268	1,170

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

We have entered into distribution agreements in over 40 countries. Under these distribution agreements, and according to the territory, one of our subsidiaries, Peach Entertainment Distribution or Milcap Media Group, agrees to provide a specific minimum number of new titles each month during the term of the agreement, and a licensee normally serves as the exclusive distributor throughout its own country or language territory. Under the various distribution agreements, licensees are normally required to purchase a minimum number of units for each monthly period during the term of the agreement. In countries such as Germany, we have expanded our relationships with our national distributor by entering into exclusive multi-year, multi-product output agreements. In countries such as the Benelux countries and Spain, we have established local subsidiaries for the purpose of owning or controlling local distribution. In general, however, we believe that national distribution agreements enable us to have an ongoing branded presence in international markets and to generate higher and more consistent revenues, than we could achieve selling directly to retailers.

Broadcasting

Cable and satellite television has brought adult media content into the privacy of the home. Technological developments, in particular the evolution of digital broadcasting, has not only increased the number of channels that can be delivered directly to the home via satellite (DTH or DBS), IPTV and cable, but has also led to the development of on-demand technologies such as Video On Demand (VOD) and Near Video On Demand (NVOD). The development of these services is benefiting the adult entertainment industry by providing a greater number of special interest channels allowing platform providers to target niche audience and also provide premium tier, Pay-Per-View (PPV) and subscription services.

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

The Private Gold channel was originally launched in Europe under an exclusive joint venture agreement with IFPD. As mentioned above, the Company later acquired the channel name and continued licensing it to an affiliate company of IFPD for a fixed fee. By the end of 2005, Private Gold had become the leading Adult Pay-TV channel in Europe and was distributed via satellite and cable in 25 countries in the region. In November 2005 the agreement with IFPD expired and the Company and Playboy TV International signed a five-year agreement to merge their two adult pay-TV channels, Private Gold and Spice Platinum, and thereby consolidating theirs market leadership in Europe. The new channel was launched under the name of Private Spice and under the terms of the agreement, Playboy TV International is operating, distributing and marketing the new channel and Private provides content, brand and marketing support. Prior to the merging of the two channels, Spice Platinum had rapidly become one of Europe’s most sought after and fastest growing premium adult networks reaching in over 15 countries. In May 2006, the Private Spice Channel was launched in Europe and the new channel makes available unique and proprietary quality content, offering flexible language tailoring and market localization and platforms are be able to offer their viewers a unique channel developed and serviced by the world’s leading adult television brands, while ensuring professional reliability and continuity. Since launching, the channel has been extremely successful and channel revenue for the six months ending December 2007 increased by 35% compared to the same period in 2006.

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

IPTV driven Video-on-Demand

While European broadband users are signing up for IPTV services in the hundreds of thousands each month, making Europe the biggest and fastest growing IPTV region in the world6, we have successfully implemented part of our new media strategy and contracted for supplying content for TVOD7 services to a total of 36 major platform operators in 18 countries in the region. During 2008 the European IPTV market grew by 50% to 11.3 million IPTV subscribers and by the end of the year we had gained more than 70% coverage with over 8.9 million subscribers. We expect this new broadcasting business to be main driver behind our future growth. Not only is this a rapidly expanding new business, but also a high-margin distribution channel with no additional investment requirements.

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

WIRELESS – MOBILE CONTENT

We generate revenues from wireless deals both on and off portal. Our ability to effectively use and re-use our content creates a high-margin business model for wireless since distribution costs are almost non-existent. The market currently consist of SMS, games and rich-media mobile downloads including; MMS, wallpapers, screensavers, video clips and video streaming. During 2008, the distribution of Private content continued to increase and by the end of the year it was available to more than 900 million handsets in 51 countries though 91 mobile operators. The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. Furthermore, Mobile TV, increased penetration of 3G handsets and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2009 and beyond8.

6	According to Global IPTV Forecasts made by MRG (Multimedia Research Group, Inc.), the number of global IPTV subscribers is estimated to grow from 13.5 million in 2007 to 92.8 million in 2012, a compound annual growth rate of 47 percent. Europe continues to be the biggest market for IPTV, with France significantly leading the growth projections through its principal telcos. The number of IPTV subscribers in Europe is forecasted to grow from approximately 6.4 million in 2007 to 36.4 million in 2012, a compound annual growth rate of 42 percent.
7	True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.
8	Juniper Research estimates in its white paper Adult Content in the Palm of Your Hand (November 2007) that the global mobile adult content market will increase from US$1.7 billion in 2007 to just over US$4.6 billion by 2012.

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

INTERNET SERVICES

Overview

Private Media Group’s Internet team has combined its extensive media library with the most advanced technology to take advantage of the growth of Internet access and new distribution methods. Private has developed several key product offerings which include a subscription based service, broadband video on demand sites, live sex chat service, adult personals, DVD rental service, and e-commerce shop. In January 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliate, companies engaged in digital distribution of adult content over the Internet and eCommerce development.

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

Private Shop (www.private.com/shop) offers a complete catalogue of Private products including Private videos and magazines, and adult toys available for purchase or downloading online. The site provides free pictures and free video clips to those who register with the shop. The site is built upon an extensive technical platform that utilizes real-time, secure transaction processing. In addition, the Shop is available in multi-lingual format and currency options based on a user’s locale. In 2008, the average order value was US$105.

GameLink.com. On January 20, 2009 we expanded our Internet operations through the acquisition of the company Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over 10,000 users daily. Including 60,000 video titles, GameLink has the largest library of digital and physical adult media and novelties in the United States. The Company offers VOD in multiple media formats including streaming and downloads to computers and iPhones. GameLink’s infrastructure is the most robust in the industry and is highly flexible, customizable and scalable designed to support multiple retail strategies and products simultaneously. Additionally, through its related companies, GameLink offers third-party and white-label ecommerce solutions and development. For the year ended 2008 Gamelink and its affiliates reported net sales of USD 16.4 million.

The acquisition of GameLink is a significant development that will substantially contribute to our growth, while creating economies of scale. We have been establishing our digital strategy for the last year, and concluded that the combination of Private with a major online retailer and accomplished platform developer is the approach to achieving our goals in the rapidly changing business landscape. The combined content assets of Private and core competencies of GameLink offer a compelling new business model. We will be expanding our joint internet strategies globally with new formats and applications to be launched in 2009. Additionally, we will be developing improved interactive functionality for new media platforms such as IPTV and mobile, and maximizing our content monetization with the existing vast Private library as well as aggregation of select international studios offering a wide range of content and genres for all platform needs. With this expanded digital strategic focus we will be announcing a variety of compelling new initiatives during 2009.

MAGAZINE PUBLICATIONS

Our publishing operations include the publication of the adult magazines identified in the table below, special editions consisting of previously published material and occasional newsstand specials, calendars and paperback books. All of these magazines, together with local editions, are printed under various trade names and are distributed in over 40 countries. Our magazines feature pictures of men and women engaged in erotic and sexually explicit situations. During 2008 we distributed approximately 50,000 copies of our print publications per month at an average retail price of approximately (Euro) 11.50. Our current publications are Private, and Private Sex .

MAGAZINE LIBRARY	As of December 31,
	2008	2007
Title	Nº of Issues	Nº of Issues
Private	210	204
Pirate	111	106
Triple-X	85	80
Private Sex	75	70
Private Man	4	4
Mansize	4	4
Special Editions	30	30
Best of Private (Book)	15	15
Special Editions (Book)	1	1

Total	535	514

	Quantities of Magazines Produced (Printed, not sold)
Title	2008	2007
Private	211,931	223,200
Pirate	93,913	147,240
Triple-X	72,948	120,790
Private Sex	114,467	131,288
Special Editions	—	—

Total	493,259	622,518

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

All of our publications are printed by independent third parties. We have a longstanding relationship with several printers in Spain We believe that generally there is an adequate supply of printing services available to us at competitive prices, should the need for an alternative printer arise. All of our content acquisition and printing activities are coordinated through our operating facility maintained by our wholly owned subsidiary, Milcap Media Group.

Circulation

Our magazines have historically generated most of their revenues from firm sales distribution. However, during the past years distributors with rights to return has come to represent more than 50% of the distribution of our production. Single copy retail sales normally occur in adult book stores and newsstands. Newsstand retail sales are permitted in most of Europe and we distribute our magazines to newsstands in: Norway, Sweden, Finland, Denmark, the Netherlands, Germany, Austria, Switzerland, Belgium, France, Italy, Portugal and Spain.

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

Although we believe our magazines and videos are well-established in the adult entertainment industry, we compete with entities selling adult oriented products via any type of distribution network, including the Internet. Many of these products are similar to ours. Over the past few years, the adult entertainment industry has undergone significant change. Traditional producers of softcore content as well as mainstream providers of media content have shifted to producing hardcore content. As a result, we face greater competition to distribute hardcore content. This shift has also led to industry consolidation, creating fewer, more financially formidable competitors.

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

Our primary competitors in the movie industry are adult motion picture studios, with in-house production and post-production capabilities. These include U.S. producers such as Video Company of America, Hustler, Vivid Film, Wicked Pictures and Evil Angel Productions. Some competitors are smaller, but locally or regionally they are capable of quickly identifying niche markets that could compete for our customers. In addition, we also compete with other forms of media, including broadcast, cable and satellite television, direct marketing, electronic media and adult entertainment websites.

Broadcasting

The distribution of adult movies on cable and satellite television systems and hotel pay-per-view systems is highly competitive. Competition in this area is increasing in line with increasing consumer demand for hardcore adult entertainment generally. Our strongest geographical market position for cable and television and distribution is in Europe and Latin America, with the channels, Private Spice and Private Gold, and licensing arrangements with established European television networks, such as Canal+ and SKY Italy, and IPTV platforms operated by international telcos.

In licensing, we experience competition from our DVD competitors. Our position in U.S. markets is not well established, and competition in this market is strong.

Internet

The Internet market for adult oriented content has expanded dramatically over the past years. Because it costs as little as $5,000 to establish an Internet presence, there is significant competition among distributors of adult media content over the Internet. There are numerous adult media content websites competing with ours, some of which are operated by companies that possess global distribution, broadcasting and branding. Historically pay sites have contained most of the adult media content on the Internet, but recently “tube” sites, offering free content, have become a serious threat to both the Internet and DVD distribution of adult entertainment.

EMPLOYEES

As of December 31, 2006, 2007 and 2008 we employed 137, 123 and 97 people, respectively. Our employees in Spain are represented by two labor unions and we have never experienced a work stoppage. We believe that we have a good relationship with our employees.

GOVERNMENT REGULATION

We operate in a highly regulated industry. This requires us to be socially aware and sensitive to government strictures, including laws and regulations designed to protect minors or which prohibit the distribution of obscene material. We take great care to comply with all applicable governmental laws and regulations in each jurisdiction where we conduct business. Moreover, we do not knowingly engage the services of any business or individual, including producers/directors, that does not adhere to the same standards. Since 1965, we have never been held to have violated any laws or regulations regarding obscenity or the protection of minors.

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

The Classification and Rating Administration of the Motion Picture Association of America, MPAA, a motion picture industry trade association, assigns ratings for age group suitability for theatrical and home video distribution of motion pictures. Submission of a motion picture to the MPAA for rating is voluntary, and we do not submit our motion pictures to the MPAA for review. However, with the exception of several titles which have been re-edited for cable television, most of the movies distributed by us, if so rated, would most likely fall into the NC-17—No Children Under 17 Admitted rating category because of their depiction of nudity and sexually explicit content.

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

As indicated above, all of our products are all in compliance with 18 U.S.C. Section 2257 and all models performing in our productions are 18 years of age or older. We specifically require compliance from the third-party producers/directors to which we acquire our contents.

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

We outsource our production and distribution. We acquire still photography and motion pictures from independent producers/directors and we rely on third-party distributors to deliver our products to end-users through multiple distribution channels, including newsstands, the Internet and broadcasting. Our relationship with such producers/directors and distributors is contractually based. We cannot guarantee that our contracts with directors will be fulfilled or that we will enter into new ones, in which case we may not have adequate content for our magazines and movies. Also, we cannot guarantee that our contracts with distributors will be renewed, in which case we may not be able to sell new products through some or all channels or into some countries. Failure to secure new production contracts, to secure the fulfillment of current contracts or to maintain our current distribution contracts could have a material adverse effect on our business, results of operations and financial condition.

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

Enforcement of civil liabilities against Private Media Group and its management may be difficult. Private Media Group, Inc. is a corporation organized under the laws of the State of Nevada. Our agent for service of process in the United States is Gateway Enterprises, Inc., whose address is 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121. Presently, most of our directors and officers reside outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon them or to enforce, in courts outside the United States, judgments against these persons obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws. In addition, since a substantial portion of our assets are located outside the United States, a judgment obtained in the United States against us may not be fully collectible within the United States.

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

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. We are authorized to issue 110,000,000 shares of our capital stock, consisting of 100,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. At March 27, 2009, 62,114,802 shares of our common stock and no shares of our preferred stock were issued and outstanding. In connection with our acquisition of Game Link, LLC and its affiliate on January 20, 2009, 8,534,308 shares of our common stock were issued and up to 4,595,397 shares of our common stock are issuable in the future. In addition, approximately 1,888,920 shares of our common stock were issuable upon the exercise of options or warrants.

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

Private Media Group maintains an office in the United States at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121.

Since October 2007, Milcap Media Group leases office space in Torre MAPFRE, located at Calle de la Marina 14-16, 08005 Barcelona, Spain, for a term of five years. Average monthly base rental expense is approximately $40,000. The office space is currently used primarily by our departments providing marketing and administration services to the group. In addition, the office space serves as the European headquarters of Private Media Group, Inc. The lease also requires us to pay our proportionate share of the building’s real estate taxes and operating expenses.

In January 2008 Milcap Media Group partly renewed the lease for office space in the building located at Carretera de Rubi 22, 08173 Sant Cugat del Valles, Barcelona, Spain for a further term of five years. Average monthly base rental expense is approximately $ 29,000. The building is currently used by our operating departments engaged in providing distribution, production and post production services for the group. In addition, Milcap Media Group leases warehouse space also located on Carretera de Rubi. The lease expires upon six months notice and the average monthly base rental expense is approximately $ 23,000. We recognize the rent expense on a straight-line basis over the term of the leases. The leases also require us to pay our proportionate share of the building’s real estate taxes and operating expenses.

In connection with the acquisition of Game Link LLC by the Company, we entered into a lease of an approximately 10,000 square feet building used by Game Link in San Francisco, California. The lease extends through December 31, 2011, has a base rent of $13,620 per month, and provides for Game Link to be responsible for property taxes and maintenance expenses during the term of the lease.

Currently, in addition to Barcelona, Spain, and San Francisco, California, the group’s subsidiaries lease office space in Sweden, Stockholm and Montreal, Canada.

ITEM 3.	LEGAL PROCEEDINGS

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The Company is of the view that no permanent establishment is at hand in Sweden. However, the Administrative Court of Appeal has finally decided that a permanent establishment is at hand. The litigation is, however, still going on and the purpose is to finally decide the amounts to be attributed to the permanent establishment and thus being taxed in Sweden. In February 2009, the County Administrative Court reduced the assessment for the tax years 1995-1998 to a total amount of SEK 12,600,000 (approx. EUR 1.1 million) plus fines amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest. However, as a matter of fact the tax claim on the Company has been extinguished according to Administrative Law. Only the claim related to the tax fine amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest is valid. The Company has appealed the decision to the Administrative Court of Appeal. The final outcome of this litigation will not be known for several years. Due to the fact that the final outcome of this matter is still uncertain, and the relatively minor claim now at stake, no amounts have been provided in the Company’s financial statements for this dispute.

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

Our 2008 Annual Meeting of Shareholders was held on December 15, 2008. At the Annual Meeting each of our five nominees was elected to serve as a director until the next Annual Meeting of Shareholders. The election results were as follows:

Election of Five Directors:

Name	For	Withheld
Berth H. Milton	40,341,163	1,249,549
Bo Rodebrant	41,546,473	44,239
Lluis Torralba	41,546,473	44,239
Johan G. Carlberg	41,546,635	44,077
Daniel Sánchez	41,546,574	44,138

No other matter was submitted to a vote at the 2008 Annual Meeting.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal 2008:
First Quarter	$2.18	$1.28
Second Quarter	$2.86	$1.22
Third Quarter	$1.65	$0.12
Fourth Quarter	$1.95	$1.01

Fiscal 2007:
First Quarter	$4.02	$1.98
Second Quarter	$2.80	$1.96
Third Quarter	$2.30	$1.57
Fourth Quarter	$3.80	$1.47

On March 27, 2009, the last sales price reported on the NASDAQ Stock Market was $ 1.20. On October 20, 2008, there were 88 shareholders of record and approximately 1,769 beneficial owners of our common stock.

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

Sale of Unregistered Securities in the Fourth Quarter of 2008

During the three months ending December 31, 2008, the Company did not issue any unregistered securities.

Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the five fiscal years in (a) the total shareholder return on common stock of Private Media Group, Inc. with (b) the total return on the Standard & Poors SmallCap 600 index and (c) the total return on a peer group. The Standard & Poor’s SmallCap 600 index covers approximately 3% of the US domestic equities market and includes a total of 600 companies with a market capitalization ranging from $20 million to $2.3 billion. The average market capitalization per company is approximately $540 million. The peer group is an index weighted by the relative market capitalization of the following two companies, which were selected for being in an industry related to that of Private Media Group, Inc. (provider of adult content). The companies are Playboy and New Frontier Media. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of Private Media Group, Inc. common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (*)

	2003	2004	2005	2006	2007	2008
Private Media Group, Inc.	100	196	112	186	100	57
S&P SmallCap 600 Index	100	122	130	148	146	99
Peer Group	100	79	81	77	57	15

(*)	$ 100 invested on December 31, 2003 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

The following table presents selected consolidated financial information for the five years ended December 31, 2008. The selected financial information has been derived from our audited consolidated financial statements. This selected consolidated financial information should be read along with our historical consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or appearing elsewhere in this Report.

	Years ended December 31,
	2008	2008	2007	2006	2005	2004
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Statement of Income Data:
Net sales	27,315	19,667	24,990	29,197	27,771	35,612
Cost of sales	18,758	13,505	12,305	14,144	14,597	19,198

Gross Profit	8,557	6,161	12,685	15,053	13,175	16,415
Selling, general and administrative expenses	18,140	13,061	13,599	14,043	14,430	17,976
Gain on sale of building	—	—	—	—	1,279	—

Operating income (loss)	(9,583)	(6,900)	(914)	1,010	24	(1,561)
Interest expense	449	323	272	583	742	768
Interest income	357	257	275	230	234	165

Income (loss) before income taxes	(9,674)	(6,965)	(911)	657	(484)	(2,164)
Income taxes (benefit) from continuing operations	(2,468)	(1,777)	(506)	(473)	(548)	(1,327)

Income (loss) from continuing operations	(7,206)	(5,188)	(405)	1,130	60	(837)
Discontinued operations:
Loss from discontinued operations	—	—	—	(902)	(22)	—
Income tax (benefit)	—	—	—	(251)	(8)	—

Loss on discontinued operations	—	—	—	(651)	(14)	—
Net income (loss)	(7,206)	(5,188)	(405)	479	50	(837)

Other Comprehensive Income:
Foreign currency translation adjustments	(1,332)	(959)	(224)	(124)	(626)	(318)

Comprehensive income	(8,538)	(6,147)	(629)	355	(576)	(1,155)
Income (loss) applicable to common shareholders	(7,206)	(5,188)	(405)	479	50	(1,155)

Weighted average of shares outstanding:
Basic	53,580,494	53,580,494	53,202,364	52,858,131	51,720,180	50,136,203
Diluted	N/A	N/A	N/A	53,483,094	53,155,311	N/A
Basic income (loss) per share from continuing operations	(0.13)	(0.10)	(0.01)	0.02	0.00	(0.02)

Fully diluted income (loss) per share from continuing operations	(0.13)	(0.10)	(0.01)	0.02	0.00	(0.02)

Basic income (loss) per share from discontinued operations	—	—	—	(0.01)	0.00	—

Fully diluted income (loss) per share from discontinued operations	—	—	—	(0.01)	0.00	—

Basic income (loss) per share	(0.13)	(0.10)	(0.01)	0.01	0.00	(0.02)

Fully diluted income (loss) per share	(0.13)	(0.10)	(0.01)	0.01	0.00	(0.02)

Dividends declared per common Share	—	—	—	—	—	—

	December 31,
	2008	2008	2007	2006	2005	2004
	USD	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	766	552	1,599	2,329	3,112	3,261
Working capital	22,044	15,871	19,627	21,064	20,150	17,166
Total assets	70,637	50,859	58,056	56,866	58,901	62,205
Total debt	6,113	4,401	4,313	3,942	5,918	9,756
Total shareholders’ Equity	56,403	40,610	46,747	46,333	44,889	44,951

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an international provider of adult media content. We acquire still photography and motion pictures from independent producers/directors and process these images into products suitable for popular media formats such as print publications, DVDs and digital media content for Broadcasting, Mobile and Internet distribution. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties.

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

We generate revenues primarily through:

•	sales of movies on DVD;

•	sales of adult feature magazines;

•	Internet subscriptions and licensing;

•	broadcasting movies through IPTV (Internet Protocol Television), cable, satellite and hotel television programming;

•	sales of adult mobile content (wireless); and

•	content, brand name and trademark licensing.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2006	2007	2008
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
DVDs & Magazines	14,846	10,864	7,687
Internet	4,326	4,445	4,218
Broadcasting	8,057	7,086	5,805
Wireless	1,968	2,596	1,957

Total	29,197	24,990	19,667

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

We released 87 titles on DVD during 2008, 101 titles on DVD during 2007, and 110 titles on DVD during 2006, including both new and archival material. We plan to release approximately 50 proprietary titles on DVDs in 2009.

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

Restructuring

During the first quarter of 2008 restructuring plans were developed in response to the shift of the Company’s business model from traditional physical delivery of our content to digital new media distribution. The plans consist of three main features: a) reorganizing distribution of physical products, b) reviewing and revising content requirements and related costs, and c) consolidating operations in line with our new business model.

With respect to the reorganization of distribution of physical products, we have outsourced our DVD distribution in France to a third party and re-organized our French subsidiary. As a result, starting 2009, we will make savings of EUR 0.5 million per year in overhead and we expect sales volumes to increase significantly. We are continuing to review our model for distribution of physical products and additional changes are expected.

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

We have also reviewed our magazine production and distribution and reduced the number of new publications from four to two, as from the third quarter 2008. We have replaced the two cancelled publications with back catalogue magazines. We do not believe this will have any material impact on sales since we distribute all our magazines together with back catalogue DVDs and research has indicated that consumers are primarily interested in the DVDs.

With respect to consolidating operations, we are reviewing all our processes in order to take advantage of technological advances and potential outsourcing opportunities, and in order to eliminate duplicate functions. During 2008 we have reduced the Company’s headcount, including employees and temporary agency employees, by 26 to 97.

During 2009, we expect to reduce our selling administrative and general expense by EUR 2.6 million as a result of restructuring efforts.

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

Accounts receivable

We are required to estimate the collectability of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in the past and may occur in the future due to the current market environment.

Management reviews the allowance for doubtful accounts on at least a quarterly basis and adjusts the balance based on their estimate of the collectability of specific accounts as well as a reserve for a portion of other accounts which have been outstanding for more than 180 days. This estimate is based on historical losses and information about specific customers. After collection attempts have failed, the Company writes off the specific account.

Goodwill and Other Intangible Assets

On January 1, 2002 the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment (or more frequently if indicators of impairment arise).

During 2002, the Company performed an initial impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. This generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets. As a result of impairment reviews in 2008, the goodwill related to our video distribution company in the Benelux countries was reduced by EUR 293 thousand to EUR 1,342 thousand.

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

Results of Operations

2008 compared to 2007

Net sales. Our net sales in 2008 were EUR 19.7 million compared to EUR 25.0 million in 2007, a decrease of EUR 5.3 million, or 21%. Net sales in general were affected by the weakening dollar by EUR 0.3 million

DVD & Magazine sales decreased EUR 3.2 million, or 29%, to EUR 7.7 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Due to the weakening dollar9 and the restructuring of our web sites, Internet sales decreased EUR 0.2 million to EUR 4.4 million compared to the same period last year. Broadcasting sales decreased EUR 1.3 million, to EUR 5.8 million as a result of the absence of sales of EUR 2.25 million from a non-recurring title licensing deal for German speaking Europe in 2007 offset primarily by an increase in video on demand sales via IPTV. Wireless sales decreased EUR 0.6 million to EUR 2.0 million in the period as a result of a re-organization of content delivery structure. The re-organization was completed in the fall of 2008.

9	Our Internet sites collect a significant part of their sales from US customers.

Going forward, we expect Internet, Broadcasting and Wireless sales to increase (see discussion under Outlook below).

Net sales in general were affected by changes in exchange rates. The annual average dollar exchange rate for the fiscal year 2008 compared to 2007 decreased 7% which reduced all our sales in dollar by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euros using the average exchange rate for the fiscal year. The balance sheet is translated at the year-end exchange rate.

Cost of Sales. Our cost of sales was EUR 13.5 million for 2008 compared to EUR 12.3 million for 2007, an increase of EUR 1.2 million, or 10%. Cost of sales as a percentage of sales was 69% for 2008 compared to 49% for 2007. We incur no cost of sales in dollars and subsequently we did not benefit from the weakening dollar in 2008 compared to 2007.

Included in cost of sales is printing, processing and duplication, amortization of library and Internet, broadcasting and wireless costs. Printing, processing and duplication cost was EUR 5.4 million for 2008 compared to EUR 4.1 million for 2007, an increase of EUR 1.3 million, or 32%. The increase was primarily the result of a program to reduce inventory of DVDs and magazines. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 70% for 2008 compared to 37% for 2007. The increase was the result of an increase in sales volume sold at a lower average price as part of the program to reduce inventory of DVDs and magazines. Amortization of library was EUR 6.3 million for 2008 compared to EUR 6.8 million for 2007, a decrease of EUR 0.5 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The decrease was the result of lower amounts invested in content released during the period subject to amortization in 2008 compared to 2007. Internet, broadcasting and wireless costs was EUR 1.8 million for 2008 compared to EUR 1.4 million for 2008, an increase of EUR 0.4 million. Internet, Broadcasting and Wireless cost as a percentage of related sales was 15% for 2008 compared to 10% for the same period last year. The increase was primarily the result of increased Internet cost.

Gross Profit. Our gross profit for 2008 was EUR 6.2 million, or 31% of net sales, compared to EUR 12.7 million, or 51% of net sales for 2007. This represented a decrease of EUR 6.5 million, or 51%, compared to 2007. The decrease in gross profit of EUR 6.5 million was primarily the result of a EUR 4.5 million decrease in contribution to gross profit from DVD & Magazine sales, a EUR 2.5 million decrease in contribution to gross profit from Internet, Broadcasting and Wireless sales offset by the decrease in amortization of library of EUR 0.5 million. As the we are transitioning from traditional media to new media, our gross profit in 2008 has been impacted severally. However, during 2009, we expect gross profit to improve as new media sales is expected to increase and with low cost attached to it, positive impact on gross profit will be immediate.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 13.1 million for 2008 compared to EUR 13.6 million for 2007, a decrease of EUR 0.5 million. We attribute the decrease in selling, general and administrative expenses to a reduction in general expenses and bad debt provision of EUR 1.1 million and EUR 0.1 million, respectively, offset by an increase in depreciation and payroll of EUR 0.6 million and EUR 0.1 million, respectively.

Operating loss. We reported an operating loss of EUR 6.9 million for 2008 compared to EUR 0.9 million for 2007, an increase of EUR 6.0 million. The decrease in operating profit was primarily the result of the decrease in gross profit offset by reduced selling, general and administrative expenses.

Interest expense. Our interest expense was EUR 0.3 million for 2008, compared to EUR 0.3 million for 2007.

Income tax benefit. Our income tax benefit was EUR 1.8 million for 2008, compared to 0.5 million for 2007. The increase in income tax benefit is a result of higher losses being recorded in jurisdictions with higher corporate tax rates.

Net loss. Our net loss was EUR 5.2 million for 2008, compared to EUR 0.4 million for 2007. We attribute the decrease in net income in 2008 of EUR 4.8 million to increased operating loss offset by increased income tax benefit.

2007 compared to 2006

Net sales. Our net sales in 2007 were EUR 25.0 million compared to EUR 29.2 million in 2006, a decrease of EUR 4.2 million, or 14%. The decrease was the result of reduced DVD & Magazine and Broadcasting sales offset by increased Internet and Wireless sales. Net sales in general were affected by the weakening dollar by EUR 0.4 million

DVD & Magazine sales decreased EUR 4.0 million, or 27%, to EUR 10.9 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Despite the weakening dollar, Internet sales increased EUR 0.1 million to EUR 4.4 million, which represents an increase of 3% compared to the same period last year. Broadcasting sales decreased EUR 1.0 million, or 12%, to EUR 7.1 million. The decrease was primarily the result of the discontinuing of low margin pay-per-view sales in the US and last year non-recurring Pay-TV license sales in Europe totaling EUR 2.3 million offset by EUR 1.3 million from new broadcasting business primarily in Europe. Wireless sales increased EUR 0.6 million, or 32%, to EUR 2.6 million as a result our content being available with more operators.

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

Gross Profit. Our gross profit for 2007 was EUR 12.7 million, or 51% of net sales, compared to EUR 15.1 million, or 52% of net sales for 2006. This represented a decrease of EUR 2.4 million, or 16%, compared to 2006. Gross profit as a percentage of sales was down one percentage unit for 2007 compared to 2006. The decrease in gross profit of EUR 2.4 million was primarily the result of a EUR 2.5 million decrease in contribution to gross profit from DVD & Magazine sales offset by a EUR 0.2 million increase in contribution to gross profit from Internet, Broadcasting and Wireless sales. Our gross profit was affected by the weakening dollar in 2007 by EUR 0.4 million compared to 2006.

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

We reported a working capital surplus of EUR 15.9 million at December 31, 2008, a decrease of EUR 3.8 million compared to the year ended December 31, 2007. The decrease was attributable to a decrease in current assets offset by a decrease in current liabilities. We reported a working capital surplus of EUR 19.6 million at December 31, 2007, a decrease of EUR 1.4 million compared to the year ended December 31, 2006. The decrease was attributable to an increase in current liabilities and a decrease in current assets.

Operating Activities

Net cash provided by our operating activities was EUR 5.2 million for 2008 compared to EUR 7.6 million for 2007, and was primarily the result of net loss, as adjusted for non-cash transactions and uses of cash related to changes in operating assets and liabilities. We adjusted our net loss of EUR 5.2 million to reconcile it to net cash flows from operating activities. Adjustments included (1) depreciation of EUR 1.0 million, (2) bad debt provision of EUR 0.3 million, (3) amortization of other intangible assets of EUR 0.4 million and (4) amortization of photographs and videos of EUR 6.3 million which was offset by EUR 1.9 million from deferred income taxes, which resulted in an adjusted income of EUR 1.1 million. Changes in operating assets and liabilities added

EUR 4.1 million net through trade accounts receivable, inventories, prepaid expenses and other current assets and income taxes payable totaling EUR 5.7 million, offset by EUR 1.6 million from, related party receivable, accounts payable trade and accrued other liabilities. The decrease in cash provided by operating activities for 2008 compared to 2007 is primarily the result of net loss, as adjusted for non-cash transactions, offset by changes in operating assets and liabilities.

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

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2008 was EUR 5.4 million. The investing activities were investment in library of photographs and videos of EUR 4.3 million, which were carried out in order to maintain the 2008 and 2009 release schedules for magazines, DVDs. In addition to investment in library of photographs and videos, EUR 1.1 million was invested in capital expenditures. The decrease over the comparable twelve-month 2007 period is principally due to decreased investment in both library and capital expenditures. The decrease in investment in library is the result of our restructuring plans, see above under Restructuring.

Net cash used in investing activities for the fiscal year ended December 31, 2007 was EUR 8.5 million. The investing activities were investment in library of photographs and videos of EUR 7.1 million, which were carried out in order to maintain the 2007 and 2008 release schedules for magazines, DVDs. In addition to investment in library of photographs and videos, EUR 1.4 million was invested in capital expenditures. The increase over the comparable twelve-month 2006 period is principally due to increased investment in the library and the absence of cash flows from note receivable and cash received from sale of building in 2006.

Net cash used in investing activities for the fiscal year ended December 31, 2006 was EUR 7.1 million. The investing activities were investment in library of photographs and videos of EUR 6.5 million, which were carried out in order to maintain the 2006 and 2007 release schedules for magazines, DVDs. In addition to investment in library of photographs and videos, EUR 1.4 million was invested in capital expenditures. The total cash used in investing activities was offset by EUR 0.2 million from sale of part of the building and 0.6 million from note receivable. The increase over the comparable twelve-month 2005 period is principally due to the lower cash flows from sale of building in 2006.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2008 was EUR 0.1 million, represented primarily by additions to short-term borrowings of EUR 0.4 million offset by EUR 0.3 million in repayments on short and long-term borrowings.

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

Non-Cash Transactions

During 2006 convertible note holders converted the remaining principal of $1,325,000 on a $2.25 million Convertible Note. As of December 31, 2006, the Convertible Note was repaid in its entirety.

Contractual obligations

The table below describes the Company’s future contractual obligations, including items not included in the consolidated balance sheet, as of December 31, 2008:

	Amounts due in
	Less than one year	One to three years	Three to five years	More than five years	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Debt:
Banks(1)	—	—	—	—	—
Non-institutional debt(1)	1,928	—	—	—	1,928

Total debt	1,928	—	—	—	1,928
Operating leases(2)(3)	769	1,203	537	—	2,508
Capital lease obligations(3)	55	32	—	—	87

	2,751	1,235	537	—	4,523

(1)	Does not include several credit lines with different institutions amounting to EUR 2,600 thousand which are individually renewable on an annual basis throughout the year.
(2)	Includes rent for the Company’s offices and warehouses.
(3)	Amounts included in Note 15 in the financial statements.

Description of debt:

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

In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private Common Stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million, utilizing an interest rate of 7%. Private also believes it has valid claims and defenses against Consipio and its affiliates which may ultimately reduce all or a portion of its obligations relating to the Note. However, there are no assurances that either Private will be able to reach agreement with Consipio or that Private will ultimately prevail on its claims and defenses. In any event, the Company does not believe that the Note obligations will have a material adverse effect on the liquidity of the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited to the holder of the Note. As of December 31, 2008, the outstanding principal balance of the Note was $2,5 million (EUR 1.8 million).

Outlook

Going forward, we expect significant growth on our new media platforms, Internet, broadcasting and wireless. During the 2008, our new media platforms were responsible for 61% percent of our revenues. Following is a discussion highlighting some of the important factors of our business going forward, see also Overview-Restructuring above.

Broadcasting

We are successfully implementing our new media strategy for IPTV and to date we have contracted with 36 major platform operators in 18 countries in Europe. Currently we have gained 75% coverage of European IPTV market10. Going forward, we expect to increase our market coverage in this rapidly expanding market, which compared to traditional pay-TV generates substantially higher sales per subscriber at a considerably better margin.

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

During 2008, we have also noted a new emerging market for our content, the DTT (Digital Terrestrial Television) market. Faced with the imminent closure of analog TV services, a growing number of Western Europeans are opting for DTT as a replacement. Market analysis11 forecasts DTT to be the primary TV Service in 44% of Western European Households by 2012. In July we made an agreement with Glamour Plus, the first nationwide adult pay-DTT channel in Italy and we expect to make additional deals across the EU on this new platform.

Wireless – Adult Mobile Content

With respect to mobile content, we believe this market is still in its infancy. During 2007 the distribution of Private content increased by 67% and by the end of the year it was available to 906 million handsets in 36 countries via 86 operators. In 2008, we have been optimizing our content delivery network of aggregators in order to secure a more aggressive long-term growth. This has created periods of gap in distribution with several operators during, but in the fall of this year this process was completed and consequently we expect sales to increase significantly during 2009.

The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. In addition, Mobile TV, increased penetration of 3G handsets and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2008 and beyond12.

10	According to Global IPTV Forecasts made by MRG (Multimedia Research Group, Inc.), the number of global IPTV subscribers is estimated to grow from 13.5 million in 2007 to 92.8 million in 2012, a compound annual growth rate of 47 percent. Europe continues to be the biggest market for IPTV, with France significantly leading the growth projections through its principal telcos. The number of IPTV subscribers in Europe is forecasted to grow from approximately 6.4 million in 2007 to 36.4 million in 2012, a compound annual growth rate of 42 percent.
11	According to the new research brief, “European DTT Services Snapshot” published by ABI Research, June 2008.
12	Juniper Research estimates in its white paper Adult Content in the Palm of Your Hand (November 2007) that the global mobile adult content market will increase from US$1.7 billion in 2007 to just over US$4.6 billion by 2012.

Furthermore, we have entered into an exclusive global partnership with Mobile Streams to distribute our premium adult content through their platform for off-portal mobile services. Mobile Streams is a premier global mobile music and media provider and through this partnership we are entering a new dimension of mobile content delivery. During the first two quarters of 2008, the mobile site private.mobi was launched in a few selected European markets as part of the initial stage in the development of this strategic global partnership. We believe the user behavior for mobile content will migrate from on-portal to off-portal and that this new business will be the principal revenue generator going forward13.

Internet

On January 20, 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over 10,000 users daily. Including 60,000 video titles, GameLink has the largest library of digital and physical adult media and novelties in the United States. The Company offers VOD in multiple media formats including streaming and downloads to computers and iPhones. GameLink’s infrastructure is the most robust in the industry and is highly flexible, customizable and scalable designed to support multiple retail strategies and products simultaneously. Additionally, through its related companies, GameLink offers third-party and white-label ecommerce solutions and development. For the year ended 2008 Gamelink and its affiliates reported net sales of USD 16.4 million.

The acquisition of GameLink is a significant development that will substantially contribute to our growth, while creating economies of scale. We have been establishing our digital strategy for the last year, and concluded that the combination of Private with a major online retailer and accomplished platform developer is the approach to achieving our goals in the rapidly changing business landscape. The combined content assets of Private and core competencies of GameLink offer a compelling new business model. We will be expanding our joint internet strategies globally with new formats and applications to be launched in 2009. Additionally, we will be developing improved interactive functionality for new media platforms such as IPTV and mobile, and maximizing our content monetization with the existing vast Private library as well as aggregation of select international studios offering a wide range of content and genres for all platform needs. With this expanded digital strategic focus we will be announcing a variety of compelling new initiatives during 2009.

During the first half of 2009, we are launching 50 Internet niche sites aimed at diversifying our offering and increasing the proliferation of our content on the web alongside our flagship site, www.private.com. The niche sites form an important new network, delivering our content categorized according to genre and theme. The plan is to grow this network around three core sites to a total of over 100 niche sites in operation by the end of 2009. The sites are targeted to satisfy a variety of consumer interests with niche specific content sourced from our vast library and they are also offered to our affiliate network, www.privatecash.com. The niche site strategy is expected to generate significant incremental revenues and contribution to operating profit through substantially increasing shelf-space, traffic and conversion rates. In addition, it enables us to take advantage of additional up-selling and cross-selling opportunities. The new sites have been in development for over a year and are part of the ongoing evolution and growth of our global online diversification strategy.

DVDs & Magazines

As we further transition into global digital content delivery, DVD pricing and volume is being affected considerably and as a result the industry in general is experiencing a severe downturn in DVD sales. In view of the aforementioned, we continue to re-strategize our distribution of DVDs and Magazines to reduce any further negative impact of this downward DVD trend.

13	According to Informa Telecoms & Media, 70% of mobile content revenue will come from off-portal services in the next five years as mobile carriers join forces with off-portal providers to increase revenues. The use of off-portal services by mobile users is also increasing, particularly in the potentially lucrative adult content segment.

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

As our cash and cash equivalent and our borrowings are primarily at fixed rates of interest our market risk related to fluctuations in interest rates is limited. Accordingly, a one percentage change in market interest rates would not have a material impact on our results of operations.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements and related notes appear at the end of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Position With the Company or Subsidiary
Directors
Berth H. Milton	53	President, Chief Executive Officer, Chairman of the Board and Director
Bo Rodebrant	56	Director
Lluis Torralba	40	Director
Johan G. Carlberg	49	Director
Daniel Sánchez	40	Director
Ilan Bunimovitz	53	Director, Executive Vice President of Online Media

Other Executive Officers and Key Employees
Peter T. Cohen	53	Chief Operating Officer, Private Media Group, Inc.
Johan Gillborg	46	Secretary and Chief Financial Officer, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group
Javier Sánchez	47	Executive Vice President, Production and Operations of Milcap Media Group
Philip Christmas	48	Chief Financial Officer, Milcap Media Group

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

Ilan Bunimovitz was appointed to the Board of Directors in March 2009 pursuant to his Employment Agreement with Private entered into in January 2009 in connection with the acquisition of Game Link LLC and its affiliate, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz serves as Executive Vice President of the Group’s Online Media Division. Mr. Bunimovitz was the founder, chief operating officer and co-owner of Game Link LLC prior to its acquisition by the Company, which he operated since its founding in 1993. Mr. Bunimovitz holds a Bachelor’s Degree in Psychology from Bar-Ilan University, Israel.

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

Javier Sánchez was appointed Vice President of Operations of Milcap Media Group SLU (Spain) in November 2006. From August 1998 to November 2006 he held the position of Operations Manager of Milcap Media Group SLU. He has also been the Vice Director of Milcap Media Group SLU between 1993 and 1997. From 1988 to 1991 he was the Sales Director of a printing company in Barcelona. From 1984 to 1987 he was the Operations Manager of a printing company in Barcelona.

Johan Gillborg was appointed as Chief Financial Officer of Private Media Group, Inc. in August 1998 and has been the Chairman and Managing Director of Milcap Publishing Group AB from 1994 until January 2000. Mr. Gillborg joined the group in 1992 as Marketing Consultant. From 1991 to 1992 he operated his own business which acted as sub-contracting sales force for Securitas Direct of Sweden. From 1988 to 1990, Mr. Gillborg served as a general manager in the hotel business in the United Kingdom and Portugal. Mr. Gillborg holds a Bachelor’s Degree in Business Administration from Schiller International University in London.

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

Certain Relationships

Effective March 1, 2009, the Company appointed Ilan Bunimovitz as a director to fill the newly created vacancy on the Board, to serve until the Company’s next Annual Meeting of Shareholders. Mr. Bunimovitz was appointed as a director pursuant to his Employment Agreement with the Company and Game Link LLC, a subsidiary of the Company, entered into on January 20, 2009. Under the terms of the Employment Agreement the Company agreed to appoint Mr. Bunimovitz to its Board by March 1, 2009, and to nominate him to continue to serve as a director in 2009, 2010 and 2011 until such time as he ceases to be employed by the Company. The Employment Agreement was entered into in connection with the acquisition of Game Link LLC and its affiliate by the Company on January 20, 2009, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Under a separate agreement entered into in connection with the acquisition of Game Link, Berth Milton has agreed to vote Private shares beneficially owned by him in favor of Mr. Bunimovitz’s election to the Board of Directors in 2009, 2010 and 2011, so long as he continues to be employed by the Company.

No other director or executive officer serves pursuant to any arrangement or understanding between him or her and any other person. There are no family relationships between any of our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to Private covering its 2007 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of Private’s officers and directors complied with the reporting requirements under Section 16(a) for the 2008 fiscal year.

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

Primary Components of Executive Compensation.

Base Salary

The base salaries of our executive officers are set by the Compensation Committee (and in the case of the CEO, ratified by the independent directors) after consideration of a number of factors, including the executive’s position, level of responsibility, tenure and performance. The Compensation Committee also considers the compensation levels of executives in comparable companies, along with the executive compensation recommendations made by our chief executive officer. In addition, the Compensation Committee evaluates whether the base salary levels of our executives are appropriate relative to our size and financial performance compared with the other companies reviewed. Relying primarily on these factors, the Compensation Committee sets the base salaries of our executive officers at levels designed to meet its objective of attracting and retaining highly qualified individuals. The Compensation Committee also believes that the continuity of leadership derived from the retention of well qualified executive officers is in the best interests of our shareholders. The base salaries of our executive officers are not set at any specific level as compared to the compensation levels of companies reviewed and the Compensation Committee does not assign relative weights or importance to any specific measure of the company’s financial performance. During 2006, 2007 and 2008 base salary accounted for all the named executive officers’ direct cash compensation.

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

Annual Cash Incentive Payment

The Compensation Committee considers the use of annual performance bonuses from time to time where appropriate, to motivate participants to achieve company growth and enhance shareholder value. The incentive bonus plan permits plan participants to receive a cash bonus that is tied to the company’s financial performance during a specified fiscal year. We do not presently have in effect an annual cash bonus plan in effect with respect to any of the named executive officers other than for our Chief Operating Officer, Peter Cohen. Under the terms of his employment agreement, Mr. Cohen is eligible to receive an annual performance bonus, upon the achievement of specified goals in each fiscal year, commencing in 2007, based upon the amount of increase in annual operating income after 2006. The agreement provides for an annual bonus of between EUR 20,000 – 100,000, depending upon the amount of increase in operating income in the applicable fiscal year. No bonus was paid or accrued for 2007 or 2008 as the financial targets were not achieved. Information regarding this bonus plan is contained elsewhere in this Item 11 under the heading “Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements.”

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

No options were granted to any of the named executive officers in 2006, 2007 or 2008, as their current levels of overall compensation were considered adequate.

Other Benefits

We provide all eligible employees, including executive officers, with certain benefits, including paid time off and paid holiday programs. We do not presently maintain any deferred compensation or retirement plans.

Employment Agreements. We generally do not have long-term employment agreements with our executive officers.

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

The Compensation Committee:

Berth H. Milton

The following table summarizes all compensation paid to (i) our Chief Executive Officer and Chief Financial Officer serving during 2008, and (ii) our other most highly compensated executive officers who were serving in such capacity at the end of 2008, other than the Chief Executive Officer and Chief Financial Officer, whose total compensation exceeded $100,000 in 2008, for services rendered in all capacities to Private Media Group for the three fiscal years ended December 31, 2006, December 31, 2007, and December 31, 2008. No other executive officer earned compensation in excess of $100,000 in 2008.

2008 Summary Compensation Table

Name and Principal Position During Fiscal 2008	Fiscal Year	Salary ($)(1)	Option Awards ($)(1) (2)	All Other Compensation ($)		Total ($)(1)
Berth H. Milton, President and CEO (3) Director, Chairman of the Board	2008	253,000				253,000
	2007	141,000	—			141,000
	2006	118,144	—			118,144
Johan Gillborg (4) Chief Financial Officer and Secretary, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group	2008	205,000				205,000
	2007	191,000	—			191,000
	2006	165,000	—			165,000
			—
Peter T. Cohen (5) Chief Operating Officer, Private Media Group, Inc.	2008	295,000				295,000
	2007	225,000	—	27,000	(6)	252,000
	2006	50,000	—	5,000	(6)	55,000
Javier Sánchez (7) EVP, Production and Operations, Milcap Media Group	2008	242,000				242,000
	2007	225,000	—			225,000
	2006	205,000	—			205,000
Philip Christmas (8) Chief Financial Officer, Milcap Media Group	2008	154,000				154,000
	2007	137,000	—			137,000
	2006	117,500	—			117,500

(1)	Salary amounts received in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Reflects the amount recognized for financial statement reporting purposes for fiscal year 2008 in accordance with FAS 123(R) using the assumptions set forth in the footnote 17 to the financial statements included elsewhere in this Annual Report for stock option awards granted during and prior to 2007, assuming no forfeitures.
(3)	Salary received in non-US currency, 110,510 euro in 2008, 102,500 euro in 2007 and 94,515 euro in 2006.
(4)	Salary received in non-US currency, 139,000 euro in 2008, 139,000 euro in 2007 and 132,000 euro in 2006.
(5)	Mr. Cohen was retained as a consultant in September 2006 and was appointed Chief Operating Officer in November 2006. Compensation for 2006 reflects compensation as consultant and Chief Operating Officer. Salary received in non-US currency, 200,000 euro in 2008 and 67,000 euro in 2007.
(6)	In accordance with Mr. Cohen’s employment agreement he received a 2,000 euro ($2,667) monthly relocation allowance for 12 months commencing in November 2006.
(7)	Mr. Sánchez served as Chief Operating Officer of Private Media Group, Inc. from 1998 until November 2006, when Mr. Sánchez was appointed as Executive Vice President, Production and Operations of Milcap Media Group. Salary received in non-US currency, 164,000 euro in 2008, 164,000 euro in 2007 and 164,000 euro in 2006.
(8)	Salary received in non-US currency, 104,200 euro in 2008, 100,000 euro in 2007 and 94,000 euro in 2006.

No bonuses or stock awards were granted to any of the named executive officers in 2008.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year Mr. Milton has acted as the Compensation Committee. Mr. Milton served as our Chief Executive Officer during 2008. During the last fiscal year, none of our executive officers served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Grants of Plan-Based Awards in the Last Fiscal Year

There were no plan-based awards granted to the individuals named in the Summary Compensation Table above for the year ended December 31, 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table summarizes certain information regarding the number and value of all options to purchase common stock of Private Media Group, Inc. held by the individuals named in the Summary Compensation Table at December 31, 2008. No stock awards or equity incentive plan awards were issued or outstanding during fiscal 2008.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Berth H. Milton	180,000		—	4.75	Mar 1, 2009
Javier Sánchez	180,000		—	4.75	Mar 1, 2009
Johan Gillborg	172,500		—	4.77	Mar 1, 2009
Javier Sánchez	500,000		—	5.00	Oct 7, 2009
Javier Sánchez	—	—	—	—	—
Johan Gillborg	—	—	—	—	—
Philip Christmas	—	—	—	—	—
Peter T. Cohen	—	—	—	—	—

Option Exercises and Stock Vesting During 2008

No stock options were exercised during 2008 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2008.

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

Effective November 2006, we entered into an employment agreement with Peter Cohen in connection with his employment by Private as its Chief Operating Officer. Mr. Cohen’s employment is terminable upon not more than 30 days notice. We agreed to pay him a salary of $200,000 per annum plus certain relocation costs of up to EUR 24,000. Effective September 2007 his base salary of $200,000 per annum was increased to EUR 200,000 per annum. Mr. Cohen is also eligible to receive an annual performance bonus, upon the achievement of specified goals in each fiscal year, commencing in 2007, based upon the amount of increase in annual operating income after 2006. The agreement provides for an annual bonus of between EUR 20,000 – 100,000, depending upon the amount of increase in operating income in the applicable fiscal year. No bonus was paid or accrued for 2007 or 2008, as the financial targets were not achieved. If Mr. Cohen is terminated by Private other than for cause, he is entitled to a severance payment equal to one month of salary if terminated prior to October 30, 2007, and three months of salary if terminated at any time thereafter.

Director Compensation During 2008

The following table summarizes all compensation paid to our non-employee directors during 2008.

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($) (2) (5)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)(1)
Bo Rodebrant	—	—	—	—	—	—
Lluis Torralba	—	—	—	—	—	—
Johan G. Carlberg (3)	7,353	—	3,922	—	—	10,573
Daniel Sánchez (4)	14,706	—	10,733	—	—	25,439

(1)	Fee earned in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Reflects the amount recognized for financial statement reporting purposes for fiscal year 2008 in accordance with FAS 123(R) using the assumptions set forth in the footnote 17 to the financial statements included elsewhere in this Annual Report for stock option awards granted during and prior to 2008, assuming no forfeitures.
(3)	The director earned 5,000 euro in non-US currency and, as of December 31, 2008, the director had 9,000 options outstanding.
(4)	The director earned 10,000 euro in non-US currency and, as of December 31, 2008, the director had 30,000 options outstanding.
(5)	In 2008 Messrs. Sánchez and Carlberg were each granted options to acquire 10,000 and 3,000 shares, respectively, of Private’s common stock at an exercise price of $1.20 per share, being the fair market value of our common stock on the date of grant, which options vest in October 2009 and expire in October 2012. The fair market value of these options at the time of grant, computed in accordance with FAS 123(R), were $4,000 and $1,200 respectively.

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

The following table presents certain information as of March 27, 2009, regarding the beneficial ownership of our common stock by:

•	each of our directors and executive officers individually,

•	all persons known by us to be beneficial owners of five percent or more of our common stock, and

•	all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned.

Name and Address	Number of Shares Beneficially Owned (1)	Percent Beneficially Owned (1)
Berth H. Milton (2)	31,102,985	50.1%
Ilan Bunimovitz (3)	5,627,851	9.1%
Javier Sánchez (4)	530,000	*
Johan Gillborg (5)	105,000	*
Bo Rodebrant (6)	—	*
Daniel Sánchez (7)	30,000	*
Philip Christmas (8)	—	*
Johan G. Carlberg (9)	9,000	*
Lluis Torralba (10)	—	—
Peter T. Cohen (11)	—	—
All Executive Officers and Directors as a group (10 people) (12)	37,404,836	59.7%

*	Denotes less than 1%
(1)	Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 62,114,802 shares of common stock outstanding on March 27, 2009. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by a such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of March 27, 2009, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 4,950,000 shares of common stock owned by Slingsby Enterprises Limited, of which Mr. Milton is the sole shareholder. These shares are pledged to a third party to secure payment of a loan from the third party to us. His address is c/o Milcap Media Group SLU, Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(3)	His address is c/o GameLink LLC, 537 Stevenson Street, San Francisco CA 94103, USA.
(4)	Includes 500,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan. Mr. J. Sànchez address is c/o Milcap Media Group SLU, Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.

(5)	His address is c/o Milcap Media Group SLU, Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(6)	His address is c/o Milcap Media Group SLU, Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(7)	Includes 30,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. D. Sánchez. His address is c/o Milcap Media Group SLU, Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(8)	His address is c/o Milcap Media Group SLU, Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(9)	Includes 9,000 shares issuable upon exercise of Options issued under the Employee Stock Option Plan owned by Mr. Carlberg. His address is c/o Milcap Media Group SLU, Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(10)	His address is c/o Milcap Media Group SLU, Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(11)	His address is c/o Milcap Media Group SLU, Calle de la Marina 14-16 Floor 18 Suite D, 08005 Barcelona, Spain.
(12)	Includes 539,000 shares issuable upon exercise of outstanding Options under the Employee Stock Option Plan.

Equity Compensation Plan Information

On March 1, 1999 the Company adopted the 1999 Employee Stock Option Plan. In February 2003 the Plan was amended to provide for the issuance of up to 7,200,000 shares of the Company’s common stock to employees, consultants and advisors of the company, and was approved by the shareholders. Full details of the Plan are included in note 17 to the financial statements and are summarized below as of December 31, 2008:

( a )	Number of securities to be issued upon exercise of outstanding options, warrants and rights	1,888,920
( b )	Weighted-average exercise price of outstanding options, warrants and rights	$4.99
( c )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a) above)	2,971,294

We do not maintain any other equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, Chief Executive Officer and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private Common Stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million ($2.5 million at December 31, 2008), utilizing an interest rate of 7%. Private also believes it has valid claims and defenses against Consipio and its affiliates which may ultimately reduce all or a portion of its obligations relating to the Note. However, there are no assurances that either Private will be able to reach agreement with Consipio or that Private will ultimately prevail on its claims and defenses. In any event, the Company does not believe that the Note obligations will have a material adverse effect on the liquidity of the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited to the holder of the Note.

We have short-term loans to Slingsby Enterprises Limited, an entity controlled by Mr. Milton. The loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2008 the highest amount outstanding was EUR 7.0 million. As of December 31, 2008, EUR 7.0 million remained outstanding on these loans, including interest. In connection with the acquisition of Game Link LLC on January 20, 2009, in order to induce the sellers to consummate the acquisition, the borrower entered into an agreement with the Company and the sellers with regard to the partial repayment of the loan. Under the agreement, in each of the fiscal years ended December 31, 2009, 2010, and 2011, the borrower is required to repay not less than EUR one million, either in cash or in Private common stock valued at its fair market value as determined by the disinterested directors of Private, to be applied first to accrued interest and then to principal of the loan.

In December 2007 the Company’s principal shareholder and affiliates of the Company’s principal shareholder agreed to guarantee a bank line of credit agreement of Euro 1.0 million entered into by one of the Company’s European subsidiaries.

Ilan Bunimovitz was appointed as a director in March 2009 pursuant to his Employment Agreement with the Company and Game Link LLC, a subsidiary of the Company, entered into on January 20, 2009. The Employment Agreement was entered into in connection with the acquisition of Game Link LLC and eLine LLC by the Company on January 20, 2009, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. The Employment Agreement provides for Mr. Bunimovitz to serve as Executive Vice President of the consolidated Internet and Internet-related business conducted by the Company and its subsidiaries for a period of three years, subject to earlier termination by either party under specified circumstances. Under the terms of the Employment Agreement the Company agreed to appoint Mr. Bunimovitz to its Board by March 1, 2009, and to nominate him to continue to serve as a director in 2009, 2010 and 2011 until such time as he ceases to be employed by the Company. The Employment Agreement provides for Mr. Bunimovitz to receive an annual base salary of $281,828, $271,070 and $302,648 in the first, second and third years of the employment term. He is also entitled to receive stock options on the same terms as stock options granted to Berth Milton, the Company’s Chairman, CEO and principal shareholder, during the term of the Employment Agreement, in an amount which is proportionate to the relative stock ownership as between Mr. Bunimovitz and Mr. Milton. If the Company terminates Mr. Bunimovitz’s employment during the term of the Employment Agreement other than for “cause,” or if Mr. Bunimovitz terminates his employment with the Company for “good reason,” then Mr. Bunimovitz is entitled to continue to receive his monthly base salary for the remaining period of the three year term.

In consideration of the acquisition of Ilan Bunimovitz’s interests in Game Link LLC and eLine LLC, he received 6,200,175 shares of the Company’s common stock and he is entitled to receive up to an additional 3,338,556 shares of common stock if the combined EBITDA of the digital media operations of the Company and Game Link meet specified targets in 2009, 2010 and 2011. The total value of the shares received and to be received by Mr. Bunimovitz in connection with the acquisition, assuming the EBITDA targets are met in 2009, 2010 and 2011, is EUR 7,418,271 (USD 9,634,118), based on the closing price of the Company’s common stock on January 20, 2009.

In connection with the acquisition by the Company of Game Link LLC and its affiliate, Game Link LLC entered into a lease agreement with 537 Stevenson Street L.L.C., a limited liability company which is 50% owned by Mr. Bunimovitz, providing for the lease by Game Link LLC of the land and building used by Game Link in San Francisco, California. The lease extends through December 31, 2011, has a base rent of $13,620 per month, and provides for Game Link to be responsible for property taxes and maintenance expenses during the term of the lease.

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

Director Independence

All of the members of our Board of Directors are “independent” as defined in Nasdaq Stock Market Rule 4200 other than Berth Milton, who is our Chief Executive Officer, and Ilan Bunimovitz.

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

Fees Paid to BDO Audiberia

Following is information regarding fees billed by BDO Audiberia for services rendered to the Company in 2007 and 2008.

Audit Fees. The aggregate fees billed to the Company by the Company’s principal accountant, BDO Audiberia, for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $170,000 and $130,000 in 2007 and 2008, respectively. Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. BDO Audiberia did not provide any assurance or related services which are not included under “Audit Fees” in 2007 and 2008, respectively.

Tax Fees. BDO Audiberia did not provide any tax compliance, tax advice, or tax planning services in 2007 and 2008, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2007 and 2008, all services provided by BDO Audiberia were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements.

See Consolidated Financial Statements.

2.	Financial Statement Schedules.

See Schedule II.

3.	Exhibits.

See Exhibit Index.

INDEX TO EXHIBITS

Exhibit No.	Description of Document

(5) 2.1	Agreement and Plan of Reorganization dated as of January 20, 2009, by and among Private Media Group, Inc., PRVT Acquisition Corp. I, PRVT Acquisition Corp. II, Game Link LLC, eLine, LLC, Mama’s LLC, ThinkForward, Inc. GreenCine, Inc., Ilan Bunimovitz, Andrew Sullivan, Dennis Woo and Peter Marinac.

***3.1	Restated Articles of Incorporation

***3.2	Articles of Amendment to the Articles of Incorporation

(1)3.3	Amended and Restated Bylaws

*4.1	Specimen Common Stock Certificate.

*4.3	Certificate of Designation re Preferred Stock.

++4.4	Form of Securities Purchase Agreements dated as of September 10, 2003, entered into by the Company with each of Omicron Master Trust, Cranshire Capital L.P., and Solomon Strategic Holdings, Inc., including as exhibits thereto:

(a)	Exhibit “A” - Form of Convertible Note.

(b)	Exhibit “B” - Form of Series A Warrant.

(c)	Exhibit “C” - Form of Series B Warrant.

(d)	Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(e)	Exhibit “E” - Form of Legal Opinion.

++4.5	Form of Securities Purchase Agreement dated as of September 10, 2003, entered into by the Company with CD Investment Partners, Ltd., including as exhibits thereto:

(a)	Exhibit “A” - Form of Convertible Note.

(b)	Exhibit “B” - Form of Series A Warrant.

(c)	Exhibit “C” - Form of Series B Warrant.

(c)	Exhibit “D” - Form of Registration Rights Agreement dated as of September 10, 2003.

(e)	Exhibit “E” - Form of Legal Opinion.

++4.6	Letter Agreement dated October 9, 2003, by and between the Company and CD Investment Partners, Ltd.

(3) 4.7	Letter Agreement dated November 19, 2007, by and between the Registrant and Horse Creek Entertainment AB.

(3) 4.8	Letter Agreement dated December 3, 2007, by and between the Registrant and Horse Creek Entertainment AB.

*10.1	Milcap Acquisition Agreement dated December 19, 1997

*10.2	Cinecraft Acquisition Agreement dated December 19, 1997

***10.3	7% Note Due 2002 from the Registrant to Commerzbank AK.

+++10.4	Amendment No.1 to the 7% Note Due 2002

+10.5	Share Purchase Agreement dated as of December 9, 2002, by and among Fraserside Holdings Limited, Luthares Investments N.V. and Stichting de Oude Waag.

(1) 10.6	Consulting Agreement dated September 29, 2006, by and between the Company and Peter Cohen, as amended by letter dated September 29, 2006.

(4) 10.7	Employment Agreement dated as of January 20, 2009, by and among Ilan Bunimovitz, Game Link LLC and Private Media Group, Inc.

(2)14.1	Code of Ethics

21	Subsidiaries.

23.1	Consent of BDO Audiberia

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 (SEC File No. 333-62075).
**	Incorporated by reference from the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
***	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (SEC File No. 333-69654).
+	Incorporated by reference from the registrant’s Form 8-K dated January 14, 2003.
++	Incorporated by reference from the Company’s Registration Statement on Form S-3 (SEC File No. 333-109607) as filed with the U.S. Securities and Exchange Commission on October 10, 2003.
+++	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(1)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (SEC File No. 333-147964) as filed with the U.S. Securities and Exchange Commission on December 10, 2007.
(4)	Incorporated by reference from the registrant’s Interim Report on Form 8-K filed with the SEC on March 6, 2009.
(5)	Incorporated by reference from the registrant’s Interim Report on Form 8-K filed with the SEC on January 23, 2009. Schedules and exhibits to the Agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. Private agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009	PRIVATE MEDIA GROUP, INC.

	By:	/s/ Berth H. Milton
Berth H. Milton, Chief Executive Officer

In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Berth H. Milton Berth H. Milton	Chairman of the Board and Chief Executive Officer, Director	April 15, 2009

/s/ Johan Gillborg Johan Gillborg	Chief Financial Officer, Chief Accounting Officer	April 15, 2009

/s/ Bo Rodebrant Bo Rodebrant	Director	April 15, 2009

Lluis Torralba	Director	April , 2009

/s/ Johan G. Carlberg Johan G. Carlberg	Director	April 15, 2009

/s/ Daniel Sánchez Daniel Sánchez	Director	April 15, 2009

Ilan Bunimovitz	Director	April , 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Private Media Group, Inc.

1.	We have audited the accompanying consolidated balance sheets of Private Media Group, Inc. as of December 31, 2007 and 2008 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the three years in the period ended December 31, 2008. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

2.	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3.	In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

4.	Also, in our opinion, the schedule presents fairly, in all material responses, the information set forth therein.

/s/ BDO AUDIBERIA AUDITORES

BDO AUDIBERIA AUDITORES

Barcelona, Spain

April 6, 2009

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008	2008
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	1,599	552	766
Trade accounts receivable – net (Note 3)	8,591	6,066	8,425
Related party receivable (Note 12)	6,740	7,038	9,776
Inventories - net (Note 4)	7,150	5,038	6,997
Deferred income tax asset (Note 11)	4,332	6,188	8,594
Prepaid expenses and other current assets	2,523	1,238	1,719

TOTAL CURRENT ASSETS	30,935	26,120	36,278
Library of photographs and videos - net (Note 6)	17,178	15,138	21,025
Property, plant and equipment - net (Note 5)	3,043	3,154	4,380
Other intangible assets (Note 7)	3,095	2,971	4,127
Goodwill	2,425	2,132	2,961
Other investments (Note 8)	1,022	1,022	1,419
Other assets	357	321	446

TOTAL ASSETS	58,056	50,859	70,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings (Note 9)	4,202	4,401	6,113
Current portion of long-term borrowings (Note 9)	111	—	—
Accounts payable trade	4,912	3,816	5,300
Income taxes payable (Note 11)	990	1,087	1,510
Deferred income taxes (Note 11)	24	24	33
Accrued other liabilities (Note 10)	1,069	920	1,278

TOTAL LIABILITIES	11,308	10,249	14,234

SHAREHOLDERS’ EQUITY (Note 13)

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2007 and 2008, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 53,580,494 and 53,580,494 issued and outstanding at December 31, 2007 and 2008, respectively	885	885	1,229
Additional paid-in capital	21,718	21,728	30,178
Retained earnings	27,262	22,074	30,659
Accumulated other comprehensive income	(3,118)	(4,077)	(5,663)

TOTAL SHAREHOLDERS’ EQUITY	46,747	40,610	56,403

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	58,055	50,859	70,638

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years ended December 31,
	2006	2007	2008	2008
	EUR	EUR	EUR	USD
	(in thousands)
Net sales	29,197	24,990	19,667	27,315
Cost of sales	14,144	12,305	13,505	18,758

Gross profit	15,053	12,685	6,161	8,557
Selling, general and administrative expenses	14,043	13,599	13,061	18,140
Operating income (loss)	1,010	(914)	(6,900)	(9,583)
Interest expense	583	272	323	449
Interest income	230	275	257	357

Income (loss) from continuing operations before income taxes	657	(911)	(6,965)	(9,674)
Income tax (benefit) from continuing operations	(473)	(506)	(1,777)	(2,468)

Income (loss) from continuing operations	1,130	(405)	(5,188)	(7,206)

Discontinued operations (Note 19)

Loss from discontinued operations	(902)	—	—	—
Income tax (benefit)	(251)	—	—	—

Loss on discontinued operations	(651)	—	—	—

Net income (loss)	479	(405)	(5,188)	(7,206)

Other comprehensive income:
Foreign currency translation adjustments	(124)	(224)	(959)	(1,332)

Comprehensive income	355	(629)	(6,147)	(8,538)

Income (loss) per share from continuing operations:
Basic	0.02	(0.01)	(0.10)	(0.13)

Diluted	0.02	(0.01)	(0.10)	(0.13)

Loss per share from discontinued operations:
Basic	(0.01)	—	—	—

Diluted	(0.01)	—	—	—

Net income (loss) per share:
Basic	0.01	(0.01)	(0.10)	(0.13)

Diluted	0.01	(0.01)	(0.10)	(0.13)

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total share- holders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2006	52,478,723	885	19,585	27,188	(2,769)	44,889
Repurchase of common stock	(42,935)	—	(152)	—	—	(152)
Conversion of bond principal into common stock	662,500	—	1,057	—	—	1,057
Conversion of bond interest into common stock	16,128	—	39	—	—	39
Conversion of options	33,750	—	79	—	—	79
Stock based compensation	—	—	67	—	—	67
Translation adjustment	—	—	—	—	(124)	(124)
Net income	—	—	—	479	—	479

Balance at December 31, 2006	53,148,166	885	20,675	27,667	(2,893)	46,334
Repurchase of common stock	(2,999)	—	(8)	—	—	(8)
Shares issued for investment (Note 8)	435,327	—	1,022	—	—	1,022
Stock based compensation	—	—	28	—	—	28
Translation adjustment	—	—	—	—	(224)	(224)
Net income	—	—	—	(405)	—	(405)

Balance at December 31, 2007	53,580,494	885	21,718	27,262	(3,118)	46,747
Stock based compensation	—	—	9	—	—	9
Translation adjustment	—	—	—	—	(959)	(959)
Net loss	—	—	—	(5,188)	—	(5,188)

Balance at December 31, 2008	53,580,494	885	21,727	22,074	(4,077)	40,610

See accompanying notes to consolidated financial statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2007	2008	2008
	EUR	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	479	(405)	(5,188)	(7,206)
Adjustment to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(890)	(636)	(1,856)	(2,578)
Depreciation	898	819	1,026	1,425
Stock based compensation	67	28	9	13
Convertible note adjustment	71	—	—	—
Bad debt provision	209	367	333	463
Impairment of goodwill	—	—	293	407
Amortization of other intangible assets	124	124	124	172
Amortization of photographs and videos	6,691	6,832	6,332	8,794
Changes in operating assets and liabilities:
Trade accounts receivable	(80)	(274)	2,192	3,044
Related party receivable	(535)	(317)	(298)	(414)
Inventories	1,505	1,124	2,112	2,933
Prepaid expenses and other current assets	334	(497)	1,285	1,785
Accounts payable trade	(1,123)	163	(1,096)	(1,522)
Income taxes payable	245	257	97	135
Accrued other liabilities	(628)	15	(149)	(207)

Net cash provided by operating activities	7,365	7,601	5,216	7,244
Cash flows used in investing activities:
Investment in library of photographs and videos	(6,542)	(7,101)	(4,292)	(5,960)
Capital expenditures	(1,353)	(1,370)	(1,136)	(1,578)
Sale of part of building	225	—	—	—
Investment in other assets	(46)	(7)	36	50
Note receivable	592	—	—	—

Net cash used in investing activities	(7,124)	(8,478)	(5,392)	(7,488)
Cash flow provided by financing activities:
Conversion of stock options and warrants	79	—	—	—
Short-term borrowings - repayments	(450)	(399)	(166)	(230)
Long-term borrowings - repayments	(528)	(430)	(111)	(154)
Short-term borrowings - additions	—	1,200	365	507

Net cash (used in) provided by financing activities	(900)	371	88	122
Foreign currency translation adjustment	(124)	(224)	(959)	(1,332)

Net increase (decrease) in cash and cash equivalent	(783)	(730)	(1,047)	(1,454)

Cash and cash equivalents at beginning of the year	3,112	2,329	1,599	2,220

Cash and cash equivalents at end of the year	2,329	1,599	552	766

Cash paid for interest	408	244	162	224

Cash paid for taxes	—	—	—	—

Repurchase of common stock (non-cash transaction)	152	8	—	—

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

Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2008 and for the twelve months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.72 per USD 1.00 the Exchange Rate of the European Central Bank on December 31, 2008. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

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

The was no aggregate exchange impact included in determining net income for the year ended December 31, 2006. For the year ended December 31, 2007, the aggregate exchange loss included in determining net income amounted to EUR 33 thousand and for the year ended December 31, 2008, the aggregate exchange gain included in determining net income amounted to EUR 222 thousand.

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

The magazines have an approximate retail price of EUR 11.50 (USD 15.95) per copy and are printed on glossy high-quality paper at a cost of EUR 1.25 (USD 1.75). They are often shrink-wrapped in order to comply with local regulation or guidance for the sale of adult publications. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company has always collected the returns from newsstands in order to make them available for sale again.

The Company operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned and the magazines are broken out in order to be sold via an additional scheduled re-distribution as Megapacks and Superpacks (three different copies per pack). Returns from the sale of Megapacks and Superpacks are destroyed. The retail price for products sold via re-distribution vary between EUR 14.95-19.95 (USD 20.75-27.70).

Magazine returns not re-distributed as per above are sold on a firm sale basis to wholesalers as back numbers at a lower price than new issues. The Company has historically sold all returned copies at an average price higher than, or equal, to cost.

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

In March 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”). In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward. Capitalized website development costs including graphics and related software are being amortized on a straight-line basis over 5 years and are included in property, plant and equipment in the accompanying balance sheet (see Note 5).

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

During 2002, the Company performed the required initial impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. There was no effect on the earnings and financial position of the Company as a result of the impairment testing. The company performs periodic impairment reviews in order to ensure that its accounting treatment is in compliance with SFAS 142 – Goodwill and Other Intangible Assets. As a result of impairment reviews in 2008, the goodwill related to our video distribution company in the Benelux countries was reduced by EUR 293 thousand to EUR 1,342 thousand.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value.

Advertising Costs

Advertising costs are charged to income as incurred. The total advertising costs were EUR 2,492 thousand, EUR 1,812 thousand and EUR 1,120 thousand for the years ended December 31, 2006, 2007 and 2008, respectively.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (Note 14).

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment”, (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values. The Company adopted SFAS 123(R) using the modified-prospective method as proscribed in SFAS 123(R). Our consolidated financial statements as of December 31, 2007 and 2008 and the related consolidated statements of income and comprehensive income, shareholders´ equity, and cash flows for the three years in the period ended December 31, 2008 reflect the impact of adopting SFAS 123(R). Stock-based compensation cost recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation cost recognized in the consolidated financial statements during the twelve months ending December 31, 2006, 2007 and 2008 included compensation cost for stock-based compensation granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation cost for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock-based compensation cost recognized in the consolidated statement of income for the twelve months ending December 31, 2006, 2007 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

3. Trade accounts receivable

Trade accounts receivable consist of the following:

	December 31,
	2007	2008
	EUR	EUR
	(in thousands)
Trade accounts receivable	9,860	7,454
Allowance for doubtful accounts	(1,269)	(1,388)

Total trade accounts receivable, net	8,591	6,066

Management reviews the allowance for doubtful accounts on at least a quarterly basis and adjusts the balance based on their estimate of the collectability of specific accounts as well as a reserve for a portion of other accounts which have been outstanding for more than 180 days. This estimate is based on historical losses and information about specific customers. After collection attempts have failed, the Company writes off the specific account.

4. Inventories

Inventories consist of the following:

	December 31,
	2007	2008
	EUR	EUR
	(in thousands)
Magazines for sale and resale	3,133	2,394
DVDs	3,737	2,330
Other	280	314

	7,150	5,038

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2007	2008
	EUR	EUR
	(in thousands)
Equipment & Furniture	9,835	10,063
Website Development	2,381	2,911
Production Database	577	957
Accumulated depreciation	(9,751)	(10,776)

Total Property, Plant and Equipment, net	3,043	3,154

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

In accordance with the transition provisions of EITF 00-2, the Company has elected to apply this standard to website development costs incurred from January 1, 2000 forward and accordingly in the years ended December 31, 2007 and 2008 the Company has capitalized EUR 495 thousand and EUR 530 thousand respectively of costs related to the development of its website including graphics and related software.

6. Library of photographs & videos

Library of photographs & videos consist of the following:

	December 31,
	2007	2008
	EUR	EUR
	(in thousands)
Gross:
Photographs	7,691	7,739
Videos	47,240	49,834
Translations, Sound Dubbing, & Sub-Titles	11,599	12,810
Digital Manipulation for DVD Masters	9,327	9,765
Digital Manipulation for Broadband Masters	584	584

	76,440	80,732

Less accumulated depreciation:
Photographs	7,029	7,367
Videos	35,293	39,332
Translations, Sound Dubbing, & Sub-Titles	8,531	9,501
Digital Manipulation for DVD Masters	7,837	8,819
Digital Manipulation for Broadband Masters	572	576

	59,262	65,594

Net:
Photographs	661	372
Videos	11,947	10,503
Translations, Sound Dubbing, & Sub-Titles	3,067	3,309
Digital Manipulation for DVD Masters	1,490	946
Digital Manipulation for Broadband Masters	12	8

	17,178	15,138

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Other Intangible Assets

Other intangible assets consist of the following:

	Years ended December 31,
	2007	2008	2007	2008	2007	2008
	Broadcasting asset		Customer Base		Total
	EUR	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Beginning of year	2,525	2,525	1,240	1,240	3,765	3,765
Acquisition value (cost)	—	—	—	—	—	—

End of year	2,525	2,525	1,240	1,240	3,765	3,765

Accumulated amortization, beg	—	—	(546)	(670)	(546)	(670)
Amortization	—	—	(124)	(124)	(124)	(124)

Accumulated amortization, end	—	—	(670)	(794)	(670)	(794)

Net book value	2,525	2,525	570	446	3,095	2,971

Broadcasting asset is deemed to have an indefinite life and is not subject to amortization. The estimated amortization expense for customer base for the three years ended December 31, 2009 to 2011 is EUR 124 thousand per year. The estimated amortization expense the year ended December 31, 2012 is EUR 74.

8. Other investments

In November 2007 the Company entered into two agreements to acquire shares of Horse Creek Entertainment AB (publ), a mainstream content aggregator operating HomeTV (www.hometv.se), a broadband Video-On-Demand (VOD) platform in Scandinavia. In two private offerings the Company acquired: (1) 2,000,000 million common shares of Horse Creek Entertainment AB at SEK 1.95 per share and paid the subscription price for these shares by issuing 169,565 shares of our common stock to Horse Creek Entertainment AB; and (2) an additional 2,000,000 million common shares of Horse Creek Entertainment AB at SEK 2.80 per share together with stock purchase warrants entitling the Company to acquire an additional 2,000,000 shares at SEK 1.95 per share until November 2009, and paid the subscription price for the shares and warrants by issuing 265,762 shares of our common stock to Horse Creek Entertainment AB. Following the transaction the Company held 17.2% of the outstanding shares in Horse Creek Entertainment AB. The aggregate purchase price of EUR 1,021,978 was computed using applicable market rates at the time of the transaction and is recorded at cost under other investments. Horse Creek Entertainment AB is a business in an early development stage and the Company monitors the business regularly in order to access if any impairment to the asset value is required.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Borrowings

Short- and long-term borrowings are comprised of the following:

	December 31,
	2007	2008
	EUR	EUR
	(in thousands)
Short-term borrowings:
Banks	2,550	2,600
Non-institutional debt	1,652	1,801

	4,202	4,401

Current portion of long-term borrowings:
Banks	111	—

	111	—

Banks

The Company’s European subsidiaries have existing bank line of credit agreements under which these subsidiaries may borrow up to EUR 2.6 million. Borrowings under the lines of credit during 2008 were charged at interest rates of EURIBOR+1.0-1.5%.

In May 2003 Euro 1.65 million of a related party note payable was re-financed by an institutional lender at the same interest rate as on the note payable, EURIBOR + 1%. The loan is repayable in equal monthly installments over a four year period starting June 29, 2004. The loan is guaranteed by the Company’s principal shareholder and affiliates of the Company’s principal shareholder. As of December 31, 2008, the loan was repaid.

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

In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private Common Stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

than $2.4 million, utilizing an interest rate of 7%. Private also believes it has valid claims and defenses against Consipio and its affiliates which may ultimately reduce all or a portion of its obligations relating to the Note. However, there are no assurances that either Private will be able to reach agreement with Consipio or that Private will ultimately prevail on its claims and defenses. In any event, the Company does not believe that the Note obligations will have a material adverse effect on the liquidity of the Company, as the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the guaranty agreement from Slingsby Enterprises Limited to the holder of the Note. As of December 31, 2008, the outstanding principal balance of the Note was $2,5 million (EUR 1.8 million).

10. Accrued other liabilities

Accrued other liabilities are comprised of the following:

	December 31,
	2007	2008
	EUR	EUR
	(in thousands)
Accrued expenses	91	35
Deferred income	423	305
Taxes and social security	330	342
Other	225	239

	1,069	920

11. Income taxes

Following is a summary of income before income taxes of U.S. and international operations:

	Years ended December 31,
	2006	2007	2008
	EUR	EUR	EUR
	(in thousands)
USA	(1,410)	(1,290)	(1,762)
International	1,165	379	(5,204)

	(245)	(911)	(6,966)

The provision for income taxes consisted of the following in the years ended December 31, 2006, 2007, and 2008:

	Years ended December 31,
	2006	2007	2008
	EUR	EUR	EUR
	(in thousands)
Current
State	1	1	1
Foreign	165	128	78

Current tax expense	166	128	79
Deferred
Federal	(570)	(177)	(684)
State	(94)	(29)	(112)
Foreign	(226)	(428)	(1,060)

Deferred tax expense/(benefit)	(890)	(634)	(1,856)

Income tax expense/(benefit)	(724)	(506)	(1,777)

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes determined using the United States corporate statutory rate of 35% to actual income taxes provided is as follows:

	Years ended December 31,
	2006	2007	2008
US federal statutory income tax rate	35.00%	35.00%	35.00%
Aggregate effect of foreign tax rates	253.77%	34.37%	(8.43%)
Permanent differences
Items not deductible for tax purposes	(15.78%)	(17.09%)	0.00%
Prior period adjustments	249.10%	52.27%	(1.80%)
Other	126.02%	5.33%	3.59%
Movement in valuation allowances	(353.44%)	(54.51%)	(2.87%)

Total tax provision	294.67%	55.38%	25.48%

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

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

	December 31,
	2007	2008
	EUR	EUR
	(in thousands)
Deferred Tax Assets:
Provisions for sales returns	11	11
Provision for bad debts	72	111
Differences in fixed assets	179	204
Deferred expenses/revenues	(178)	(120)
NOL carryforwards	4,124	5,998
Investment in subsidiaries	1,251	1,463
Other	36	2

	5,494	7,669
Less: Valuation allowance	(1,163)	(1,482)

	4,332	6,188
Deferred Tax Liabilities:
Spanish leasing benefits	(15)	(15)
Investment Incentives	(10)	(10)

Net deferred tax asset/(liability)	4,307	6,164

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforward

The company’s operating loss carry-forwards are described in the table below:

Year ended December 31
2008
EUR (in thousands)
United States	6,609
Sweden	4,018
Cyprus	8,547
Spain	3,748
Holland	598
Italy	38
France	149
Canada	132

23,839

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 406 thousand were accrued as of December 31, 2008, of which EUR 65 thousand was recognized as interest expense during the year then ended.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The Company is of the view that no permanent establishment is at hand in Sweden. However, the Administrative Court of Appeal has finally decided that a permanent establishment is at hand. The litigation is, however, still going on and the purpose is to finally decide the amounts to be attributed to the permanent establishment and thus being taxed in Sweden. In February 2009, the County Administrative Court reduced the assessment for the tax years 1995-1998 to a total amount of SEK 12,600,000 (approx. EUR 1.1 million) plus fines amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest. However, as a matter of fact the tax claim on the Company has been extinguished according to Administrative Law. Only the claim related to the tax fine amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest is valid. The Company has appealed the decision to the Administrative Court of Appeal. The final outcome of this litigation will not be known for several years. Due to the fact that the final outcome of this matter is still uncertain, and the relatively minor claim now at stake, no amounts have been provided in the Company’s financial statements for this dispute.

12. Related party transactions

The Company has short-term loans receivable from an entity controlled by the Company’s principal shareholder of EUR 6.7 million and EUR 7.0 million at December 31, 2007 and 2008 respectively. The loans bear interest at a rate of EURIBOR+1% payable annually. In connection with the acquisition of Game Link LLC and eLine LLC by the Company on January 20, 2009, in order to induce the sellers to consummate the acquisition, the borrower entered into an agreement with the Company and the sellers with regard to the partial repayment of the loan. Under the agreement, in each of the fiscal years ended December 31, 2009, 2010, and 2011, the borrower is required to repay not less than EUR one million, either in cash or in Private common stock valued at its fair market value as determined by the disinterested directors of Private, to be applied first to accrued interest and then to principal of the loan.

An affiliate of the Company’s principal shareholder, has guaranteed a 7% Note due to Consipio, see Note 9. In addition, the Note is fully collateralized by 4,950,000 shares of Private Media Group, Inc. Common Stock pursuant to the same guaranty agreement. As of December 31, 2008, the outstanding balance on the Note was $2,5 million (EUR 1.8 million).

In December 2007 the Company’s principal shareholder and affiliates of the Company’s principal shareholder agreed to guarantee a bank line of credit agreement of Euro 1.0 million entered into by one of the Company’s European subsidiaries. As of December 31, 2008, the credit facility was fully utilized.

13. Shareholders’ equity

Retained Earnings

The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd, Milcap Media Ltd. and Fraserside Holdings Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company is not currently aware of any significant restrictions that would inhibit its ability to pay dividends should it choose to do so, although the Company’s current intention is to re-invest the unremitted earnings of its foreign subsidiaries. In addition the Company is restricted from payment of dividends under the terms of its short-term note agreement (Note 9).

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

During 2000 the Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares. Such purchases may be made from time to time in the open market for an indefinite period of time. As of December 31, 2008 no shares had been repurchased.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with relative rights, preferences and limitations determined at the time of issuance.

14. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2006	2007	2008
Numerator: (EUR in thousands)
Income (loss) from continuing operations	1,130	(405)	(5,188)

Loss on discontinued operations	(651)	—	—

Net income (loss)	479	(405)	(5,188)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	52,858,131	53,202,364	53,580,494
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	624,963	n/a	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	53,483,094	n/a	n/a

Earnings (loss) per share from continuing operations (in EUR)
Basic	0.02	(0.01)	(0.10)

Diluted	0.02	(0.01)	(0.10)

Earnings (loss) per share on discontinued operations (in EUR)
Basic	(0.01)	—	—

Diluted	(0.01)	—	—

Earnings (loss) per share (in EUR)
Basic	0.01	(0.01)	(0.10)

Diluted	0.01	(0.01)	(0.10)

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For 2007 and 2008 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share is EUR 0.01 and EUR 0.10, respectively. The equivalent of 110,893 and 6,033 common shares derived from dilutive securities such as options, warrants and convertible notes is excluded from the diluted earnings per share for 2007 and 2008 as they are anti-dilutive.

15. Commitments and contingent liabilities

The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent in the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2006, 2007 and 2008 amounted to EUR 692 thousand, EUR 701 thousand and EUR 879 thousand, respectively.

Future minimum payments under non-cancelable leases as of December 31, 2008 are as follows:

Year	EUR (in thousands)
2009	769
2010	601
2011	601
2012	537
2013	—

2,508

16. Operations by geographical area

The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines, movies and the Internet.

Information concerning net sales from the Company’s geographic locations is summarized as follows:

	Years ended December 31,
	2006	2007	2008
	EUR	EUR	EUR
	(in thousands)
Net Sales
USA	1,160	851	550
Gibraltar	1,046	807	525
Cyprus	13,865	11,975	8,860
Sweden	13,909	8,515	6,441
Spain	18,835	16,098	14,670
France	827	650	325
Benelux	2,034	1,231	755
Canada	708	621	316

Eliminations	(23,186)	(15,758)	(12,775)

Total	29,197	24,990	19,667

Eliminations principally relates to inter-group revenue arising from trademark, license and distribution agreements between the Company’s subsidiaries in the USA and Europe.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on the Company’s long-lived assets held in different geographic locations is summarized as follows:

	December 31,
	2007	2008
	EUR	EUR
	(in thousands)
Long-lived assets
USA	1,269	1,192
Cyprus	19,355	17,636
Sweden	5,058	4,642
Spain	1,046	807
France	12	5
Benelux	19	10
Gibraltar	29	32
Canada	333	416

Total	27,121	24,739

One customer accounted for 14% of consolidated revenues for the year ended December 31, 2006. For the years ended 2007 and 2008, no customer accounted for more than 10% of consolidated revenues.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2006	2007	2008
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
DVDs & Magazines	14,846	10,864	7,687
Internet	4,326	4,445	4,218
Broadcasting	8,057	7,086	5,805
Wireless	1,968	2,596	1,957

Total	29,197	24,990	19,667

17. Stock-based compensation

The Company has an Employee Stock Option Plan, see below. The compensation cost charged against income for the twelve month period ended December 31, 2008 was EUR 9 thousand, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries respective tax jurisdictions.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, options for 2,971,294 shares were available for future grant under the Plan. Share options become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee. Options granted under the Plan generally expire 5-10 years following the date of grant, certain options grants may have shorter lives.

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

During the twelve-month periods ended December 31, 2006, 2007 and 2008 grants for 21,000 shares for each year, respectively, were made. The following assumptions were used in calculating the fair value:

	2006	2007	2008
Expected volatility	51%-62%	52%-55%	50%
Expected dividend yield	—	—	—
Expected term (in years)	2.5	2.5	2.5
Risk-free interest rate	4.7%-5.1%	4.4%-4.9%	2.96%
Weighted average fair value	$1.57	$1.08	$0.40

A summary of stock option activity for the year ended December 31, 2008 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[14] in Thousands of USD
Outstanding January 1, 2008	2,111,920	5.04
Granted	21,000	1.33
Exercised	—	—
Forfeited	244,000	5.20

Outstanding December 31, 2008	1,888,920	4.99	0.4	—

Exercisable December 31, 2008	1,875,920	5.02	0.4	—

During 2007 and 2008 there were no options exercised under our stock option plan.

14	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2008.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, outstanding stock options consist of the following:

	Options Outstanding			Options Exercisable
Exercise price range	Options outstanding	Weighted average exercise price	Weighted average remaining life	Options exercisable	Weighted average exercise price
1.19 - 3.77	356,875	2,42	0.5	343,875	2.47
4.17 - 6.00	1,242,920	4,81	0.4	1,242,920	4,81
7.16 - 11.71	289,125	8.94	0.2	289,125	8.94

1.19 – 11.71	1,888,920	4.99	0.4	1,875,920	5.02

As of December 31, 2008, there was USD 4 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of all shares vested and outstanding at December 31, 2007 and 2008, was USD 4.6 million and USD 4.5 million, respectively.

18. Selected quarterly financial data (unaudited)

Selected quarterly financial data for the years ended December 31, 2008 and 2007 is summarized as follows:

	For the year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	5,251	5,200	4,557	4,658	19,667
Gross profit	1,855	1,638	1,188	1,480	6,161
Net income (loss)	(840)	(826)	(1,039)	(2,483)	(5,188)
Net income (loss) per share:
Basic	(0.02)	(0.02)	(0.02)	(0.04)	(0.10)

Diluted	(0.02)	(0.02)	(0.02)	(0.04)	(0.10)

Weighted average shares outstanding:
Basic	53,580,494	53,580,494	53,580,494	53,580,494	53,580,494

Diluted	n/a	n/a	n/a	n/a	n/a

	For the year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	5,420	6,031	7,453	6,086	24,990
Gross profit	2,248	3,031	3,457	3,948	12,685
Net income (loss)	(557)	23	457	(327)	(405)
Net income (loss) per share:
Basic	(0.01)	0.00	0.01	(0.01)	(0.01)

Diluted	(0.01)	0.00	0.01	(0.01)	(0.01)

Weighted average shares outstanding:
Basic	53,148,166	53,148,166	53,148,166	53,367,968	53,202,364

Diluted	n/a	53,216,639	53,164,670	n/a	53,313,257

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Discontinued operations

In November 2006, the Company discontinued its operations with respect to the publishing and distribution of a monthly print publication. The publication was a non-adult entertainment publication and eight issues were published and distributed in Spain.

The loss on discontinued operations in 2006 consist of the following:

Year ended December 31,
2006
EUR
(in thousands)
Net sales	83
Cost of sales	419

Gross profit (loss)	(336)
Selling, general and administrative expenses	566

Operating loss	(902)
Income benefit	251

Loss on discontinued operations	(651)

20. Subsequent events

Acquisition

On January 20, 2009, Private completed the acquisition of the business of Game Link LLC and its affiliate, eLine, LLC, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. The acquisition was accomplished by the merger of two wholly owned subsidiaries of Private into the two parent companies of the acquired businesses, ThinkForward, Inc. and GreenCine, Inc. (referred to as the “ Game Link parent companies”), under the Merger Agreement, with the shareholders of the Game Link parent companies receiving 8,534,309 shares of Private Common Stock in exchange for 100% of the common stock of the Game Link parent companies. In addition, the shareholders of the Game Link parent companies are entitled to receive up to an additional 4,595,397 shares of Private Common Stock if the combined EBITDA of the digital media operations of Private and Game Link meet specified targets in 2009, 2010 and 2011. The total value of the acquisition, assuming the EBITDA targets are met in 2009, 2010 and 2011, is EUR 10,210,972 (USD 13,261,002), based on the closing price of Private Common Stock on January 20, 2009. Following the acquisition the Game Link parent companies, Game Link and eLine will continue as wholly owned subsidiaries of Private. Most of the Private shares issued at the completion of the acquisition are subject to a lockup agreement until January 2010.

As part of the acquisition, the owners of Game Link LLC and e Line LLC have agreed to continue to be employed by Game Link for a period of three years following the acquisition, with either party having the right to terminate their employment agreement for specified reasons. The employment agreement with one of the owners, Ilan Bunimovitz, provides for him to be appointed to Private’s Board of Directors by March 2009 and to serve as a director until 2012. For further information, please see our Current Report filed on Form 8-K with the SEC (www.sec.gov) on January 23, 2009.

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

SCHEDULE II

PRIVATE MEDIA GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions charged to
	Opening balance	Costs and expenses	Revenue (a)	Deductions (b)	Ending balance
	EUR	EUR	EUR	EUR	EUR
Description
Allowance deducted in the balance sheet from the asset to which it applies:

Year ended December 31, 2008:
Allowance for magazine returns	308		843	(945)	207

Allowance for doubtful accounts	1,269	333		(214)	1,389

Year ended December 31, 2007:
Allowance for magazine returns	802	—	1,010	(1,504)	308

Allowance for doubtful accounts	1,124	367	—	(223)	1,268

Year ended December 31, 2006:
Allowance for magazine returns	1,611	—	4,012	(4,821)	802

Allowance for doubtful accounts	961	209	—	(46)	1,124

Notes:

(a)	Represents provisions for expected returns of magazines from national distribution networks which are charged to net revenues.
(b)	Represents settlements on returns provisions previously recorded, and write-offs less recoveries on doubtful accounts.