Form 10-Q
period 2009-03-31
PRIVATE MEDIA GROUP INC
filed 2009-05-15
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-25067

PRIVATE MEDIA GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0365673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

537 Stevenson Street, San Francisco, California 94103

(Address of U.S. principal executive offices)

Calle de la Marina 16-18, Floor 18, Suite D, 08005 Barcelona, Spain

(Address of European principal executive offices)

U.S. (415) 575-9700, Europe 34-93-620-8090

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-accelerated filer  ☐        Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at May 11, 2009
Common Stock, par value $.001	62,114,803

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31, (Unaudited)
	2008	2009	2009
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	552	470	626
Trade accounts receivable	6,066	5,532	7,376
Related party receivable	7,038	7,156	9,541
Inventories - net (Note 3)	5,038	5,117	6,822
Deferred income tax asset	6,188	6,188	8,251
Prepaid expenses and other current assets	1,238	1,168	1,557

TOTAL CURRENT ASSETS	26,120	25,631	34,174
Library of photographs and videos	15,138	14,363	19,150
Property, plant and equipment	3,154	6,219	8,292
Other intangible assets	2,971	4,471	5,961
Goodwill (Note 2)	2,132	10,582	14,109
Other investments	1,022	1,022	1,362
Other assets	321	319	425

TOTAL ASSETS	50,859	62,605	83,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	4,401	4,543	6,057
Current portion of long-term borrowings	—	146	195
Accounts payable trade	3,816	5,402	7,203
Income taxes payable	1,087	500	667
Deferred income taxes	24	24	32
Accrued other liabilities	920	1,789	2,386

TOTAL CURRENT LIABILITIES	10,249	12,405	16,540
Contingent consideration payable (Note 2)	—	3,575	4,767
Related party payable	—	224	299
Other long-term liabilities	—	202	269

TOTAL LIABILITIES	10,249	16,406	21,875
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2008 and March 31, 2009, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 53,580,494 and 62,114,803 issued and outstanding at December 31, 2008 and March 31, 2009, respectively	885	892	1,189
Additional paid-in capital	21,728	28,365	37,820
Retained earnings	22,074	21,240	28,320
Accumulated other comprehensive income	(4,077)	(4,297)	(5,730)

TOTAL SHAREHOLDERS’ EQUITY	40,610	46,199	61,599

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	50,859	62,605	83,474

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended March 31, (unaudited)
	2008	2009	2009
	EUR	EUR	USD
	(in thousands)
Net sales	5,251	5,804	7,739
Cost of sales	3,396	3,565	4,753

Gross profit	1,855	2,239	2,986
Selling, general and administrative expenses	3,256	3,608	4,811

Operating income (loss)	(1,401)	(1,369)	(1,825)
Interest expense	79	98	130
Interest income	76	56	75

Income (loss) before income taxes	(1,403)	(1,410)	(1,881)
Income tax (benefit)	(563)	(576)	(767)

Net income (loss)	(840)	(835)	(1,113)

Other comprehensive income:
Foreign currency translation adjustments	(760)	(220)	(294)

Comprehensive income	(1,600)	(1,055)	(1,407)

Net income (loss) per share:
Basic	(0.02)	(0.01)	(0.02)

Diluted	(0.02)	(0.01)	(0.02)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-months ended March 31, (unaudited)
	2008	2009	2009
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(840)	(835)	(1,113)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	290	236	315
Stock based compensation	4	1	1
Bad debt provision	22	111	148
Amortization of other intangible assets	31	36	48
Amortization of web pages	—	326	435
Amortization of photographs and videos	1,612	1,416	1,888
Effects of changes in operating assets and liabilities:
Trade accounts receivable	748	500	666
Related party receivable	(46)	—	—
Inventories	185	138	183
Prepaid expenses and other current assets	904	116	155
Accounts payable trade	197	(477)	(636)
Income taxes payable	(610)	(587)	(782)
Accrued other liabilities	(177)	35	47

Net cash provided by operating activities	2,320	1,016	1,354
Cash flows used in investing activities:
Investment in library of photographs and videos	(1,577)	(640)	(854)
Capital expenditures	(369)	(127)	(170)
Cash received in acquisition	—	35	47
Investments in (sale of) other assets	19	3	4

Net cash (used in) investing activities	(1,927)	(729)	(972)
Cash flows from financing activities:
Short-term borrowings – repayments	(207)	(125)	(167)
Long-term borrowings – repayments	(111)	(50)	(67)
Long-term borrowings – additions	—	27	36

Net cash (used in) provided by financing activities	(318)	(148)	(197)
Foreign currency translation adjustment	(760)	(220)	(294)

Net (decrease) increase in cash and cash equivalents	(685)	(82)	(109)
Cash and cash equivalents at beginning of the period	1,599	552	736

Cash and cash equivalents at end of the period	914	470	626

Cash paid for interest	58	49	65

Cash paid for taxes	—	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2008	53,580,494	885	21,718	27,262	(3,118)	46,748
Stock based compensation	—	—	9	—	—	9
Translation adjustment	—	—	—	—	(959)	(959)
Net income (loss)	—	—	—	(5,188)	—	(5,188)

Balance at December 31, 2008	53,580,494	885	21,727	22,074	(4,077)	40,610
Shares issued in acquisition (Note 2)	8,534,309	7	6,631	—	—	6,637
Stock based compensation	—	—	1	—	—	1
Translation adjustment	—	—	—	—	(220)	(220)
Net income (loss)	—	—	—	(835)	—	(835)

Balance at March 31, 2009	62,114,803	892	28,365	21,239	(4,297)	46,199

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2008.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2009 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.75 per USD 1.00 the interbank exchange rate on March 31, 2009. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

Supplemental Accounting Policies

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. One of the Company’s primary sources of revenue is sales of its video on-demand offerings, which are sold directly via its on-line retail website and paid for almost exclusively by credit card. The Company recognizes revenue from video on-demand when the service is rendered and collectibility is reasonably assured, specifically, when the customer’s credit card is charged, which is, in most cases, simultaneous with delivery of the on-demand video. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. The Company also offers a prepaid video on-demand service in which a customer purchases a number of minutes of on-demand video at a set rate per minute based on the number of minutes purchased. The rate per minute decreases as the number of prepaid minutes increases. The Company records revenue from pre-pay customers as deferred revenue prior to commencement of services and recognizes revenue as the services are rendered. Prepaid minutes purchased under this program do not expire.

The Company also offers a customer loyalty program under which each member’s purchase of video on-demand, DVDs, movie downloads, books, novelties or other items earns the member one point for each dollar spent. After accumulating 150 points, a customer may redeem the points for a $5 purchase. Points increase in value as they are accumulated and redeemed, with a maximum accumulation of 2,000 points, which may be redeemed for a $200 purchase. All of a customer’s points expire after 180 days of no purchase activity. The Company follows the guidance in Emerging Issues Task Force No. 00-22 (“EITF 00-22”), Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, Issue No. 2 in accounting for its loyalty program. Because the value of the award points is not significant in relation to the value of the services or products purchased by the customer, the Company records a liability for the estimated cost of the discounted services or products to be provided in the future.

2. Acquisition

On January 20, 2009, Private Media Group, Inc. (“Private”) completed the acquisition of 100% of the business of Game Link LLC and its affiliate, eLine, LLC collectively (“GameLink”). The GameLink companies are engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. As a result of the acquisition, Private is expecting to be a leading global digital distributor of adult content over the Internet.

The goodwill of EUR 8,451 thousand arising from the acquisition consists largely of the acquired know-how related to digital distribution of adult content over the Internet and online eCommerce development, economies of scale and synergies expected from combining the operations of Private and GameLink. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for GameLink and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

January, 20
2009
EUR
(in thousands)
Consideration
Equity Instruments (8,534,309 common shares of Private)	6,644
Contingent consideration arrangement (4,595,397 common shares of Private)	3,575

Fair value of total consideration transferred	10,219

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	233
Inventory	217
Property, plant, and equipment	3,264
Identifiable intangible assets	1,535
Financial liabilities	(3,480)

Total identifiable net assets	1,769
Goodwill	8,451

10,219

The Company incurred EUR 122 thousand in acquisition-related costs, which are included in selling, general, and administrative expenses in Private’s income statement for the three months ending March 31, 2009.

The acquisition was accomplished by the merger of two wholly-owned subsidiaries of Private into the two parent companies of the GameLink businesses, with the shareholders of those entities receiving 8,534,309 shares of Private Common Stock in exchange for 100% of their common stock. In addition, the former shareholders are entitled to receive up to an additional 4,595,397 shares of Private Common Stock if the combined EBITDA of the online digital media operations of Private and GameLink meet specified targets in 2009, 2010 and 2011. The total fair value of the acquisition, which assumes the EBITDA targets are met in 2009, 2010 and 2011, is EUR 10,219 thousand (USD 13,272 thousand).

Using an exchange rate of EUR 0.77 to 1.00 USD, the combined EBITDA targets of the online digital media operations of Private and GameLink which the contingent consideration arrangement stipulates for each of the years below are:

USD
(in thousands)
2009	5,188
2010	7,988
2011	9,301

22,477

The manner in which the contingent consideration is earned in relation to the combined EBITDA targets is as follows:

For each of the years ended December 31, 2009, 2010 and 2011 in which the actual EBITDA of the online digital media operations equals or exceeds the target EBITDA, the former owners of GameLink (the “Former Owners”) are entitled to receive 1,531,799 shares of Private Common Stock.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

If there is a shortfall in the actual EBITDA compared to the target EBITDA in any year, instead of receiving 1,531,799 target shares for that year, the Former Owners are entitled to receive a pro rata portion of the target shares for that year, based upon the ratio between the actual EBITDA and the target EBITDA for that year. In such event, if the actual EBITDA required in the following year(s) exceeds the target EBITDA, in addition to the 1,531,799 target shares earned for the following year(s), the Former Owners are entitled to recover all or a portion of unearned target shares from the prior year(s) based upon the amount by which actual EBITDA exceeds the target EBITDA in the subsequent year.

The contingent consideration of EUR 3,575 thousand was valued at its acquisition date fair value using the lattice model. The Company believes that the target EBITDA will be reached by the end of the contingency period. The contingent consideration is classified as a liability under FAS 141R and will be re-measured at its current fair value each reporting period until the contingency is resolved.

The fair value of the acquired property, plant, and equipment of EUR 3,264 thousand is provisional pending receipt of the final valuation.

The fair value of the identifiable intangible assets of EUR 1,535 thousand, comprises domain names and customer relationships valued at EUR 1,339 thousand and EUR 196 thousand, respectively. The domain names have an indefinite estimated useful life and the customer relationships will be amortized over a period of 7 years. The fair value of these assets is provisional pending receipt of the final valuation.

The amounts of GameLink’s revenue and earnings included in Private’s consolidated income statement for the three months ended March 31, 2009, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2008, are:

	Revenue	Earnings
	EUR	EUR
	(in thousands)
Actual from January 1, 2009 – March 31, 2009	2,758	(159)
Supplemental pro forma from January 1, 2009 – March 31, 2009	6,410	(903)
Supplemental pro forma from January 1, 2008 – March 31, 2008	8,047	(835)

3. Inventories

Inventories consist of the following:

	December 31,	March 31,
	2008	2009
	EUR	EUR
	(in thousands)
Magazines for sale and resale	2,394	2,405
DVDs	2,330	2,383
Other	314	328

	5,038	5,117

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

4. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended March 31,
	2008	2009
Numerator: (EUR in thousands)
Net income (loss)	(840)	(835)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	53,590,147	60,127,361
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	n/a	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	—

Earnings (loss) per share (in EUR)
Basic	(0.02)	(0.01)

Diluted	(0.02)	(0.01)

For the three months ended March 31, 2008 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.02. The equivalent of 9,652 common shares derived from dilutive securities such as options, warrants and convertible notes are excluded from the diluted earnings per share at March 31, 2008 as they are anti-dilutive.

5. Stock-based compensation

The Company has had an Employee Stock Option Plan as described below. The compensation cost charged against income for the three-month periods ended March 31, 2008 and 2009 was EUR 4,000 and EUR 1,000, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

Employee Stock Option Plan

The 1999 Employee Stock Option Plan (“the Plan”), which was in effect until its expiration on March 1, 2009, allowed the Company to grant options to purchase common stock to designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers of Private Media Group. The Plan authorized the Company to grant stock options exercisable for up to an aggregate of 7,200,000 shares of common stock. No stock options may be granted under the Plan, following its expiration, on March 1, 2009.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Under the expired plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments, and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following general assumptions were used: a) expected volatility was based on historical volatility of our stock, b) expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield was zero based on the Company’s Dividend Policy. During the three month periods ended March 31, 2008 and 2009 no grants were made.

A summary of stock option activity for the three month period ended March 31, 2009 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2009	1,888,920	4.99
Granted	—	—
Exercised	—	—
Expired/Forfeited	1,256,920	5.09

Outstanding March 31, 2009	632,000	4.79	0.6	—

Exercisable March 31, 2009	619,000	4,87	0.5	—

During the three month periods ended March 31, 2008 and 2009, no options under our stock option plan were exercised.

As of March 31, 2009, there was USD 3,006 of total unrecognized compensation cost related to nonvested option granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of all shares vested and outstanding at March 31, 2008 and 2009, was USD 4.6 million and USD 0.5 million, respectively.

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2009.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 419 thousand were accrued as of March 31, 2009, of which EUR 14 thousand was recognized as interest expense during the period then ended.

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The Company is of the view that no permanent establishment is at hand in Sweden. However, the Administrative Court of Appeal has finally decided that a permanent establishment is at hand. The litigation is, however, still going on and the purpose is to finally decide the amounts to be attributed to the permanent establishment and thus being taxed in Sweden. In February 2009, the County Administrative Court reduced the assessment for the tax years 1995-1998 to a total amount of SEK 12,600,000 (approx. EUR 1.1 million) plus fines amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest. However, as a matter of fact the tax claim on the Company has been extinguished according to Administrative Law. Only the claim related to the tax fine amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest is valid, should the Administrative Court’s decision prevail. The Company has appealed the decision to the Administrative Court of Appeal. The final outcome of this litigation will not be known for several years. Due to the fact that the final outcome of this matter is still uncertain, and the relatively minor claim now at stake, no amounts have been provided in the Company’s financial statements for this dispute.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

7. Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”), to further enhance the accounting and financial reporting related to business combinations. FAS 141 (R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the adoption of FAS 141 (R) will depend upon the extent and magnitude of acquisitions after December 31, 2008. The GameLink acquisition, which took place on January 20, 2009, was accounted for under FAS 141 (R).

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

We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The Company has no level 2 or level 3 assets as all of the cash and cash equivalents are considered to be level 1, therefore there was no impact for the partial adoption of SFAS No. 157 on our consolidated financial statements. The application of SFAS No. 157 to our non-financial assets and liabilities did not have any material effect on our consolidated financial statements. The fair value of the assets acquired and liabilities assumed from our GameLink acquisition was determined using FAS 157.

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

Overview

We are an international provider and distributor of adult media content. We acquire or license content from independent studios and directors and process these images into products suitable for popular media formats such as digital media content for Broadcasting, Mobile and Internet distribution, and print publications and DVDs. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties.

On January 20, 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over 100,000 users daily. Including 70,000 video titles, GameLink has the largest library of digital and physical adult media and novelties in the United States

We operate in a highly competitive, service-oriented market and are subject to changes in business, economic and competitive conditions. Nearly all of our products compete with other products and services that utilize adult leisure time and disposable income.

We generate revenues primarily through:

•	Internet e-commerce, subscriptions and licensing;
•	the broadcasting of movies through IPTV (Internet Protocol Television), cable, satellite and hotel television programming;
•	sales of DVDs and magazines;
•	sales of adult mobile content (wireless); and
•	content, brand name and trademark licensing.

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

Our primary expenses include:

•	acquisition and licensing of content for our library of photographs and videos;
•	web page development costs;
•	printing, processing and duplication costs; and
•	selling, general and administrative expenses.

With respect to proprietary video titles, we released 87 titles during 2008, 101 titles during 2007, and 110 titles during 2006, including both new and archival material. We plan to release approximately 50 titles in 2009.

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

Recognition of Revenue

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. One of the Company’s primary sources of revenue is sales of its video on-demand offerings, which are sold directly via its on-line retail website and paid for almost exclusively by credit card. The Company recognizes revenue from video on demand when the service is rendered and collectibility is reasonably assured, specifically, when the customer’s credit card is charged, which is, in most cases, simultaneous with delivery of the on-demand video. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. The Company also offers a prepaid video on-demand service in which a customer purchases a number of minutes of on-demand video at a set rate per minute based on the number of minutes purchased. The rate per minute decreases as the number of prepaid minutes increases. The Company records revenue from pre-pay customers as deferred revenue prior to commencement of services and recognizes revenue as the services are rendered. Prepaid minutes purchased under this program do not expire.

The Company also offers a customer loyalty program under which each member’s purchase of video on-demand, DVDs, movie downloads, books, novelties or other items earns the member one point for each dollar spent. After accumulating 150 points, a customer may redeem the points for a $5 purchase. Points increase in value as they are accumulated and redeemed, with a maximum accumulation of 2,000 points, which may be redeemed for a $200 purchase. All of a customer’s points expire after 180 days of no purchase activity. The Company follows the guidance in Emerging Issues Task Force No. 00-22 (“EITF 00-22”), Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, Issue No. 2 in accounting for its loyalty program. Because the value of the award points is not significant in relation to the value of the services or products purchased by the customer, The Company records a liability for the estimated cost of the discounted services or products to be provided in the future.

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

Website Development Costs

The Company follows the guidance of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) and Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”). EITF 00-2 prescribes the accounting for website development costs based on the type of website development activity. In accordance with SOP 98-1 and the transition provisions of EITF 00-2, The Company has elected to apply this standard to costs incurred to develop its websites from January 1, 2000 forward. The Company capitalizes qualifying development costs which are incurred during the application development stage and in website enhancement activities, including graphics and related software. Capitalized website development costs for The Company’s on-demand and retail services are amortized on a straight-line basis over periods of three to five years and are included in property and equipment in the accompanying consolidated balance sheets. Costs related to website maintenance are expensed as incurred.

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

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net sales. For the three months ended March 31, 2009, we had net sales of EUR 5.8 million compared to net sales of EUR 5.3 million for the three months ended March 31, 2008, an increase of EUR 0.6 million. The increase was the result of increased Internet sales offset by decreases in sales of DVD & Magazines, broadcasting and wireless.

Internet sales increased EUR 1.9 million to EUR 3.0 million, which represents an increase of 162% compared to the same period last year. The increase in Internet sales was the result of the acquisition of GameLink. DVD & Magazine sales decreased EUR 0.8 million, or 38%, to EUR 1.4 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Broadcasting sales decreased EUR 0.4 million, or 28%, to EUR 0.9 million primarily as a result of a decrease in title sales, offset by increases in TV-channel sales and video on demand sales via IPTV. Wireless sales decreased by EUR 0.1 million to EUR 0.5 million in the period.

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 3.6 million for the three months ended March 31, 2009 compared to EUR 3.4 million for the three months ended March 31, 2008, an increase of EUR 0.2 million, or 5%.

Included in cost of sales is Internet, broadcasting and wireless cost. printing, processing and duplication and amortization of library. Internet, broadcasting and wireless cost was EUR 1.5 million for the three months ended March 31, 2009 compared to EUR 0.5 million for the three months ended March 31, 2008. Internet, broadcasting and wireless cost as a percentage of related sales in the period was 34% compared to 17% in the same period last year. The increase was primarily the result of an increase in Internet cost of EUR 1.3 million as a result of the acquisition of GameLink, offset by lower wireless and broadcasting cost as result of more cost efficient content delivery. Printing, processing and duplication cost was EUR 0.6 million for the three months ended March 31, 2009 compared to EUR 1.3 million for the three months ended March 31, 2008, a decrease of EUR 0.7 million, or 50%. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 45% for the three months ended March 31, 2009 compared to 56% in the same period last year. Amortization of library was EUR 1.4 million for the three months ended March 31, 2009 compared to EUR 1.6 million for the three months ended March 31, 2008, which represents a decrease of EUR 0.2 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended March 31, 2009, we realized a gross profit of EUR 2.2 million, or 39% of net sales compared to EUR 1.9 million, or 35% of net sales for the three months ended March 31, 2008. The increase in gross profit as a percentage of sales was primarily the result of reduced margins on DVD & Magazine sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.6 million for the three months ended March 31, 2009 compared to EUR 3.3 million for the three months ended March 31, 2008, an increase of EUR 0.3 million, or 11%. The acquisition of GameLink added EUR 1.0 million which was offset by EUR 0.8 million in reduced selling, general and administrative expenses in all other areas except bad debt provision, which increased by EUR 0.1 million.

Operating loss. We reported an operating loss of EUR 1.4 million for the three months ended March 31, 2009 compared to an operating loss of EUR 1.4 million for the three months ended March 31, 2008.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended March 31, 2009, compared to EUR 0.1 million for the three months ended March 31, 2008.

Income tax benefit. We reported income tax benefit of EUR 0.6 million for the three months ended March 31, 2009, compared to EUR 0.6 million for the three months ended March 31, 2008.

Net loss. We reported a loss of EUR 0.8 million for the three months ended March 31, 2009, compared to EUR 0.8 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 13.2 million at March 31, 2009, a decrease of EUR 2.6 million compared to the year ended December 31, 2008. The decrease is principally attributable to a increase in current liabilities as a result of the acquisition of GameLink.

Operating Activities

Net cash provided by operating activities was EUR 1.0 million for the three months ended March 31, 2009, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 0.8 million was adjusted to reconcile net income to net cash flows from operating activities with bad debt provision of EUR 0.1 million, amortization of web pages of EUR 0.3 million depreciation of EUR 0.2 million and amortization of photographs and videos of EUR 1.4 million making a total of EUR 2.1 million, providing a net balance of EUR 1.3 million. The total of EUR 1.3 million was added to by changes in trade accounts receivable, inventories, and prepaid expenses and other current assets totaling EUR 0.8 million offset by EUR 1.1 million from related party receivable, income taxes payable. accounts payable trade and accrued other liabilities. Net cash provided by operating activities was EUR 2.3 million for the three months ended March 31, 2008. The decrease in net cash provided by operating activities of EUR 1.3 million for the three months ended March 31, 2009 compared to the same period last year was primarily the result of changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was EUR 0.7 million. The investing activities were principally capital expenditure of EUR 0.1 million and investment in library of photographs and videos of EUR 0.6 million, which was carried out in order to maintain the 2009 release schedules. Net cash used in investing activities decreased EUR 1.2 million over the same period last year. The decrease is principally due to lower investment activity in library of photographs and videos as a result of a lower demand for new releases on new media platforms as opposed to traditional media which required a higher frequency.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2009 was EUR 0.1 million. Compared to the three-month 2008 period there was no material change.

Contractual obligations

During the three-month period ended March 31, 2009, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2008.

Disputed contractual obligation

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

Outlook

Going forward, we expect significant growth on our new media platforms, Internet, broadcasting and wireless. During the 2008, our new media platforms were responsible for 61% percent of our revenues. Following is a discussion highlighting some of the important factors of our business going forward.

Broadcasting

We are successfully implementing our new media strategy for VOD via IPTV and to date we have contracted with 36 major platform operators in 18 countries in Europe. Currently we have gained 75% coverage of European IPTV market2. Going forward, we expect to increase our market coverage in this rapidly expanding market, which compared to traditional pay-TV generates substantially higher sales per subscriber at a considerably better margin.

In relation to Private branded TV channels carrying our content in Europe and Latin America our partners Playboy TV Latin America and Playboy TV International continue to improve distribution. In 2008, Playboy TV Latin America increased the distribution significantly in Brazil, Argentina and Central America.

During 2008, we have also noted a new emerging market for our content, the DTT (Digital Terrestrial Television) market. Faced with the imminent closure of analog TV services, a growing number of Western Europeans are opting for DTT as a replacement. Market analysis3 forecasts DTT to be the primary TV Service in 44% of Western European Households by 2012. In July 2008, we made an agreement with Glamour Plus, the first nationwide adult pay-DTT channel in Italy and we expect to make additional deals across the EU on this new platform.

Wireless—Adult Mobile Content

With respect to mobile content, we believe this market is still in its infancy. During 2007 the distribution of Private content increased by 67% and by the end of the year it was available to 906 million handsets in 36 countries via 86 operators. In 2008, we have been optimizing our content delivery network of aggregators in order to secure a more aggressive long-term growth. This has created periods of gap in distribution with several operators during, but in the fall of 2008 this process was completed and consequently we expect sales to increase significantly during 2009. As of April, 2009, Private content was available to 1.2 billion handsets via 104 mobile network operators in 45 countries.

The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. In addition, Mobile TV, increased penetration of 3G handsets and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2008 and beyond4.

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

[3]	According to the new research brief, “European DTT Services Snapshot” published by ABI Research, June 2008.

[4]

Juniper Research estimates in its white paper Adult Content in the Palm of Your Hand (November 2007) that the global mobile adult content market will increase from US$1.7 billion in 2007 to just over US$4.6 billion by 2012.

Internet

On January 20, 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over 100,000 users daily. Including 70,000 video titles, GameLink has the largest library of digital and physical adult media and novelties in the United States. The Company offers VOD in multiple media formats including streaming and downloads to computers and iPhones. GameLink’s infrastructure is the most robust in the industry and is highly flexible, customizable and scalable designed to support multiple retail strategies and products simultaneously. Additionally, through its related companies, GameLink offers third-party and white-label ecommerce solutions and development. For the year ended 2008 Gamelink and its affiliates reported net sales of USD 16.4 million.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: May 15, 2009	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer