Form 10-Q
period 2009-06-30
PRIVATE MEDIA GROUP INC
filed 2009-08-14
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at August 11, 2009
Common Stock, par value $.001	62,114,803

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30, (Unaudited)
	2008	2009	2009
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	552	484	681
Trade accounts receivable	6,066	5,501	7,747
Related party receivable	7,038	7,244	10,203
Inventories - net (Note 3)	5,038	4,394	6,189
Deferred income tax asset	6,188	6,188	8,716
Prepaid expenses and other current assets	1,238	865	1,219

TOTAL CURRENT ASSETS	26,120	24,676	34,755
Library of photographs and videos	15,138	13,539	19,069
Property, plant and equipment	3,154	6,122	8,623
Other intangible assets	2,971	4,813	6,779
Goodwill (Note 2)	2,132	10,107	14,235
Other investments	1,022	1,022	1,439
Other assets	321	307	432

TOTAL ASSETS	50,859	60,585	85,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	4,401	4,297	6,053
Current portion of long-term borrowings	—	141	199
Accounts payable trade	3,816	5,645	7,951
Income taxes payable	1,087	—	—
Deferred income taxes	24	24	34
Accrued other liabilities	920	1,802	2,539

TOTAL CURRENT LIABILITIES	10,249	11,910	16,775
Contingent consideration payable (Note 2)	—	3,575	5,035
Related party payable	—	203	285
Other long-term liabilities	—	218	307

TOTAL LIABILITIES	10,249	15,906	22,402
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2008 and June 30, 2009, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 53,580,494 and 62,114,803 issued and outstanding at December 31, 2008 and June 30, 2009, respectively	885	892	1,256
Additional paid-in capital	21,728	28,366	39,952
Retained earnings	22,074	19,686	27,726
Accumulated other comprehensive income	(4,077)	(4,264)	(6,005)

TOTAL SHAREHOLDERS’ EQUITY	40,610	44,680	62,929

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	50,859	60,586	85,332

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended June 30, (unaudited)		Six-months ended June 30, (unaudited)
	2008	2009	2008	2009	2009
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	5,200	6,175	10,452	11,979	16,872
Cost of sales	3,562	4,030	6,959	7,595	10,698

Gross profit	1,638	2,145	3,493	4,384	6,175
Selling, general and administrative expenses	2,858	4,371	6,114	7,979	11,238

Operating income (loss)	(1,220)	(2,226)	(2,621)	(3,595)	(5,064)
Interest expense	70	94	148	191	270
Interest income	40	54	116	110	155

Income (loss) before income taxes	(1,250)	(2,266)	(2,653)	(3,677)	(5,178)
Income tax (benefit)	(424)	713	(987)	(1,288)	(1,815)

Net income (loss)	(826)	(1,553)	(1,666)	(2,388)	(3,364)

Other comprehensive income:
Foreign currency translation adjustments	(4)	34	(764)	(186)	(263)

Comprehensive income	(830)	(1,519)	(2,430)	(2,575)	(3,626)

Net income (loss) per share:
Basic	(0.02)	(0.03)	(0.03)	(0.04)	(0.06)

Diluted	(0.02)	(0.03)	(0.03)	(0.04)	(0.06)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-months ended June 30, (unaudited)
	2008	2009	2009
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(1,666)	(2,388)	(3,364)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	582	457	644
Stock based compensation	7	2	3
Bad debt provision	55	222	313
Amortization of other intangible assets	62	62	87
Amortization of web pages	—	809	1,140
Amortization of photographs and videos	3,162	2,979	4,196
Effects of changes in operating assets and liabilities:
Trade accounts receivable	1,617	420	592
Related party receivable	(116)	(192)	(270)
Inventories	470	861	1,212
Prepaid expenses and other current assets	1,008	481	677
Accounts payable trade	(442)	(54)	(76)
Income taxes payable	(976)	(1,087)	(1,531)
Accrued other liabilities	(100)	48	68

Net cash provided by operating activities	3,664	2,620	3,690
Cash flows used in investing activities:
Investment in library of photographs and videos	(2,618)	(1,380)	(1,944)
Capital expenditures	(870)	(956)	(1,346)
Cash received in acquisition	—	35	50
Investments in (sale of) other assets	35	15	21

Net cash (used in) investing activities	(3,454)	(2,286)	(3,220)
Cash flows from financing activities:
Short-term borrowings – repayments	(230)	(294)	(414)
Short-term borrowings – additions	250	66	93
Long-term borrowings – repayments	(111)	(17)	(23)
Long-term borrowings – additions	—	29	40

Net cash (used in) provided by financing activities	(91)	(216)	(304)
Foreign currency translation adjustment	(764)	(186)	(263)

Net (decrease) increase in cash and cash equivalents	(645)	(69)	(97)
Cash and cash equivalents at beginning of the period	1,599	552	777

Cash and cash equivalents at end of the period	954	484	681

Cash paid for interest	96	88	123

Cash paid for taxes	—	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2008	53,580,494	885	21,718	27,262	(3,118)	46,748
Stock based compensation	—	—	9	—	—	9
Translation adjustment	—	—	—	—	(959)	(959)
Net income (loss)	—	—	—	(5,188)	—	(5,188)

Balance at December 31, 2008	53,580,494	885	21,727	22,074	(4,077)	40,610
Shares issued in acquisition (Note 2)	8,534,309	7	6,637	—	—	6,644
Stock based compensation	—	—	2	—	—	2
Translation adjustment	—	—	—	—	(186)	(186)
Net income (loss)	—	—	—	(2,388)	—	(2,388)

Balance at June 30, 2009	62,114,803	892	28,366	19,686	(4,264)	44,681

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2008.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2009 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.71 per USD 1.00 the interbank exchange rate on June 30, 2009. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

Supplemental Accounting Policies

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. One of the Company’s primary sources of revenue is sales of its video on-demand offerings, which are sold directly via its on-line retail website and paid for almost exclusively by credit card. The Company recognizes revenue from video-on-demand when the service is rendered and collectibility is reasonably assured, specifically, when the customer’s credit card is charged, which is, in most cases, simultaneous with delivery of the on-demand video. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. The Company also offers a prepaid video on-demand service in which a customer purchases a number of minutes of on-demand video at a set rate per minute based on the number of minutes purchased. The rate per minute decreases as the number of prepaid minutes increases. The Company records revenue from pre-pay customers as deferred revenue prior to commencement of services and recognizes revenue as the services are rendered. Prepaid minutes purchased under this program do not expire.

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

The goodwill of EUR 7,974 thousand arising from the acquisition consists largely of the acquired know-how related to digital distribution of adult content over the Internet and online eCommerce development, economies of scale and synergies expected from combining the operations of Private and GameLink. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for GameLink and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

January, 20
2009
EUR
(in thousands)
Consideration
Equity Instruments (8,534,309 common shares of Private)	6,644
Contingent consideration arrangement (4,595,397 common shares of Private)	3,575

Fair value of total consideration transferred	10,219

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	233
Inventory	217
Property, plant, and equipment	3,371
Identifiable intangible assets	1,904
Financial liabilities	(3,480)

Total identifiable net assets	2,245
Goodwill	7,974

10,219

The Company incurred EUR 186 thousand in acquisition-related costs, which are included in selling, general, and administrative expenses in Private’s income statement for the six months ending June 30, 2009.

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

Using an exchange rate of EUR 0.75 per 1.00 USD, the combined EBITDA targets of the online digital media operations of Private and GameLink which the contingent consideration arrangement stipulates for each of the years below are:

USD
(in thousands)
2009	5,210
2010	8,013
2011	9,329

22,552

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

The fair value of the acquired property, plant, and equipment of EUR 3,371 thousand is provisional pending receipt of the final valuation.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the identifiable intangible assets of EUR 1,904 thousand, comprises trade and domain names. The trade and domain names have an indefinite estimated useful life. The fair value of these assets is provisional pending receipt of the final valuation.

The amounts of GameLink’s revenue and earnings included in Private’s consolidated income statement for the six and three months ended June 30, 2009, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2008, are:

	Revenue	Earnings
	EUR	EUR
	(in thousands)
Actual from January 20, 2009 – June 30, 2009	4,771	(187)
Supplemental pro forma from January 1, 2009 – June 30, 2009	12,569	(2,454)
Supplemental pro forma from January 1, 2008 – June 30, 2008	15,875	(1,656)
Actual from April 1, 2009 – June 30, 2009	2,618	(95)
Supplemental pro forma from April 1, 2008 – June 30, 2008	7,828	(821)

3. Inventories

Inventories consist of the following:

	December 31,	June 30,
	2008	2009
	EUR	EUR
	(in thousands)
Magazines for sale and resale	2,394	2,003
DVDs	2,330	2,097
Other	314	294

	5,038	4,394

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

4. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
	2007	2008	2008	2009
Numerator: (EUR in thousands)
Net income (loss)	(826)	(1,553	(1,666)	(2,388)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	53,587,408	62,114,803	53,580,494	61,109,391
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	n/a	n/a	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	n/a	—	—

Earnings (loss) per share (in EUR)
Basic	(0.02)	(0.03)	(0.03)	(0.04)

Diluted	(0.02)	(0.03)	(0.03)	(0.04)

For the three and six months ended June 30, 2008, diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.02, and EUR 0.03, respectively. For the three and six months ended June 30, 2008, the equivalent of 6,914, and 8,360 common shares derived from dilutive securities such as options, warrants and convertible notes are excluded from the diluted earnings per share as they are anti-dilutive.

5. Stock-based compensation

The Company has had an Employee Stock Option Plan as described below. The compensation cost charged against income for the six-month periods ended June 30, 2008 and 2009 was EUR 7,000 and EUR 2,000, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

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

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following general assumptions were used: a) expected volatility was based on historical volatility of our stock, b) expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield was zero based on the Company’s Dividend Policy. During the six month periods ended June 30, 2008 and 2009 no grants were made.

A summary of stock option activity for the six month period ended June 30, 2009 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2009	1,888,920	4.99
Granted	—	—
Exercised	—	—
Expired/Forfeited	1,306,920	5.09

Outstanding June 30, 2009	582,000	4.69	0.4	—

Exercisable June 30, 2009	569,000	4,77	0.3	—

During the six month periods ended June 30, 2008 and 2009, no options under our stock option plan were exercised.

As of June 30, 2009, there was USD 1,710 of total unrecognized compensation cost related to nonvested option granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.3 years. The total fair value of all shares vested and outstanding at June 30, 2008 and 2009, was USD 4.6 million and USD 0.4 million, respectively.

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 30, 2009.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 438 thousand were accrued as of June 30, 2009, of which EUR 32 thousand was recognized as interest expense during the six-month period then ended.

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

8. Contingency

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company asserting a claim for unspecified damages under a note. The Company has filed its Answer and asserted several affirmative defenses which, if successful, will reduce or eliminate its liability under the note, and intends to vigorously defend the lawsuit. However, there are no assurances that Private will ultimately prevail on its claims and defenses.

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

With respect to proprietary video titles, we released 87 titles during 2008, 101 titles during 2007, and 110 titles during 2006, including both new and archival material. We plan to release approximately 70 titles in 2009.

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

Revenues from mobile content sales (wireless) are recognized based on sales reported each month by mobile operators via aggregators. The aggregators do not report actual monthly sales for each of their operators to the Company until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

The Company also operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. The retail price of the Magazine/DVD packs is EUR 14.95 (USD 21.99). Since the national newsstand distributors have the right to return, the DVD packs are returned and the magazines are broken out in order to be sold on firm sale basis to wholesalers as back numbers at a lower price than new issues. The Company has historically sold all copies printed at an average price higher than, or equal, to cost.

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

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Net sales. For the three months ended June 30, 2009, we had net sales of EUR 6.2 million compared to net sales of EUR 5.2 million for the three months ended June 30, 2008, an increase of EUR 1.0 million, or 19%. The increase was the result of increased Internet sales offset by decreases in sales of DVD & Magazines and broadcasting. Internet sales increased EUR 2.4 million to EUR 3.4 million, which represents an increase of 235% compared to the same period last year. The increase in Internet sales was the result of the acquisition of GameLink. Broadcasting sales decreased EUR 0.7 million, or 39%, to EUR 1.1 million primarily as a result of a decrease in title sales, offset by increases in TV-channel sales and video on demand sales via IPTV and cable. Wireless sales in the period was EUR 0.4 million, which represented no change. DVD & Magazine sales decreased EUR 0.7 million, or 37%, to EUR 1.2 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below).

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 4.0 million for the three months ended June 30, 2009 compared to EUR 3.6 million for the three months ended June 30, 2008, an increase of EUR 0.4 million.

Included in cost of sales is Internet, broadcasting and wireless cost. printing, processing and duplication and amortization of library. Internet cost was EUR 1.8 million for the three months ended June 30, 2009 compared to EUR 0.3 million for the three months ended June 30, 2008. Internet cost as a percentage of related sales in the period was 54% compared to 28% in the same period last year. The increase of EUR 1.6 million was primarily the result of the acquisition of GameLink. Broadcasting and wireless cost was EUR 0.1 million for the three months ended June 30, 2009 compared to EUR 0.4 million for the three months ended June 30, 2008. Broadcasting and wireless cost as a percentage of related sales in the period was 5% compared to 19% in the same period last year. The decrease of EUR 0.3 million was primarily the result of lower wireless and broadcasting cost as result of more cost efficient content delivery. Printing, processing and duplication cost was EUR 0.5 million for the three months ended June 30, 2009 compared to EUR 1.3 million for the three months ended June 30, 2008, a decrease of EUR 0.7 million, or 58%. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 45% for the three months ended June 30, 2009 compared to 66% in the same period last year. Amortization of library was EUR 1.6 million for the three months ended June 30, 2009 compared to EUR 1.5 million for the three months ended June 30, 2008, which represents an increase of EUR 0.1 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended June 30, 2009, we realized a gross profit of EUR 2.1 million, or 35% of net sales compared to EUR 1.6 million, or 31% of net sales for the three months ended June 30, 2008. The increase in gross profit was the result of the acquisition of GameLink.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 4.4 million for the three months ended June 30, 2009 compared to EUR 2.9 million for the three months ended June 30, 2008, an increase of EUR 1.5 million, or 53%. The increase was the result of the acquisition of GameLink which added EUR 1.4 million and bad debt provision, which increased by EUR 0.1 million.

Operating loss. We reported an operating loss of EUR 2.2 million for the three months ended June 30, 2009 compared to an operating loss of EUR 1.2 million for the three months ended June 30, 2008. The increase in operating loss was the result of the increase in selling, general and administrative expenses which was offset by the increase in gross profit.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended June 30, 2009, compared to EUR 0.1 million for the three months ended June 30, 2008.

Income tax benefit. We reported income tax benefit of EUR 0.7 million for the three months ended June 30, 2009, compared to EUR 0.6 million for the three months ended June 30, 2008.

Net loss. We reported a loss of EUR 1.6 million for the three months ended June 30, 2009, compared to EUR 0.8 million for the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net sales. For the six months ended June 30, 2009, we had net sales of EUR 12.0 million compared to net sales of EUR 10.5 million for the six months ended June 30, 2008, an increase of EUR 1.5 million, or 15%. The increase was the result of increased Internet sales offset by decreases in sales of DVD & Magazines, broadcasting and wireless. Internet sales increased EUR 4.2 million to EUR 6.4 million, which represents an increase of 195% compared to the same period last year. The increase in Internet sales was the result of the acquisition of GameLink. Broadcasting sales decreased EUR 1.0 million, or 34%, to EUR 2.0 million primarily as a result of a decrease in title sales, offset by increases in TV-channel sales and video on demand sales via IPTV and cable. Wireless sales in the period decreased EUR 0.1 million, or 8%, to EUR 0.9 million. DVD & Magazine sales decreased EUR 1.6 million, or 38%, to EUR 2.6 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below).

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 7.6 million for the six months ended June 30, 2009 compared to EUR 7.0 million for the six months ended June 30, 2008, an increase of EUR 0.6 million.

Included in cost of sales is Internet, broadcasting and wireless cost. printing, processing and duplication and amortization of library. Internet cost was EUR 3.2 million for the six months ended June 30, 2009 compared to EUR 0.6 million for the six months ended June 30, 2008. Internet cost as a percentage of related sales in the period was 51% compared to 27% in the same period last year. The increase of EUR 2.7 million was primarily the result of the acquisition of GameLink. Broadcasting and wireless cost was EUR 0.2 million for the six months ended June 30, 2009 compared to EUR 0.6 million for the six months ended June 30, 2008. Broadcasting and wireless cost as a percentage of related sales in the period was 6% compared to 16% in the same period last year. The decrease of EUR 0.5 million was primarily the result of lower wireless and broadcasting cost as result of more cost efficient content delivery. Printing, processing and duplication cost was EUR 1.2 million for the six months ended June 30, 2009 compared to EUR 2.6 million for the six months ended June 30, 2008, a decrease of EUR 1.4 million, or 54%. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 45% for the six months ended June 30, 2009 compared to 61% in the same period last year. Amortization of library was EUR 3.0 million for the six months ended June 30, 2009 compared to EUR 3.2 million for the six months ended June 30, 2008, which represents a decrease of EUR 0.2 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of six to five years.

Gross Profit. In the six months ended June 30, 2009, we realized a gross profit of EUR 4.4 million, or 37% of net sales compared to EUR 3.5 million, or 33% of net sales for the six months ended June 30, 2008. The increase in gross profit was the result of the acquisition of GameLink.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 8.0 million for the six months ended June 30, 2009 compared to EUR 6.1 million for the six months ended June 30, 2008, an increase of EUR 1.9 million, or 31%. The increase was the result of the acquisition of GameLink which added EUR 2.5 million, which was offset by EUR 0.8 million in reduced selling, general and administrative expenses in all other areas except bad debt provision, which increased by EUR 0.2 million.

Operating loss. We reported an operating loss of EUR 3.6 million for the six months ended June 30, 2009 compared to an operating loss of EUR 2.6 million for the six months ended June 30, 2008. The increase in operating loss was the result of the increase in selling, general and administrative expenses which was offset by the increase in gross profit.

Interest expense. We reported interest expense of EUR 0.2 million for the six months ended June 30, 2009, compared to EUR 0.2 million for the six months ended June 30, 2008.

Income tax benefit. We reported income tax benefit of EUR 1.3 million for the six months ended June 30, 2009, compared to EUR 1.0 million for the six months ended June 30, 2008.

Net loss. We reported a loss of EUR 2.4 million for the six months ended June 30, 2009, compared to EUR 1.7 million for the six months ended June 30, 2008.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 12.8 million at June 30, 2009, a decrease of EUR 2.6 million compared to the year ended December 31, 2008. The decrease is principally attributable to a increase in current liabilities as a result of the acquisition of GameLink.

Operating Activities

Net cash provided by operating activities was EUR 2.6 million for the six months ended June 30, 2009, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 2.4 million was adjusted to reconcile net income to net cash flows from operating activities with depreciation of EUR 0.5 million, bad debt provision of EUR 0.2 million, amortization of other intangible assets of EUR 0.1 million, amortization of web pages of EUR 0.8 million and amortization of photographs and videos of EUR 3.0 million making a total of EUR 4.5 million, providing a net balance of EUR 2.1 million. The total of EUR 2.1 million was added to by changes in trade accounts receivable, inventories, prepaid expenses and other current assets and accrued other liabilities totaling EUR 1.8 million offset by EUR 1.3 million from related party receivable, income taxes payable and accounts payable trade. Net cash provided by operating activities was EUR 3.7 million for the six months ended June 30, 2008. The decrease in net cash provided by operating activities of EUR 1.1 million for the six months ended June 30, 2009 compared to the same period last year was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was EUR 2.3 million. The investing activities were principally capital expenditure of EUR 1.0 million and investment in library of photographs and videos of EUR 1.4 million, which was carried out in order to maintain the 2009 release schedules. Net cash used in investing activities decreased EUR 1.2 million over the same period last year. The decrease is principally due to lower investment activity in library of photographs and videos as a result of a lower demand for new releases on new media platforms as opposed to traditional media which required a higher frequency.

Financing Activities

Net cash used in financing activities for the six-month period ended June 30, 2009 was EUR 0.2 million. Compared to the six-month 2008 period there was no material change.

Contractual obligations

During the six-month period ended June 30, 2009, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2008.

Disputed Contractual Obligation

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Private’s Chairman and principal shareholder, and the guaranty is secured by 4,950,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003.

In April 2003 the Note was acquired by Consipio Holding B.V. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million, utilizing an interest rate of 7%. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private Common Stock. No payments have been made under the Note since February 2008, and the Note provides for interest to accrue on the unpaid principal amount of the Note until paid in full. Private believes that the amount due under the Note at June 30, 2009, including accrued interest, was no more than $2.6 million, utilizing an interest rate of 7%.

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company asserting a claim for unspecified damages under the Note. The Company has filed its Answer and asserted several affirmative defenses which, if successful, will reduce or eliminate its liability under the Note, and intends to vigorously defend the lawsuit. However, there are no assurances that Private will ultimately prevail on its claims and defenses. For additional information regarding the lawsuit, see “Part II – Item 1. Litigation” appearing elsewhere in this Report.

Outlook

We have been transitioning our business model from linear to digital content production and distribution over the last 18 months and this has affected our margins. As DVD and magazines sales have rapidly declined, we have made great progress moving to digital business with significant new media distribution deals and the monetization of our expansive library of content. We are now a leading adult content provider on all major digital platforms in Europe, and as they continue to build out and get larger, we project significant growth in both sales and net income. Specifically, we project the biggest gains to be achieved through: Internet, broadcasting and wireless. During the six-month period ending June 30, 2009, these platforms were responsible for 78% percent of our sales. Following is a discussion highlighting some of the important factors of our business going forward.

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

The acquisition of GameLink is a significant development that will substantially contribute to our growth, while creating economies of scale. We have been establishing our digital strategy for the last year, and concluded that the combination of Private with a major online retailer and accomplished platform developer is the approach to achieving our goals in the rapidly changing business landscape. The combined content assets of Private and core competencies of GameLink offer a compelling new business model. We will be expanding our joint internet strategies globally with new formats and applications to be launched in 2009. Additionally, we will be developing improved interactive functionality for new media platforms such as IPTV and mobile, and maximizing our content monetization with the existing vast Private library as well as aggregation of select international studios offering a wide range of content and genres for all platform needs. With this expanded digital strategic focus we expect to announce a variety of compelling new initiatives during 2009, including additional strategic acquisitions of Internet businesses.

Broadcasting

We are successfully implementing our new media strategy for growth of VOD (Video-on-Demand) via IPTV and to date we have contracted with 38 major platform operators in 24 countries in Europe, as the leading supplier of adult content. Currently we have gained more than 75% coverage of the European IPTV market2 and across all platforms, quarter by quarter, sales are growing continuously in line with the general growth of the market, or faster. Going forward, we expect to increase our market coverage in this rapidly expanding market, which compared to traditional pay-TV generates substantially higher sales per subscriber at a considerably better margin and subsequently this will contribute significantly to operating profit going forward.

Furthermore, the introduction of IPTV in Europe has challenged the Cable-TV industry and subsequently cable operators are rapidly upgrading their systems to provide the same functionality as IPTV. Recently we have contracted with two leading cable operators in Western Europe and going forward we expect to add further Cable/VOD platforms to our portfolio.

In relation to Private branded TV channels carrying our content in Europe and Latin America our partners Playboy TV Latin America and Playboy TV International continue to improve distribution. During the past twelve months, Playboy TV Latin America increased the distribution significantly in Brazil, Argentina and Central America and we expect to see positive impact from this going forward.

Wireless – Adult Mobile Content

With respect to mobile content, Private content is available to 1.2 billion handsets via 104 mobile network operators in 45 countries. In the end of 2008, we started optimizing our content delivery network of aggregators in order to secure a more aggressive long-term growth. Now this process is completed and consequently we expect sales to increase significantly going forward. Additionally, we are implementing a new off-portal strategy in 2009 to capitalize on the expected transition and growth with this new consumer access to mobile content.

The markets of Asia and the North America are still underexploited by us and therefore represent a significant growth potential. In addition, Mobile TV, increased penetration of smart-phones and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2009 and beyond3 .

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

Liquidity

We expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next twelve months. However, we are presently engaged in litigation regarding our obligations under a promissory note. An adverse outcome in this proceeding would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. In addition, we may need to raise additional funds to support more rapid expansion or respond to unanticipated requirements. Presently we have no commitments to obtain additional debt or equity financing. For further information regarding this litigation, see “Part I – Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations - Disputed Contractual Obligation” and “Part II – Item 1. – Litigation” appearing elsewhere in this Report.

If additional funds are raised through the issuance of equity securities, our shareholders’ percentage ownership will be reduced, they may experience additional dilution, or these newly issued equity securities may have rights, preferences, or privileges senior to those of our current shareholders. Additional financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, maintain the scope of our operations or respond to competitive pressures or unanticipated requirements, which could harm our business.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, United States District Court, Southern District of New York, Case No. 09-cv-4284.

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company asserting a claim for unspecified damages under a Note dated December 21, 2001 in the original principal amount of $4,000,000, which was guaranteed by Slingsby Enterprises Limited, an affiliate of the Company’s Chairman and principal shareholder. The guarantee is secured by 4,950,000 shares of the Company’s common stock. The Company has filed its Answer and asserted several affirmative defenses. The Company intends to vigorously defend the lawsuit. For additional information relating to this litigation see “Part I – Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations - Disputed Contractual Obligation” appearing elsewhere in this Report.

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: August 14, 2009	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer