Form 10-Q
period 2009-09-30
PRIVATE MEDIA GROUP INC
filed 2009-11-16
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at November 12, 2009
Common Stock, par value $.001	62,114,803

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30, (Unaudited)
	2008	2009	2009
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	552	319	468
Trade accounts receivable	6,066	5,402	7,944
Related party receivable	7,038	7,240	10,647
Inventories - net (Note 3)	5,038	4,027	5,923
Deferred income tax asset	6,188	6,188	9,100
Prepaid expenses and other current assets	1,238	876	1,288

TOTAL CURRENT ASSETS	26,120	24,051	35,370
Library of photographs and videos	15,138	12,838	18,879
Property, plant and equipment	3,154	5,878	8,644
Other intangible assets	2,971	4,783	7,034
Goodwill (Note 2)	2,132	10,106	14,861
Other investments	1,022	1,022	1,502
Other assets	321	290	426

TOTAL ASSETS	50,859	58,967	86,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	4,401	4,571	6,721
Current portion of long-term borrowings	—	129	190
Accounts payable trade	3,816	5,544	8,153
Income taxes payable	1,087	(89)	(131)
Deferred income taxes	24	24	35
Accrued other liabilities	920	1,349	1,983

TOTAL CURRENT LIABILITIES	10,249	11,527	16,952
Contingent consideration payable (Note 2)	—	3,575	5,258
Related party payable	—	185	273
Other long-term liabilities	—	212	311

TOTAL LIABILITIES	10,249	15,499	22,793
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2008 and September 30, 2009, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 53,580,494 and 62,114,803 issued and outstanding at December 31, 2008 and September 30, 2009, respectively	885	892	1,312
Additional paid-in capital	21,728	28,367	41,716
Retained earnings	22,074	18,481	27,178
Accumulated other comprehensive income	(4,077)	(4,272)	(6,283)

TOTAL SHAREHOLDERS’ EQUITY	40,610	43,467	63,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	50,859	58,967	86,716

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2008	2009	2008	2009	2009
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	4,557	5,757	15,009	17,736	26,083
Cost of sales	3,369	3,594	10,328	11,190	16,455

Gross profit	1,188	2,163	4,681	6,547	9,628
Selling, general and administrative expenses	2,611	3,622	8,725	11,601	17,060

Operating income (loss)	(1,423)	(1,459)	(4,043)	(5,054)	(7,433)
Interest expense	92	100	241	292	429
Interest income	70	57	186	167	246

Income (loss) before income taxes	(1,445)	(1,503)	(4,098)	(5,179)	(7,616)
Income tax (benefit)	(406)	(298)	(1,393)	(1,586)	(2,332)

Net income (loss)	(1,039)	(1,205)	(2,705)	(3,593)	(5,284)

Other comprehensive income:
Foreign currency translation adjustments	(775)	(9)	(1,540)	(195)	(287)

Comprehensive income	(1,815)	(1,214)	(4,245)	(3,788)	(5,571)

Net income (loss) per share:
Basic	(0.02)	(0.02)	(0.05)	(0.06)	(0.09)

Diluted	(0.02)	(0.02)	(0.05)	(0.06)	(0.09)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-months ended September 30, (unaudited)
	2008	2009	2009
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(2,705)	(3,593)	(5,284)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	828	684	1,006
Stock based compensation	10	3	4
Bad debt provision	218	435	640
Amortization of other intangible assets	93	93	137
Amortization of web pages	—	1,194	1,756
Amortization of photographs and videos	4,666	4,439	6,527
Effects of changes in operating assets and liabilities:
Trade accounts receivable	1,680	306	450
Related party receivable	(219)	(188)	(276)
Inventories	859	1,227	1,804
Prepaid expenses and other current assets	1,275	471	692
Accounts payable trade	(731)	(155)	(228)
Income taxes payable	(941)	(1,176)	(1,730)
Accrued other liabilities	(254)	(406)	(597)

Net cash provided by operating activities	4,778	3,333	4,902
Cash flows used in investing activities:
Investment in library of photographs and videos	(3,404)	(2,139)	(3,145)
Capital expenditures	(1,062)	(1,235)	(1,817)
Cash received in acquisition	—	35	52
Investments in (sale of) other assets	43	32	47

Net cash (used in) investing activities	(4,423)	(3,307)	(4,863)
Cash flows from financing activities:
Short-term borrowings – repayments	(215)	(140)	(206)
Short-term borrowings – additions	333	144	212
Long-term borrowings – repayments	(111)	(100)	(147)
Long-term borrowings – additions	—	31	45

Net cash (used in) provided by financing activities	7	(65)	(95)
Foreign currency translation adjustment	(1,540)	(195)	(287)

Net (decrease) increase in cash and cash equivalents	(1,177)	(234)	(343)
Cash and cash equivalents at beginning of the period	1,599	552	811

Cash and cash equivalents at end of the period	421	319	468

Cash paid for interest	120	168	247

Cash paid for taxes	—	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2008	53,580,494	885	21,718	27,262	(3,118)	46,748
Stock based compensation	—	—	9	—	—	9
Translation adjustment	—	—	—	—	(959)	(959)
Net income (loss)	—	—	—	(5,188)	—	(5,188)

Balance at December 31, 2008	53,580,494	885	21,727	22,074	(4,077)	40,610
Shares issued in acquisition (Note 2)	8,534,309	7	6,637	—	—	6,644
Stock based compensation	—	—	3	—	—	3
Translation adjustment	—	—	—	—	(195)	(195)
Net income (loss)	—	—	—	(3,593)	—	(3,593)

Balance at September 30, 2009	62,114,803	892	28,367	18,481	(4,272)	43,468

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The accompanying consolidated financial statements do not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2008.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2009 and for the nine months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.68 per USD 1.00 the interbank exchange rate on September 30, 2009. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

Supplemental Accounting Policies

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. One of the Company’s primary sources of revenue is sales of its video on-demand offerings, which are sold directly via its on-line retail website and paid for almost exclusively by credit card. The Company recognizes revenue from video-on-demand when the service is rendered and collectability is reasonably assured, specifically, when the customer’s credit card is charged, which is, in most cases, simultaneous with delivery of the on-demand video. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. The Company also offers a prepaid video on-demand service in which a customer purchases a number of minutes of on-demand video at a set rate per minute based on the number of minutes purchased. The rate per minute decreases as the number of prepaid minutes increases. The Company records revenue from pre-pay customers as deferred revenue prior to commencement of services and recognizes revenue as the services are rendered. Prepaid minutes purchased under this program do not expire.

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

10,219

The Company incurred EUR 186 thousand in acquisition-related costs, which are included in selling, general, and administrative expenses in Private’s income statement for the nine months ending September 30, 2009.

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

The contingent consideration of EUR 3,575 thousand was valued at its acquisition date fair value using the lattice model. The Company believes that the target EBITDA will be reached by the end of the contingency period. The contingent consideration is classified as a liability and will be re-measured at its current fair value each reporting period until the contingency is resolved.

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

The amounts of GameLink’s revenue and earnings included in Private’s consolidated income statement for the nine months ended September 30, 2009, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2008, are:

	Revenue	Earnings
	EUR	EUR
	(in thousands)
Actual from January 20, 2009 – September 30, 2009	6,973	(52)
Supplemental pro forma from January 1, 2009 – September 30, 2009	18,294	(3,656)
Supplemental pro forma from January 1, 2008 – September 30, 2008	23,269	(2,690)
Actual from July 1, 2009 – September 30, 2009	2,202	(135)
Supplemental pro forma from July 1, 2008 – September 30, 2008	7,394	(1,034)

3. Inventories

Inventories consist of the following:

	December 31,	September 30,
	2008	2009
	EUR	EUR
	(in thousands)
Magazines for sale and resale	2,394	1,787
DVDs	2,330	1,957
Other	314	284

	5,038	4,027

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

4. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
	2008	2009	2008	2009
Numerator: (EUR in thousands)
Net income (loss)	(1,039)	(1,205)	(2,705)	(3,593)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	53,580,494	62,114,803	53,580,494	61,467,910
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	n/a	—	n/a	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	—	n/a	—

Earnings (loss) per share (in EUR)
Basic	(0.02)	(0.02)	(0.05)	(0.06)

Diluted	(0.02)	(0.02)	(0.05)	(0.06)

For the three and nine months ended September 30, 2008 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.02, and EUR 0.05, respectively. For the three months and nine months ended September 30, 2008, the equivalent of 1,813, and 6,569 common shares derived from dilutive securities such as options, warrants and convertible notes are excluded from the diluted earnings per share as they are anti-dilutive.

5. Stock-based compensation

The Company has had an Employee Stock Option Plan as described below. The compensation cost charged against income for the nine-month periods ended September 30, 2008 and 2009 was EUR 10,000 and EUR 3,000, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

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

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following general assumptions were used: a) expected volatility was based on historical volatility of our stock, b) expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield was zero based on the Company’s Dividend Policy. During the nine month periods ended September 30, 2008 and 2009 no grants were made.

A summary of stock option activity for the nine month period ended September 30, 2009 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2009	1,888,920	4.99
Granted	—	—
Exercised	—	—
Expired/Forfeited	1,306,920	5.09

Outstanding September 30, 2009	582,000	4.69	0.2	—

Exercisable September 30, 2009	569,000	4,77	0.1	—

During the nine month periods ended September 30, 2008 and 2009, no options under our stock option plan were exercised.

As of September 30, 2009, there was USD 399 of total unrecognized compensation cost related to nonvested option granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.1 years. The total fair value of all shares vested and outstanding at September 30, 2008 and 2009, was USD 4.6 million and USD 0.4 million, respectively.

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 30, 2009.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 463 thousand were accrued as of September 30, 2009, of which EUR 57 thousand was recognized as interest expense during the nine-month period then ended.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

8. Subsequent events

Acquisition

On October 29, 2009, Private completed the acquisition of the business of Sureflix Digital Distribution Inc. and Sureflix Digital Logistics Inc., companies engaged in the business of digital distribution of premium gay adult content, pursuant to the terms of an Acquisition Agreement with the owners of the acquired companies entered into on October 9, 2009, and previously reported on Form 8-K filed with the SEC on October 16, 2009. The purchase price is being paid by the issuance of up to 6,000,000 non-voting Class A Preference Shares of the newly formed Private subsidiary which acquired the operations of the Sureflix companies, which shares are exchangeable under certain circumstances on a one-for-one basis for shares of Private Common Stock.

Pursuant to the terms of the Acquisition Agreement 3,300,000 Class A Preference Shares were issued at the closing; an additional 300,000 Class A Preference Shares are issuable on the one year anniversary of the closing; and an additional 300,000 Class A Preference Shares are issuable on the two year anniversary of the closing. Up to an additional 2,100,000 Class A Preference Shares are issuable if the combined EBITDA of the digital media operations of Private and the acquired companies meet specified targets in the three months ended December 31, 2009, the two 12-month periods ending December 31, 2010 and 2011, and the nine month period ending September 30, 2012. For further information, please see our Current Reports filed on Form 8-K with the SEC (www.sec.gov) on October 16 and November 3, 2009.

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

Recognition of Revenue

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. One of the Company’s primary sources of revenue is sales of its video on-demand offerings, which are sold directly via its on-line retail website and paid for almost exclusively by credit card. The Company recognizes revenue from video on demand when the service is rendered and collectability is reasonably assured, specifically, when the customer’s credit card is charged, which is, in most cases, simultaneous with delivery of the on-demand video. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. The Company also offers a prepaid video on-demand service in which a customer purchases a number of minutes of on-demand video at a set rate per minute based on the number of minutes purchased. The rate per minute decreases as the number of prepaid minutes increases. The Company records revenue from pre-pay customers as deferred revenue prior to commencement of services and recognizes revenue as the services are rendered. Prepaid minutes purchased under this program do not expire.

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

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Net sales. For the three months ended September 30, 2009, we had net sales of EUR 5.8 million compared to net sales of EUR 4.6 million for the three months ended September 30, 2008, an increase of EUR 1.2 million, or 26%. The increase was the result of increased Internet sales offset by decreases in sales of DVD & Magazines and broadcasting. Internet sales increased EUR 1.7 million to EUR 2.9 million, which represents an increase of 151% compared to the same period last year. The increase in Internet sales was the result of the acquisition of GameLink. Broadcasting sales decreased EUR 0.4 million, or 31%, to EUR 1.0 million primarily as a result of a decrease in Hotel room and title sales, offset by increases in TV-channel and video on demand sales via IPTV and cable. Wireless sales in the period was EUR 0.4 million, which represented no change. DVD & Magazine sales decreased EUR 0.1 million, or 5%, to EUR 1.5 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below).

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 3.6 million for the three months ended September 30, 2009 compared to EUR 3.4 million for the three months ended September 30, 2008, an increase of EUR 0.2 million, or 7%.

Included in cost of sales is Internet, broadcasting and wireless, printing, processing and duplication and amortization of library. Internet cost was EUR 1.5 million for the three months ended September 30, 2009 compared to EUR 0.3 million for the three months ended September 30, 2008. Internet cost as a percentage of related sales in the period was 51% compared to 25% in the same period last year. The increase of EUR 1.2 million was primarily the result of the acquisition of GameLink. Broadcasting and wireless cost was EUR 0.2 million for the three months ended September 30, 2009 compared to EUR 0.4 million for the three months ended September 30, 2008. Broadcasting and wireless cost as a percentage of related sales in the period was 13% compared to 21% in the same period last year. The decrease of EUR 0.2 million was primarily the result of lower wireless and broadcasting cost as result of more cost efficient content delivery. Printing, processing and duplication cost was EUR 0.5 million for the three months ended September 30, 2009 compared to EUR 1.2 million for the three months ended September 30, 2008, a decrease of EUR 0.7 million, or 60%. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 33% for the three months ended September 30, 2009 compared to 77% in the same period last year. Amortization of library was EUR 1.5 million for the three months ended September 30, 2009 compared to EUR 1.5 million for the three months ended September 30, 2008, which represents no change. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended September 30, 2009, we realized a gross profit of EUR 2.2 million, or 38% of net sales compared to EUR 1.2 million, or 26% of net sales for the three months ended September 30, 2008. The increase in gross profit was the result of the acquisition of GameLink.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.6 million for the three months ended September 30, 2009 compared to EUR 2.6 million for the three months ended September 30, 2008, an increase of EUR 1.0 million, or 39%. The increase was the result of the acquisition of GameLink.

Operating loss. We reported an operating loss of EUR 1.4 million for the three months ended September 30, 2009 compared to an operating loss of EUR 1.4 million for the three months ended September 30, 2008.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended September 30, 2009, compared to EUR 0.1 million for the three months ended September 30, 2008.

Income tax benefit. We reported income tax benefit of EUR 0.3 million for the three months ended September 30, 2009, compared to EUR 0.4 million for the three months ended September 30, 2008.

Net loss. We reported a loss of EUR 1.2 million for the three months ended September 30, 2009, compared to EUR 1.0 million for the three months ended September 30, 2008.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Net sales. For the nine months ended September 30, 2009, we had net sales of EUR 17.7 million compared to net sales of EUR 15.0 million for the nine months ended September 30, 2008, an increase of EUR 2.7 million, or 18%. The increase was the result of increased Internet sales offset by decreases in sales of DVD & Magazines, broadcasting and wireless. Internet sales increased EUR 6.0 million to EUR 9.3 million, which represents an increase of 180% compared to the same period last year. The increase in Internet sales was the result of the acquisition of GameLink. Broadcasting sales decreased EUR 1.5 million, or 33%, to EUR 3.0 million primarily as a result of a decrease in cabin royalties and title sales, offset by increases in TV-channel and video on demand sales via IPTV and cable. Wireless sales in the period decreased EUR 0.1 million, or 6%, to EUR 0.1.3 million. DVD & Magazine sales decreased EUR 1.7 million, or 29%, to EUR 4.1 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below).

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 11.2 million for the nine months ended September 30, 2009 compared to EUR 10.3 million for the nine months ended September 30, 2008, an increase of EUR 0.9 million, or 8%.

Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 4.7 million for the nine months ended September 30, 2009 compared to EUR 0.9 million for the nine months ended September 30, 2008. Internet cost as a percentage of related sales in the period was 51% compared to 26% in the same period last year. The increase of EUR 3.8 million was primarily the result of the acquisition of GameLink. Broadcasting and wireless cost was EUR 0.4 million for the nine months ended September 30, 2009 compared to EUR 1.0 million for the nine months ended September 30, 2008. Broadcasting and wireless cost as a percentage of related sales in the period was 9% compared to 17% in the same period last year. The decrease of EUR 0.6 million was primarily the result of lower wireless and broadcasting cost as result of more cost efficient content delivery. Printing, processing and duplication cost was EUR 1.7 million for the nine months ended September 30, 2009 compared to EUR 3.8 million for the nine months ended September 30, 2008, a decrease of EUR 2.1 million, or 56%. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 41% for the nine months ended September 30, 2009 compared to 65% in the same period last year. Amortization of library was EUR 4.4 million for the nine months ended September 30, 2009 compared to EUR 4.7 million for the nine months ended September 30, 2008, which represents a decrease of EUR 0.3 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the nine months ended September 30, 2009, we realized a gross profit of EUR 6.5 million, or 37% of net sales compared to EUR 4.7 million, or 31% of net sales for the nine months ended September 30, 2008. The increase in gross profit of EUR 1.9 million, or 40% was primarily the result of the acquisition of GameLink.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 11.6 million for the nine months ended September 30, 2009 compared to EUR 8.7 million for the nine months ended September 30, 2008, an increase of EUR 2.9 million, or 33%. The increase was the result of the acquisition of GameLink which added EUR 3.5 million, which was offset by EUR 0.8 million in reduced selling, general and administrative expenses in all other areas except bad debt provision, which increased by EUR 0.2 million.

Operating loss. We reported an operating loss of EUR 5.0 million for the nine months ended September 30, 2009 compared to an operating loss of EUR 4.0 million for the nine months ended September 30, 2008. The increase of EUR 1.0 million in operating loss was the result of the increase in selling, general and administrative expenses which was offset by the increase in gross profit.

Interest expense. We reported interest expense of EUR 0.3 million for the nine months ended September 30, 2009, compared to EUR 0.2 million for the nine months ended September 30, 2008.

Income tax benefit. We reported income tax benefit of EUR 1.6 million for the nine months ended September 30, 2009, compared to EUR 1.4 million for the nine months ended September 30, 2008.

Net loss. We reported a loss of EUR 3.6 million for the nine months ended September 30, 2009, compared to EUR 2.7 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 12.5 million at September 30, 2009, a decrease of EUR 3.3 million compared to the year ended December 31, 2008. The decrease is principally attributable to a increase in current liabilities as a result of the acquisition of GameLink.

Operating Activities

Net cash provided by operating activities was EUR 3.3 million for the nine months ended September 30, 2009, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 3.6 million was adjusted to reconcile net income to net cash flows from operating activities with depreciation of EUR 0.7 million, bad debt provision of EUR 0.4 million, amortization of other intangible assets of EUR 0.1 million, amortization of web pages of EUR 1.2 million and amortization of photographs and videos of EUR 4.4 million making a total of EUR 6.8 million, providing a net balance of EUR 3.3 million. The total of EUR 3.3 million was added to by changes in trade accounts receivable, inventories, prepaid expenses and other current assets and totaling EUR 2.0 million offset by EUR 2.0 million from related party receivable, accounts payable trade, income taxes payable and accrued other liabilities. Net cash provided by operating activities was EUR 4.8 million for the nine months ended September 30, 2008. The decrease in net cash provided by operating activities of EUR 1.5 million for the nine months ended September 30, 2009 compared to the same period last year was primarily the result of cash related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was EUR 3.3 million. The investing activities were principally capital expenditure of EUR 1.2 million and investment in library of photographs and videos of EUR 2.1 million, which was carried out in order to maintain the 2009/2010 release schedules. Net cash used in investing activities decreased EUR 1.1 million over the same period last year. The decrease is principally due to lower investment activity in library of photographs and videos as a result of a lower demand for new releases on new media platforms as opposed to traditional media which required a higher frequency.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2009 was EUR 0.1 million. Compared to the nine-month 2008 period there was no material change.

Contractual obligations

During the nine-month period ended September 30, 2009, we have not experienced any material changes in our contractual obligations compared to what was reported in our Form 10-K for the year ended December 31, 2008.

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

In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private Common Stock. No payments have been made under the Note since February 2008, and the Note provides for interest to accrue on the unpaid principal amount of the Note until paid in full. Private believes that the amount due under the Note at September 30, 2009, including accrued interest, was no more than $2.6 million, utilizing an interest rate of 7%.

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

Outlook

We have been transitioning our business model from linear to digital content production and distribution over the last 18 months and this has affected our margins. As DVD and magazines sales have rapidly declined, we have made great progress moving to digital business with significant new media distribution deals and the monetization of our expansive library of content. We are now a leading adult content provider on all major digital platforms in Europe, and as they continue to build out and get larger, we project significant growth in both sales and net income. Specifically, we project the biggest gains to be achieved through: Internet, broadcasting and wireless. During the nine-month period ending September 30, 2009, these platforms were responsible for 77% percent of our sales. Following is a discussion highlighting some of the important factors of our business going forward.

Internet

On January 20, 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over 100,000 users daily. Including 70,000 video titles, GameLink has the largest library of digital and physical adult media and novelties in the United States. The Company offers VOD in multiple media formats including streaming and downloads to computers and iPhones. GameLink’s infrastructure is the most robust in the industry and is highly flexible, customizable and scalable designed to support multiple retail strategies and products simultaneously. Additionally, through its related companies, GameLink offers third-party and white-label ecommerce solutions and development. For the year ended 2008 Gamelink and its affiliates reported consolidated net sales of USD 16.4 million.

On October 29, 2009 we continued the ongoing expansion of our global digital media platform through the acquisition of Sureflix Digital Distribution and its affiliates, companies engaged in the business of digital distribution of premium gay adult content. Sureflix is a leading global supplier of adult programming. The company operates a vast network of more than 100 pay-per-view VOD websites and has a North American broadcast presence. It represents premium production studios in global television broadcast (cable, satellite), mobile, IPTV and Internet VOD markets. Sureflix has not only in-depth knowledge of adult programming, but also significant VOD technology and marketing expertise. For the year ended 2008, Sureflix and its affiliates reported consolidated net sales of USD 8.5 million.

The acquisitions of GameLink and Sureflix are a significant development that will substantially contribute to our growth, while creating economies of scale. As part of our digital strategy, we have established that the combination of Private with major online retailers and accomplished platform developers is the approach to achieving our goals in the rapidly changing business landscape. The combined content assets of Private and core competencies of GameLink and Sureflix offer a compelling new business model. We will be expanding our joint Internet strategies globally with new formats and applications to be launched in 2010. Additionally, we will be developing improved interactive functionality for new media platforms such as IPTV and mobile, and maximizing our content monetization with the existing vast Private library as well as aggregation of select international studios offering a wide range of content and genres for all platform needs.

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

The markets of Asia and the North America are still underexploited by us and therefore represent a significant growth potential. In addition, Mobile TV, increased penetration of smart-phones and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2009 and beyond3.

[2]

According to Global IPTV Forecasts made by MRG (Multimedia Research Group, Inc.) in 2008, the number of global IPTV subscribers is estimated to grow from 20.4 million in 2008 to 89.1 million in 2012, a compound annual growth rate of 45 percent. Europe continues to be the biggest market for IPTV, with France significantly leading the growth projections through its principal telcos. The number of IPTV subscribers in Europe is forecasted to grow from approximately 10.5 million in 2008 to 36.4 million in 2012.

[3]

Juniper Research estimates in its white paper Monetising Adult Content on the Mobile (December 2008) that the global mobile adult content market will increase from US$2.2 billion in 2008 to US$4.9 billion by 2013.

DVDs & Magazines

As we further transition into global digital content delivery, DVD pricing and volume is being affected considerably and as a result the industry in general is experiencing a severe downturn in DVD sales. In view of the aforementioned, we continue to re-strategize our distribution of DVDs and Magazines to reduce any further negative impact of this downward DVD trend.

Liquidity

We expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next twelve months. However, we are presently engaged in litigation regarding our obligations under a promissory note. An adverse outcome in this proceeding would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. In addition, we may need to raise additional funds to support more rapid expansion or respond to unanticipated requirements. Presently we have no commitments to obtain additional debt or equity financing. For further information regarding this litigation, see “Part I – Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations -Disputed Contractual Obligation” and “Part II – Item 1. – Litigation” appearing elsewhere in this Report.

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

We transact our business in various currencies, principally the Euro and the U.S dollar and certain other European Union currencies. We generally attempt to limit exposure to currency rate fluctuations by matching transaction currencies (revenues/expenses) to the functional currency of its operating subsidiaries. Our exposure to market risk for fluctuations in foreign currency exchange rates relates primarily to fluctuations in the Euro versus the U.S dollar. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euro using the average exchange rate for the fiscal year. The balance sheet is translated at the year-end exchange rate. Due to the significance of the results reported in dollars the impact of the euro/dollar exchange rate on our major categories of revenue and expense can be material.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date:	November 16, 2009	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer