Form 10-K
period 2009-12-31
PRIVATE MEDIA GROUP INC
filed 2010-05-25
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2009, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $17,169,297. The aggregate market value has been computed by reference to the last sales price of the common stock on June 30, 2009.

On May 11, 2010 the registrant had 20,705,823 shares of Common Stock outstanding.

PART I

ITEM 1.	BUSINESS

This Report includes forward-looking statements. Statements other than statements of historical fact included in this Report, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report regarding future events or prospects, are forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “should” or variations of these words, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We have based these forward-looking statements on our current view with respect to future events and financial performance. These views involve a number of risks and uncertainties which could cause actual results to differ materially from those we predict in our forward-looking statements and from our past performance. Although we believe that the estimates and projections reflected in our forward-looking statements are reasonable, they may prove incorrect, and our actual results may differ, as a result of the following uncertainties and assumptions:

•	our business development, operating development and financial condition;

•	our expectations of growth in demand for our products and services;

•	the impact of competition on revenues and margins;

•	our expansion and acquisition plans;

•	the impact of expansion on our revenue potential, cost basis and margins;

•	the effects of regulatory developments and legal proceedings on our business;

•	the impact of exchange rate fluctuations; and

•	our ability to obtain additional financing.

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

Effective March 11, 2010, we implemented a 1:3 reverse stock split of our common stock. Accordingly, all share and per share values reflected have been adjusted to give effect to the reverse stock split.

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

Private Media Group, Inc. is incorporated in the State of Nevada. In accordance with Nevada law we maintain a registered office at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada. Our European headquarters are located at the offices of one of our principal operating subsidiaries, Milcap Media Group, S.L.U, whose address is Calle de la Marina 16-18, Floor 18, Suite D, 08005 Barcelona, Spain, telephone +34-93-620 80 90. Our U.S. headquarters are located at 537 Stevenson Street, San Francisco, California 94103, telephone (415) 575-9700.

We acquire worldwide rights to still photography and motion pictures tailored to our specifications from independent producers/directors and process these images into products suitable for popular media formats such as print publications, DVDs and electronic media content for Internet, mobile and broadcasting distribution. We distribute our adult media content directly, and through a network of local affiliates and independent distributors, through multiple channels, including (1) newsstands, video rental stores, travel retail and adult bookstores, (2) mail order catalogues, (3) IPTV (Internet Protocol Television), cable, satellite and hotel television programming, (4) over the Internet via proprietary and third party websites and (5) wireless telephony. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties. In the fiscal year ended December 31, 2009, we had net sales of EUR 23.1 million and a net loss of EUR 20.5 million.

Our business was founded in 1965 and achieved initial success through our flagship publication, Private, the first full color, hard-core sex publication in the world. Today, we produce one X-rated periodical magazine: Private. As of December 31, 2009, we had compiled a digital archive of more than two million photographs and all of our 547 issues of print publications. Approximately 50,000 copies of our print publications are distributed together with DVDs each month at retail price of approximately Euro 14.50-19.50.

Since 1992, we have also acquired, processed and distributed adult motion picture entertainment. We acquire worldwide rights to motion pictures that meet our exacting standards for entertainment content and production value from independent producers/directors, either under exclusive contracts or on a freelance basis. We then process these motion pictures to ensure consistent image quality and prepare and customize them for distribution in several formats, including DVDs, broadcasting, which includes IPTV, cable, satellite and hotel television programming, and the Internet. Our proprietary motion pictures and those produced by joint ventures in which we participate have received more than 180 industry awards since 1994, evidencing our success in setting high quality standards for our industry. As of December 31, 2009, our movie library contained 1,349 titles. We expect to add more than 50 titles in 2010.

We license our content to cable & satellite television operators and IPTV platforms as well as to hotels. Through different partnerships, we have also launched two television channels, The Private Channel and PrivateSpice, which broadcast our content. Consumers pay for these products either on a video-on-demand, pay-per-view or subscription basis.

Since 1997, we have expanded our presence in emerging electronic markets such as the Internet, broadcasting and hand-held devices including both mobile phones, iPods and other MP4 players. We believe that these technologies represent a substantial growth opportunity for us in the future.

We launched our first Internet website, www.private.com, in 1997. We now own a number of sites directed at specific customer bases, including www.gamelink.com and www.maleflixxx.tv. We also generate incremental sales by licensing our trademarks and proprietary adult media content for use on the websites of other companies.

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

On December 19, 1997 Private Media Group, Inc. entered into acquisition agreements with Milcap Media Limited and Cine Craft Limited to acquire all of their outstanding capital stock in exchange for 7,500,000 shares of Common Stock, 7,000,000 shares of the $4.00 Series A Preferred Stock, and 875,000 common stock purchase warrants. Private Media Group, Inc. completed these acquisitions on June 12, 1998. In connection with these acquisitions, in December 1997 the parent company changed its corporate name to Private Media Group, Inc. and declared a one for five reverse split of its Common Stock.

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

To be at the forefront of the adult entertainment industry in adapting new technology and distribution channels such as wireless and IPTV1 distribution of our content. By actively seeking out and utilizing advanced technologies such as Internet, digital cable and satellite television, IPTV and wireless devices to distribute our content, we expect to increase revenues with minimal incremental cost.

To be able to deliver our entire movie library, including metadata, via any new format in order to facilitate distribution and provide unparalleled service. We have developed an extensive library of motion pictures and other pictorial content. Until recently, this library was archived on a master print, which would allow duplication in traditional media. New forms of electronic distribution provide us with an opportunity to use this content by distributing it through new forms of media, such as, Internet, IPTV broadcasting and wireless devices.

Continue to increase and strengthen brand awareness. We have developed strong brand awareness within each of our magazines and videos’ targeted markets. We own the worldwide rights to all of our content. We seek to strengthen awareness of our brand name by consistently featuring the Private label prominently in our product packaging, cross-promoting our own products and distributing under the Private label complementary or ancillary non-media products that are consistent with an adult entertainment lifestyle.

1	IPTV (Internet Protocol Television) describes a system where a digital television service is delivered to subscribing consumers using the Internet Protocol over a broadband connection.

Our Competitive Strengths

We believe the following strengths, among others, will enable us to exploit global market for adult entertainment:

Recognized brand name

We believe that our target customers associate the Private brand name with high quality adult entertainment products and services. This name recognition attracts leading producers of adult media content, as well as distributors and prospective joint venture partners interested in working with Private Media Group. We believe that the strength of our brand name leads to more favorable economic terms than we could otherwise obtain in our processing and distribution contracts, and enables us to negotiate favorable revenue sharing arrangements and joint ventures from which we derive significant licensing fees and royalty income. We have entered into joint venture and co-branding agreements with leading participants in our industry, including Playboy and Penthouse. We seek to strengthen awareness of our brand name by consistently featuring the Private label prominently in our product packaging, cross-promoting our own products and distributing under the Private label complementary or ancillary non-media products that are consistent with an adult entertainment lifestyle. We believe that these activities engender a loyal customer base which, in turn, enables us to grow even with relatively modest external advertising and marketing expenditures.

Established market position and distribution network

We have access to a well-established worldwide distribution network which has been built up over the past 40 years, including some + 100,000 points of sale in over 40 countries as of December 31, 2009. In many markets, we believe that our established presence hinders our competitors’ ability to break into the market. In some cases, exclusive distribution agreements improve our market position further. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. In electronic media categories, we have entered into strategic alliances with a number of leading international service providers. In addition, we have assembled an internal team of Internet specialists to maintain and improve our Internet infrastructure and electronic products and services. In January 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliate, companies engaged in digital distribution of adult content over the Internet and eCommerce development. On October 29, 2009 we continued the ongoing expansion of our global digital media platform through the acquisition of Sureflix Digital Distribution and its affiliates, companies engaged in the business of digital distribution of premium gay adult content. Sureflix is a leading global supplier of adult programming. We believe that our broad, multi-format distribution network affords our customers convenient access to high quality adult media content in the format of their choice.

Extensive library of high quality adult media content

We have an extensive library of high quality adult media content. As of December 31, 2009, our library included still photographs developed for more than 500 back-issues of magazines and 1,000 movie titles. We hold exclusive worldwide rights to this entire content archive. This has enabled us to enter into distribution arrangements with a wide range of media content platforms, including leading international telecoms and broadcasting companies. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. Our video archive is now also stored in rich media digital format, which can be converted into any known file format and delivered digitally online or on hard drives. We believe that this electronic archive constitutes one of the largest libraries of high quality adult media content in the world.

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

Experienced professional management

Our management team has extensive experience in the acquisition and distribution of adult media content and in general business administration. Berth H. Milton, our Chairman of the Board and President, has extensive knowledge of our industry and has successfully founded and developed other profitable businesses. Other members of our management team have broad expertise in content acquisition, sales and marketing, technology and finance, and have contributed to our record of growth in our core business and in acquiring and integrating companies in related businesses.

Our Principal Products and Markets

Internet Services

We launched our first Internet website, private.com, in 1997. We now own a number of sites directed at specific customer bases, including gamelink.com and maleflixxx.com. In January 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliate, companies engaged in digital distribution of adult content over the Internet and eCommerce development. On October 29, 2009 we continued the ongoing expansion of our global digital media platform through the acquisition of Sureflix Digital Distribution and its affiliates, companies engaged in the business of digital distribution of premium gay adult content. We also generate incremental sales by licensing our trademarks and proprietary adult media content for use on the websites of other companies.

Video

Since 1992, we have acquired and distributed adult motion picture entertainment. These productions generally feature men and women in a variety of erotic and sexual situations, in hardcore and softcore versions. We maintain the ownership and copyrights of every movie we acquire. As of December 31, 2009, our movie library contained 1,349 movie titles. We expect to release more than 50 movie titles in 2010, with distribution through our worldwide network. These products are sold by both traditional and technologically advanced distributors, and wholesalers worldwide. Distributors include national video store and newsstand distribution networks, and Internet, IPTV, cable, satellite, mobile telephone network and hotel television operators.

Wireless - Mobile Entertainment

We launched our mobile content program in 2003. We generate revenues from wireless deals both on- and off-portal and our current principal market is Europe. Our product offering currently consist of games and rich-media mobile downloads including; MMS, wallpapers, screensavers, video clips and video streaming.

Magazine Publications

We are the publisher of Private, an international X-rated magazine. Private was founded in 1965, and was the first full color, hardcore sex publication in the world. We distribute the magazine through newsstands and other retail outlets.

INTERNET SERVICES

Private Media Group’s Internet team has combined its extensive media library with the most advanced technology to take advantage of the growth of Internet access and new distribution methods. Private has developed several key product offerings which include a subscription based service and an Internet shop. In January 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliate, companies engaged in digital distribution of adult content over the Internet and eCommerce development. On October 29, 2009 we continued the ongoing expansion of our global digital media platform through the acquisition of Sureflix Digital Distribution and its affiliates, companies engaged in the business of digital distribution of premium gay adult content.

Websites

Private.com (www.private.com) is a membership site which offers access to high-quality adult content that includes full-length Private movies, photosets, sex-stories, a full library of Private magazines in image and downloadable PDF format. In addition, subscribers receive access to live webcams. Premium content is also accessible through Private.com in a variety of different formats. The site offers various payment methods to suit the ever-changing demands of the end-users that include credit card subscriptions, cards and online checks. All payments are made through a secured system and verification process that are in-line with the International and local e-commerce regulations. Private.com acquires customers primarily through advertising in its DVDs, magazines and broadcast programming with minimal incremental cost. It also acquires new customers through its affiliate program Private Cash.

Private VOD (www.privatevod.com) is an eCommerce site which offers a catalogue of Private videos in multiple media formats including streaming and downloads to computers and mobile phones. The site is based on GameLink’s outstanding technology for eCommerce sites.

GameLink.com. On January 20, 2009 we expanded our Internet operations through the acquisition of the company Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over 100,000 users daily. Including 70,000 video titles, GameLink has the largest library of digital and physical adult media and novelties in the United States. The Company offers VOD in multiple media formats including streaming and downloads to computers and mobile phones. GameLink’s infrastructure is the most robust in the industry and is highly flexible, customizable and scalable designed to support multiple retail strategies and products simultaneously. Additionally, through its related companies, GameLink offers third-party and white-label ecommerce solutions and development.

Maleflixxx.com. On October 29, 2009 we continued the ongoing expansion of our global digital media platform through the acquisition of Sureflix Digital Distribution and its affiliates, companies engaged in the business of digital distribution of premium gay adult content. Sureflix is a leading global supplier of adult programming. The company operates a vast network of more than 100 pay-per-view VOD websites and has a North American broadcast presence. It represents premium production studios in global television broadcast (cable, satellite), mobile, IPTV and Internet VOD markets. Sureflix has not only in-depth knowledge of adult programming, but also significant VOD technology and marketing expertise.

The acquisitions of GameLink and Sureflix are a significant development that will substantially contribute to our growth, while creating economies of scale. As part of our digital strategy, we have established that the combination of Private with major online retailers and accomplished platform developers is the approach to achieving our goals in the rapidly changing business landscape. The combined content assets of Private and core competencies of GameLink and Sureflix offer a compelling new business model. We will be expanding our joint Internet strategies globally with new formats and applications to be launched in 2010. In May 2010 we are launching our new private.com membership platform which we have been building since mid 2009. The new platform will feature a number of proprietary sites and it will also be available as a white label version which we expect will attract adult content providers affiliate worldwide. The new platform is forecasted to improve conversion rates and receive twenty times more traffic compared to our existing membership platform. In addition, the new platform has been built to be substantially less labor intensive to operate compared to the existing one. Following the rollout of the new membership platform, we will launch a new video-on-demand platform following the same concept. Both of the new platforms will be available in localized versions with respect to language and payment options.

Additionally, we will be developing improved interactive functionality for new media platforms such as IPTV and mobile, and maximizing our content monetization with the existing vast Private library as well as aggregation of select international studios offering a wide range of content and genres for all platform needs. In April this year, GameLink, launched a proprietary mobile solution enabling users to instantly stream over 15,000 movies. The platform is initially available on Smartphones such as the iPhone and Android phones at the url: www.gamelink.com. The mobile Internet platform is an extension of GameLink’s leading Video-on-Demand e-commerce platform, allowing consumers to purchase and consume content instantly. All content is available for future viewing in the customer’s virtual media center, stored in the company’s “cloud”. The platform has been optimized to work with Apple devices including the iPhone, iPod, the iPad as well as Android devices. In addition to streaming, consumers can choose to download their movies or purchase DVDs and novelties from the globally accessible platform. A white label version of the mobile platform is available and is being marketed to adult studios and affiliates worldwide. Our objective is to become a major provider of an off-portal mobile platform solution to all principal content providers in our industry. In contrast to Private’s existing mobile content business, which is based on an on-portal model going through content aggregators and carriers, this new business is off-portal and provides substantially improved margins as content is sold directly by Private to the consumer.

VIDEO

Production

In 1992, we began releasing movies under the Private label. Normally, we spend between $ 50,000 and $ 150,000 per acquired movie. This amount includes post-production, master production and language customization. Generally, we create and design all artwork for promotional items and packaging and contracts for printing services. With respect to DVDs they are duplicated by independent laboratories.

We do not produce movies ourselves, we acquire our content from independent producers that are carefully selected for being the best in their genre on each particular time and are subject to strict quality controls. All producers assume production costs, obligations and legal responsibilities, including among other things, the delivery of rights, model releases and all production and performers related paperwork. The free lance producers deliver the movies on digital masters to us. Digital Masters are customized, dubbed, sub-titled, duplicated and sent to different distributors and duplication centers. All marketing material and artwork for video covers is created in-house.

As of December 31, 2009, our movie library contained 1,349 movie titles. During 2010, we expect the total to increase by more than 50 titles. Almost all titles are available on any available format. We presently market our content in over 40 countries.

MOVIE LIBRARY	As of December 31,
	2009	2008
Title	Nº of Titles	Nº of Titles
Amanda’s Private Diary	5	5
Best - End of Year	13	12
Best of by Private	114	98
Bukkakke	7	7
Cum on my face	7	7
Phantom Seducer	2	2
Gaia	6	6
Horny Housewives	9	9
Ionie Luvecoxxx	20	20

MOVIE LIBRARY	As of December 31,
	2009	2008
Title	Nº of Titles	Nº of Titles
Mansize	13	13
Peepshow Special	12	12
Pirate Fetish Machine	32	32
Pirate Video	12	12
Pirate Video de Luxe	16	16
Private Auditions	11	10
Private Black Label	56	56
Private Blockbuster	5	4
Private Castings	53	53
Private Classics	7	—
Private Fetish	5	4
Private Films	28	28
Private Gold	106	101
Private Independent	1	—
Private Interactive	1	1
Private Lesbian	14	9
Private Lust Treasures	9	9
Private Man	14	14
Private Mansize	1	—
Private Man - Stars	12	12
Private Movies	49	47
Private Porn Vacation	3	3
Private Reality Video	26	26
Private Specials	29	12
Private Sports	12	12
Private Stories	27	27
Private Superf*ckers	12	12
Private Exotic	4	4
Private Tropical	35	34
Private Video Magazine	26	26
Private X-Treme	38	37
Private XXX	39	39
Private-Ninn	4	4
Private-Penthouse Movies	12	12
The Best of the Year	12	12
The Matador Series	15	15
The Private Adventures of Pierre Woodman	10	10
The Private Life of	66	55
The Private Story of	9	9
Triple X Files	12	12
Triple X Video	32	32
Virtualia	6	6
When Pornstars Play	6	6
Private Blu-ray	1	—
Erotica (soft titles)	273	264

Total	1,349	1,268

Distribution

We distribute our productions worldwide via digital files and digital masters. We license our movies to IPTV, cable and satellite television networks and adult pay-per-view television channels. These licenses generally grant the operator a specific right of transmission and we retain the intellectual property rights of every production. We edit many of our new feature movie releases into several versions depending on the media through which they are to be distributed. Versions edited for cable, satellite and hotel television programming may be less sexually explicit than the versions edited for home video distribution. DVDs are sold or rented in video stores, sex shops, newsstands and other retail outlets, and where permitted, through direct mail.

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

TV-Channels

Since launching our broadcasting business in 2000, we have rapidly expanded in Europe and Latin America. The broadcasting business was launched through an exclusive joint venture agreement with International Film Productions and Distributions, Ltd., (“IFPD”). IFPD was a European-based television broadcasting company associated with major content providers that specialized in the distribution of adult cable and satellite television channels. Under the joint venture agreement, IFPD was responsible for promoting and broadcasting two channels, namely Private Gold (hardcore) and Private Blue (soft core), globally. The agreement provided the Company with 65% of the gross profits generated from the broadcast of these channels. In 2003 the joint venture was dissolved and the Company acquired the channel names Private Gold and Private Blue, but continued licensing them to affiliated companies of IFPD under a two-year agreement with a minimum guarantee. The license was worldwide excluding North and Latin America and expired in 2005 when we entered into two new license agreements with RHF Productions Ltd for the UK and Playboy TV International for Europe excluding the UK.

The Private Gold channel was originally launched in Europe under an exclusive joint venture agreement with IFPD. As mentioned above, the Company later acquired the channel name and continued licensing it to an affiliate company of IFPD for a fixed fee. By the end of 2005, Private Gold had become the leading Adult Pay-TV channel in Europe and was distributed via satellite and cable in 25 countries in the region. In November 2005 the agreement with IFPD expired and the Company and Playboy TV International signed a five-year agreement to merge their two adult pay-TV channels, Private Gold and Spice Platinum, and thereby consolidating theirs market leadership in Europe. The new channel was launched under the name of Private Spice and under the terms of the agreement, Playboy TV International is operating, distributing and marketing the new channel and Private provides content, brand and marketing support. Prior to the merging of the two channels, Spice Platinum had rapidly become one of Europe’s most sought after and fastest growing premium adult networks reaching in over 15 countries. In May 2006, the Private Spice Channel was launched in Europe and the new channel makes available unique and proprietary quality content, offering flexible language tailoring and market localization and platforms are able to offer their viewers a unique channel developed and serviced by the world’s leading adult television brands, while ensuring professional reliability and continuity. In 2010, the Private Spice agreement with Playboy was renewed for another five years.

The Private Gold channel was also launched in Latin America in 2001, via the joint venture agreement with IFPD and under a distribution agreement with Pramer S.C.A. The agreement was terminated in 2005 and in May the same year, the Company partnered with Playboy TV Latin America, by signing an exclusive agreement to operate and distribute the Private branded channel throughout Latin America. Under the terms of the agreement, Playboy TV Latin America is operating and distributing the channel via its Pay TV distribution network. The channel is receivable in all of Latin America. In 2009 the channel was re-branded to the Private Channel.

IPTV driven Video-on-Demand

While European broadband users are signing up for IPTV services in the hundreds of thousands each month, making Europe the biggest and fastest growing IPTV region in the world, we have successfully implemented part of our new media strategy and contracted for supplying content for TVOD2 services to a total of 38 major platform operators in 24 countries in the region. During the twelve months leading up to July 2009 the European IPTV market grew by 51% to 13.6 million IPTV subscribers and by the end of the year we had gained more than 70% coverage. France remains the “champion” IPTV country with more than 7 million subscribers and we cover 100% of this market.

General Licensing

In Europe we license our content to channel operators. Typically we contract for a certain time period for a) a set quantity of specific titles, or b) access to our entire library for a limited quantity of unspecified titles. The operators distribute via Digital Terrestrial Television (DTT) and Cable & Satellite and are spread across Europe and include companies such as: TMC Content Group AG, Sky Italy and Canal+.

In-Room Entertainment

The Company also licenses the right to use its content to In-Room Entertainment operators.

DVDs

We have entered into distribution agreements in Europe, North America and Australia. Under these distribution agreements we agree to provide a specific minimum number of new titles each month during the term of the agreement, and a licensee normally serves as the exclusive distributor throughout its own country or language territory. In territories such as Germany, Scandinavia, Benelux, France, Italy, Canada, USA and Australia, we have expanded our relationships with our national distributor by entering into multi-year, multi-product output agreements. In general, we believe that national distribution agreements enable us to have an ongoing branded presence in international markets and to generate higher and more consistent revenues, than we could achieve selling directly to retailers.

WIRELESS – MOBILE CONTENT

We generate revenues from wireless deals both on and off portal. Our ability to effectively use and re-use our content creates a high-margin business model for wireless since distribution costs are almost non-existent. The market currently consist of SMS, games and rich-media mobile downloads including; MMS, wallpapers, screensavers, video clips and video streaming. During 2009, the distribution of Private content continued to increase and by the end of the year it was available to 1.2 billion handsets via 104 mobile network operators in 45 countries. The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. Furthermore, Mobile TV, increased penetration of Smart Phones and the implementation of age verification systems offer additional significant growth potential with both current and future operators in 2009 and beyond3.

2	True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.
3	Juniper Research estimates in its white paper Monetising Adult Content on the Mobile (2008) that global revenues from all mobile adult services will rise from $2.2 billion in 2008 to $4.9 billion by 2013.

MAGAZINE PUBLICATIONS

Our publishing operations include the publication of the adult magazines identified in the table below. All of these magazines are distributed Europe, North America and Australia. Our magazines feature pictures of men and women engaged in erotic and sexually explicit situations. During 2009 we distributed approximately 50,000 copies of our print publications, packaged together with our DVDs, per month at an average retail price of approximately (Euro) 14.50-19.50. Our current publication is Private.

MAGAZINE LIBRARY	As of December 31,
	2009	2008
Title	Nº of Issues	Nº of Issues
Private	216	210
Pirate	111	111
Triple-X	85	85
Private Sex	81	75
Private Man	4	4
Mansize	4	4
Special Editions	30	30
Best of Private (Book)	15	15
Special Editions (Book)	1	1

Total	547	535

	Quantities of Magazines Produced (Printed, not sold)
Title	2009	2008
Private	169,676	211,931
Pirate	—	93,913
Triple-X	—	72,948
Private Sex	93,725	114,467
Special Editions	—	—

Total	263,401	493,259

Circulation

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

Production, Distribution and Fulfillment

We print and ship all of our proprietary magazines from Barcelona, Spain. We determine the amount of printed publications bi-monthly with input from each of our national distributors. Most of our products are packaged and delivered directly by the printer or supplier, while Milcap Media Group provides, customer service and payment processing.

PROPRIETARY RIGHTS

General

We believe that our branded video and magazine titles and logos are valuable assets and are vital to the success and future growth of our businesses. We have filed trademark registration applications with respect to most of our trade names and logos. We believe that the name recognition and image that we have developed in each of our markets significantly enhance customer response to our sales promotions. We intend to aggressively defend our trademarks throughout the world, and we constantly monitor the marketplace for counterfeit products. We initiate legal proceedings from time to time to prevent unauthorized use of our trademarks.

Piracy Problems

Our content is constantly being pirated on the Internet. We have an internal program for challenging websites who publish our content without permission. The program includes subscribing to different legal programs and services concerned with Internet piracy.

Our legal counsel handles most piracy problems and attempts to resolve these matters or litigate them on a case-by-case basis.

COMPETITION

General Considerations

Our products compete with other products and services that utilize leisure time or disposable income of adult consumers. The adult internet industry is highly competitive and highly fragmented given the relatively low barriers to entry. We have few long-term or exclusive service agreements with our customers. Business generation is based primarily on customer satisfaction with key factors in a purchase decision, including reliability, timeliness, quality and price. We believe that our extensive and longstanding international operations, our brand name, image and reputation, as well as the quality of our content and our distributors, provide a significant competitive advantage over many of our competitors.

Our primary competitors in the movie industry are adult motion picture studios, with in-house production and post-production capabilities. These include U.S. producers such as Hustler, Vivid Film, Wicked Pictures and Evil Angel Productions. Some competitors are smaller, but locally or regionally they are capable of quickly identifying niche markets that could compete for our customers.

Although we believe our products are well-established in the adult entertainment industry, we compete with entities selling adult oriented products via any type of distribution network, including the Internet. Many of these products are similar to ours. Over the past few years, the adult entertainment industry has undergone significant change. Traditional producers of softcore content as well as mainstream providers of media content have shifted to producing hardcore content. As a result, we face greater competition to distribute hardcore content. This shift has also led to industry consolidation, creating fewer, more financially formidable competitors. Recently, the introduction of a large number of free content Internet sites that allow users to access large libraries of content has created an even more challenging environment where both sales volume and margins are decreasing substantially.

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

Broadcasting

The distribution of adult movies on cable and satellite television systems and hotel pay-per-view systems is highly competitive. Competition in this area is increasing in line with increasing consumer demand for hardcore adult entertainment generally. Our strongest geographical market position for cable and television and distribution is in Europe and Latin America, with the channels, Private Spice and The Private Channel, and licensing arrangements with established European television networks, such as Canal+ and SKY Italy, and IPTV platforms operated by international telcos.

DVDs

The distribution of adult entertainment DVDs is a highly competitive business. Revenue generation for motion picture entertainment products depends, in part, upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Competition arises from established adult video producers and from independent companies distributing low-quality material. The introduction of a large number of free content Internet sites that allow users to access large libraries of content has created an even more challenging environment where both sales volume and margins are decreasing substantially.

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

EMPLOYEES

As of December 31, 2007, 2008 and 2009 we employed 123, 97 and 168 people, respectively. 12 part time employees are included in the 2007, 2008 and 2009 numbers. The 2009 number of people includes the addition of 84 full time employees as a result of the acquisitions of GameLink and Sureflix. Our employees in Spain are represented by two labor unions and we have never experienced a work stoppage. We believe that we have a good relationship with our employees.

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

As a result of operating losses our independent registered public accounting firm has substantial doubt about our ability to continue as a going concern. In each of the past three years we have experienced losses from operations. At December 31, 2009, we had cash and cash equivalents of EUR 613,000. As a result of our operating losses our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We currently expect future growth and a return to profitability provided that we are successful with the following objectives:

•

rolling out our Internet platforms, including: a) our newly built signature property and membership platform private.com, b) our cutting edge mobile platform for Smartphones and c) our multinational eCommerce VOD platform;

•	restructuring our affiliate programs on all properties to compete aggressively for, and attract, affiliate traffic;

•	continuing the rollout of our content on cable and IPTV video-on demand platforms;

•	completing the integration of businesses acquired in 2009;

•	consolidating and restructuring our operations into an efficient new media business;

•	outsourcing of non-cost effective parts of our operations; and

•	identifying and exploring new online business opportunities which are less dependent on content.

If we are not successful in implementing the above objectives, or if we otherwise do not successfully respond to changing conditions in the adult entertainment industry, we may continue to incur significant losses. There can be no assurance that we will be able to operate profitably in the future.

Our future capital requirements and needs for additional financing are uncertain. Although we expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months based upon our present plan of operation, we may need to raise additional funds to support more rapid growth or respond to unanticipated requirements. In this regard, we are presently engaged in a dispute with a third party lender regarding our obligations under a promissory note with an outstanding principal balance of not less than $2.7 million. Although we believe that we have valid claims and defenses against the holder of the promissory note and its affiliates which may ultimately reduce our obligations relating to the promissory note, we cannot assure you that we will be able to reach agreement with the holder of the promissory note or that we will ultimately prevail on our claims and defenses. An adverse outcome in this dispute would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability.

We currently have no additional availability under our existing credit facilities and we cannot assure you that additional financing will be available to us in the future. The existence of a going concern exception by our auditors may make it more difficult to obtain additional bank financing if and when required. If additional funds are raised through the issuance of equity securities, our shareholders’ percentage ownership will be reduced, they may experience additional dilution, or these newly issued equity securities may have rights, preferences, or privileges senior to those of our current shareholders. Additional financing may not be available when needed on terms favorable to us, or at all. In this regard, in the past most of our bank financing has included the guaranty of affiliated companies of our Chairman and principal shareholder, Berth Milton, and a pledge of shares of common stock owned by him or his affiliated companies. We cannot assure you that Mr. Milton or his affiliated companies will guaranty future debt financings or that such guaranties will be sufficient to obtain future debt financings. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, maintain the scope of our operations or respond to competitive pressures or unanticipated requirements, which could harm our business.

Our business is highly competitive. We compete in all aspects of our business, including price, promptness of service and product quality. We compete with a number of other businesses, offering various adult-oriented leisure-time activities, including Playboy Enterprises, Inc., Vivid Entertainment, Larry Flynt Publications, Inc. (Hustler), and Beate Uhse AG. Some of our competitors have significantly greater market presence, name recognition and financial and technical resources than we do. In addition, these companies may develop products or services that are more effective than our products or services and/or they may be more successful than us in marketing their products or services. We believe that the adult entertainment market will continue to shift towards the use of explicit sexual content, our principal market, resulting in increased competition in this area of our business. In our Internet business, we compete with other adult media content websites as to the content of their programming and the subscription fees that are offered to members. In addition, the growing availability of free adult entertainment through free websites has resulted in additional pressure on our business, which has adversely affected revenues and margins.

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

We are dependent upon key employees. Our future success depends, to a significant degree, on the continued services of our executive officers and other key personnel, including Berth Milton, Ilan Bunimovitz and Johan Gillborg. We have not procured key-man life insurance and there is no guarantee that we will be able to obtain such insurance in the future should we so desire. Mr. Milton is the founder of our principal operating division, the Milcap Group, and has taken part in our management since the acquisition of the trademark Private in 1990. We cannot guarantee that we will be successful in retaining his services in the future. We do not presently have employment agreements with many of our executive officers or key personnel. The loss of the services of any of them or an inability to continue to attract, motivate and retain highly qualified and talented personnel, including software development technical personnel, could have a material adverse effect on our business and operating results.

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

New technological discoveries may render our equipment uneconomical or obsolete.As technologies change, the equipment used in our markets may become obsolete. As a result, we subcontract and intend to continue to subcontract capital intensive or technically complex businesses such as editing, DVD replication and other similar businesses. However, we may not have access to these subcontractors when their services are required, and their services may not be available on favorable terms.

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

There are risks associated with our foreign operations. A large part our operations are conducted outside the United States. In addition, our growth strategy contemplates increased services to foreign customers and to domestic customers distributing programming to international markets. As a consequence of the global nature of our business, we will be exposed to market risks from changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial condition. By virtue of our significant operations outside the United States, we will be subject to the risks normally associated with cross-border business transactions and activities, including those relating to delayed payments from customers in some countries or difficulties in the collection of receivables generally.

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

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. We are authorized to issue 110,000,000 shares of our capital stock, consisting of 100,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. At April 9, 2010, 20,705,745 shares of our common stock and no shares of our preferred stock were issued and outstanding. In connection with our acquisition of Game Link, LLC and its affiliate on January 20, 2009, 2,844,770 shares of our common stock were issued and up to 1,531,799 shares of our common stock are issuable in the future. In connection with our acquisition of Sureflix Digital Distribution and its affiliates in October 2009 we issued securities convertible into 1,300,000 shares of our common stock and up to 700,000 shares of our common stock are issuable in the future. In addition, approximately 17,336 shares of our common stock were issuable upon the exercise of options or warrants.

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

Our Chairman of the Board owns a significant amount of our common stock, which may enable him to exercise significant influence or control over our business and affairs, and he may have interests which differ from the other holders of our stock. Berth Milton, our Chairman, President and principal shareholder, owns up to 43.8% of our issued and outstanding stock. Therefore, he may be able to effectively exercise significant influence or control over all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions. His interests may differ from the interests of other shareholders and, therefore, result in corporate decisions that may be disadvantageous to other shareholders. This concentration of ownership may also have the effect of delaying or preventing a change in control, which could have a material adverse effect on our stock price.

Future sales of common stock by our Chairman or his pledgees as a result of margin calls or foreclosures could adversely affect the price our common stock and could in the future result in a change in control of the Company. Our Chairman, Berth Milton, claims direct or indirect beneficial ownership of 9,059,840 shares of our common stock, or approximately 43.8% of our outstanding common stock. Approximately 4,158,846 of these shares, or 20.1% of our outstanding shares, have been pledged by Mr. Milton or entities controlled by Mr. Milton or are subject to liens in favor of third parties, including (1) 1,650,000 shares pledged by Slingsby Enterprises Limited to secure indebtedness of the Company of approximately $2.7 million to Consipio Holding BV, (2) 666,667 shares pledged by Bajari Properties Limited to secure indebtedness of Fraserside Holdings Limited, a subsidiary of the Company, of approximately EUR 1 million and (3) 1,842,179 shares pledged by Mr. Milton in a personal margin brokerage account maintained by RS Platou Markets AS to secure various purchases and forward contracts of Mr. Milton. In addition, Consipio Holding BV may have the right, under certain circumstances, to the pledge of up to an additional 3,950,000 shares as security for the Company’s approximately $2.7 million obligation. Depending on the status of the various loan obligations for which the shares serve as collateral and the trading price of our common stock, Mr. Milton or his affiliates may experience a foreclosure or margin call that could result in the sale of the pledged shares, in the open market or otherwise. Unlike Mr. Milton, sales by these pledgees may not be subject to the volume limitations of Rule 144.

In particular, it is our understanding that two of the pledgees, holding 1,650,000 and 1,842,179, pledged shares, respectively, have made various attempts to foreclose on the collateral of the pledged shares, and that Mr. Milton is currently involved in disputes regarding the pledged shares and a possible foreclosure and sale of these shares. A sale of pledged shares by pledgees could result in a change of control of the Company, depending upon the number of shares sold and the ownership interests of other shareholders. In addition, sale of these shares, or the perception of possible future sales, could have a materially adverse effect on the trading price of our common stock or make it more difficult for the Company to raise additional capital through sales of equity securities.

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

If we are delisted from the NASDAQ Stock Market, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares. If our common stock is delisted and trades below $5.00 per share, it would come within the definition of “penny stock” under SEC rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, if the penny stock rules were to become applicable, this would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of shareholders to sell their shares in the public market. These additional procedures could also limit our ability to raise additional capital in the future

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

Private Media Group maintains an office in the United States at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121.

Since October 2007, Milcap Media Group leases office space in Torre MAPFRE, located at Calle de la Marina 16-18, 08005 Barcelona, Spain, for a term of five years. Average monthly base rental expense is approximately $30,000. The office space is currently used primarily by our departments providing marketing and administration services to the group. In addition, the office space serves as the European headquarters of Private Media Group, Inc. The lease also requires us to pay our proportionate share of the building’s real estate taxes and operating expenses.

In January 2008 Milcap Media Group partly renewed the lease for office space in the building located at Carretera de Rubi 22, 08173 Sant Cugat del Valles, Barcelona, Spain for a further term of five years. Average monthly base rental expense is approximately $ 27,000. The building is currently used by our operating departments engaged in providing programming and logistic services for the group. In addition, Milcap Media Group leases warehouse space also located on Carretera de Rubi. The lease expires in May 2010 and the average monthly base rental expense is approximately $ 14,000. We do not intend to renew the lease as we have outsourced our logistics operations.

In connection with the acquisition of GameLink LLC by the Company, we entered into a lease of an approximately 10,000 square feet building used by GameLink in San Francisco, California. The lease extends through December 31, 2011, has a base rent of $13,620 per month, and provides for GameLink to be responsible for property taxes and maintenance expenses during the term of the lease.

In connection with the acquisition of Sureflix by the Company, we entered into a lease of an approximately 5,250 square feet office space used by Sureflix in Toronto, Canada. The lease extends through February 28, 2013, has a base rent of $8,132 per month, and provides for Sureflix to be responsible for property taxes and maintenance expenses during the term of the lease.

Currently, in addition to Barcelona, Spain, Toronto, Canada and San Francisco, California, the group’s subsidiaries lease office space in Stockholm, Sweden and Montreal, Canada.

We recognize rent expense on a straight-line basis over the term of the leases. The leases also require us to pay our proportionate share of the building’s real estate taxes and operating expenses.

ITEM 3.	LEGAL PROCEEDINGS

Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, United States District Court, Southern District of New York, Case No. 09-cv-4284.

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company asserting a claim for unspecified damages under a Note dated December 21, 2001 in the original principal amount of $4,000,000, which was guaranteed by Slingsby Enterprises Limited, an affiliate of the Company’s Chairman and principal shareholder. The guarantee is secured by 1,650,000 shares of the Company’s common stock. The Company filed its Answer and asserted several affirmative defenses. On March 26, 2010, the Court dismissed the lawsuit, finding that U.S. federal courts did not have jurisdiction over the subject matter of the lawsuit. This dismissal does not prejudice Consipio’s ability to refile this lawsuit in another jurisdiction, should it choose to do so. For additional information relating to this litigation see Note 10 to the consolidated financial statements under “Other Debt” for additional information regarding this obligation.

Swedish Tax Authority Proceedings

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The Company is of the view that no permanent establishment is at hand in Sweden. However, the Administrative Court of Appeal has finally decided that a permanent establishment is at hand. The litigation is, however, still going on and the purpose is to finally decide the amounts to be attributed to the permanent establishment and thus being taxed in Sweden. In February 2009, the County Administrative Court reduced the assessment for the tax years 1995-1998 to a total amount of SEK 12,600,000 (approx. EUR 1.1 million) plus fines. However, as a matter of fact the tax claim on the Company has been extinguished according to Administrative Law. Only the claim related to the tax fine amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest is valid. The Company has appealed the decision to the Administrative Court of Appeal. The final outcome of this litigation will not be known for several years. Due to the fact that the final outcome of this matter is still uncertain, and the relatively minor claim now at stake, no amounts have been provided in the Company’s financial statements for this dispute.

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

ITEM 4.	Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Private Media Group, Inc. Common Stock

The common stock of Private Media Group, Inc. has traded on the NASDAQ National and Global Markets since February 1, 1999 under the symbol “PRVT“. Previously, our common stock traded on the FINRA (formerly NASD, Inc.) OTC Bulletin Board since March 29, 1996. The following table sets forth the range of representative high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Stock Market. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal 2009:
First Quarter	$3.87	$2.70
Second Quarter	$4.14	$1.68
Third Quarter	$2.76	$1.80
Fourth Quarter	$3.60	$1.75

Fiscal 2008:
First Quarter	$6.54	$3.84
Second Quarter	$8.58	$3.66
Third Quarter	$4.95	$0.36
Fourth Quarter	$5.85	$3.03

On April 9, 2010, the last sales price reported on the NASDAQ Stock Market was $2.65. On October 19, 2009, there were approximately 1,866 beneficial owners of our common stock.

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

Reverse Stock Split

Effective March 11, 2010, we implemented a 1:3 reverse stock split of our common stock. As a result of the reverse stock split, the Company’s shareholders at the effective time of the reverse stock split received one new share of the Company’s common stock in exchange for every three shares held. All fractional shares which would otherwise result from the reverse stock split were rounded up to the nearest whole share in lieu of fractional shares, so that no cash was payable in lieu of fractional shares. The reverse stock split had no effect on the par value of the common stock or the number of authorized shares of common stock. Corresponding adjustments have been made to the warrants, rights and options outstanding on the effective date to reflect adjusted exercise price terms. Accordingly, all share and per share values reflected have been adjusted to give effect to the reverse stock split.

Transfer Agent

The transfer agent and registrar for our common stock is InterWest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

ITEM 6.	Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section together with the consolidated financial statements and the notes and the other financial data in this Report. The matters that we discuss in this section, with the exception of historical information, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties relate to factors such as: (1) the timing of the introduction of new products and services and the extent of their acceptance in the market; (2) our expectations of growth in demand for our products and services; (3) our ability to successfully implement expansion and acquisition plans; (4) the impact of expansion on our revenue, cost basis and margins; (5) our ability to respond to changing technology and market conditions; (6) the effects of regulatory developments and legal proceedings with respect to our business; (7) the impact of exchange rate fluctuations; and (8) our ability to obtain additional financing. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of this Form 10-K.

Overview

We are an international provider and distributor of adult media content. We acquire or license content from independent studios and directors and process these images into products suitable for popular media formats such as digital media content for Broadcasting, Mobile and Internet distribution, and print publications and DVDs. In addition to media content, we also generate additional sales through the licensing of our Private trademark to third parties.

On January 20, 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over100,000 users daily. Including 70,000 video titles, GameLink has one of the largest libraries of digital and physical adult media and novelties in the United States.

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

We operate in a highly competitive, service-oriented market and are subject to changes in business, economic and competitive conditions. Nearly all of our products compete with other products and services that utilize adult leisure time and disposable income. Although we believe our products are well-established in the adult entertainment industry, we compete with entities selling adult oriented products via any type of distribution network, including the Internet. Many of these products are similar to ours. Over the past few years, the adult entertainment industry has undergone significant change. Traditional producers of softcore content as well as mainstream providers of media content have shifted to producing hardcore content. As a result, we face greater competition to distribute hardcore content. This shift has also led to industry consolidation, creating fewer, more financially formidable competitors. Recently, the introduction of a large number of free content Internet sites that allow users to access large libraries of content has created an even more challenging environment where both sales volume and margins are decreasing substantially. In addition, the recent recession has shown that the adult industry is not immune to economic cycles.

Despite serious challenges in the market for online content, we expect healthy growth going forward. There are many reasons to be optimistic about our opportunities and our Internet group has been working hard to position itself to take advantage of these opportunities.

The primary source of growth is expected to come from a significant increase in traffic to our online properties coupled with a much more sophisticated approach to traffic management. We are rebuilding our signature property, private.com, and are restructuring our affiliate programs in all properties to compete aggressively for affiliate traffic. In addition to our technical systems, we have restructured our departments with resources highly skilled in affiliate traffic development and shifted our emphasis from account management towards sales. We have also developed solutions for critical new markets: gay, international, and mobile. Finally, we have increased our efforts to defend against piracy of our content and the propagation of pirated content. The combination of the breadth of our premium assets and the scope of our market reach give us a unique and very defensible position.

During 2009, the DVD market has continued to shrink, with sales for our physical products declining by 50%. However, the DVD business is by no means dead even in this competitive landscape. The content providers that manage to survive the current “clean out” will control the DVD market going forward.

With respect to broadcasting, Private is a leading adult content provider in Europe currently partnering with 38 IPTV operators. In addition to this we are providing content to leading Pay-TV operators. Our strategic partnerships prove to be solid and strong revenue generators and will continue to perform well.

Private’s mobile “on portal” revenues declined again in 2009 after years of strong growth. We are still the most distributed adult brand in the world and will monetize existing distribution as best as we can by going live with the few outstanding carriers and replacing non-performing content aggregators with new ones. Throughout 2008 and 2009 there has been a huge increase in off-portal traffic. According to research firm Nielsen, the mobile Internet market has seen a 74% increase between February 2007 and February 2009. We are in the process of enabling smart phone users to browse, purchase and consume our library of content on all of our web properties and expect to generate substantial growth from this initiative in the second half of 2010.

Through the acquisition of Gamelink and Sureflix, Private acquired a team of the most innovative and experienced developers in the adult industry who will lead a product development effort focused on a clear goal: increasing qualified traffic to our web properties. There are three key strategies: opening our services to third parties to develop products on top of our platform; developing applications that give our content hooks into emerging markets and devices; and developing widgets that will merge the unique data analytics we have with our vast product offering and enable sites to easily leverage our catalog and transactional capabilities to their customers.

One Movie All Screens: the VOD landscape is an endless field of format proliferation. Consumers are forced to purchase the same movie in a variety of different formats at various price points in order to view it on different devices. Our goal is to provide our customers with the ability to watch any movie in our catalog on any screen available to them.

In addition to our R&D efforts for traffic generation, we will continue to explore the most effective way to enable customers to view our movies on all screens. The primary focus of our R&D efforts will be on delivering content to the TV and enabling purchase and consumption on smart phones.

We generate revenues primarily through:

•	Internet e-commerce, subscriptions and licensing;

•	the broadcasting of movies through IPTV (Internet Protocol Television), cable, satellite and hotel television programming;

•	sales of DVDs and magazines;

•	sales of adult mobile content, B2B “on-portal” and B2C “off-portal” (wireless); and

•	content, brand name and trademark licensing.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2007	2008	2009
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Internet	4,445	4,218	13,129
Broadcasting	7,086	5,805	4,491
DVDs & Magazines	10,864	7,687	3,843
Wireless	2,596	1,957	1,597

Total	24,990	19,667	23,061

Over time, we expect net sales from DVDs & magazines to continue to decline as a percentage of net sales in relation to total net sales from Internet, broadcasting and wireless. We expect net sales from Internet and wireless broadcasting to grow during the coming years.

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

We released 72, 87 and 101 proprietary video titles during 2009, 2008 and 2007, respectively. The releases include both new and archival material. We plan to release approximately 72 proprietary video titles in 2010.

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

Restructuring

During 2009 we have faced several organizational challenges as a result of the acquisitions and integration of the online businesses GameLink and Sureflix into the group. Parallel with the integration, we are rebuilding our signature property, private.com, and restructuring our affiliate programs in all properties to compete aggressively for affiliate traffic. In addition, we have restructured our departments with resources highly skilled in affiliate traffic development and shifted our emphasis from account management towards sales. We have also developed solutions for critical new markets: gay, international and mobile. Furthermore, as a response to decreased margins in the adult entertainment industry, we have reviewed, analyzed and continued to restructure the operations of the non-online part of the business in order to become more cost effective. All the aforementioned processes have had impact both in terms of lost sales and additional selling, general and administrative expenses. However, discounting non-recurring expenses and the addition of our newly acquired on-line companies, we reduced selling, general and administrative expenses by EUR 2.6 million in 2009 compared to 2008.

Furthermore, as a result of a new content strategy established in response to declining sales and margins from our traditional DVD business, we reduced our investment in library by EUR 2.0 million, or 46%, compared to 2008. As part of the strategy, we also reduced the number of titles released by 17% compared to 2008. With respect to revising content requirements and related investment we analyzed sales statistics for newly produced content vs. compilations, reviewed demand for newly produced content from digital new media distribution vs. traditional physical delivery and analyzed sales statistics with respect to our content mix. Results indicated that a revised content strategy based on fewer releases and a different mix would have the desired effect on margins since unlike our traditional business digital new media distribution is mainly dependent on our expansive library and not on new releases. In reducing our investment in library, we also renegotiated content acquisition and post-production agreements with third parties on favorable conditions to us. We expect to maintain our revised content strategy going forward.

During 2010, we expect to benefit from the restructuring and reduce costs and increase sales as we implement and launch new initiatives, such as fully combining our Internet assets, outsourcing major parts of our non-online operations and launching our new Internet platforms.

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

Recognition of Revenue

The Company’s primary sources of revenue are the sale of content delivered via Internet, broadcasting, DVD & magazines and mobile phones.

Internet video on-demand offerings are sold directly via the Company’s online retail websites and are paid for almost exclusively by credit card. The Company recognizes revenue from video-on-demand when the service is rendered and collectability is reasonably assured, specifically, when the customer’s credit card is charged, which is, in most cases, simultaneous with delivery of the on-demand video. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. The Company also offers a prepaid video-on-demand service in which a customer purchases a number of minutes of on-demand video at a set rate per minute based on the number of minutes purchased. The rate per minute decreases as the number of prepaid minutes increases. The Company records revenue from pre-pay customers as deferred revenue prior to commencement of services and recognizes revenue as the services are rendered. Prepaid minutes purchased under this program do not expire.

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

IPTV (Internet Protocol Television), satellite & cable broadcasting revenues are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Such revenues may be generated by either a fixed license fee or as an agreed percentage of sales, based on sales reported each month by the Company’s IPTV, cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until approximately 60—90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

DVDs & Magazines (physical products) are sold both to wholesalers, on firm sale basis, and via national newsstand distributors, with the right to return. Our physical products are generally multi-lingual and the principal market is in Europe. Revenues from the sale of physical products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of physical products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of physical products under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned product. Distributors with the right to return are primarily national newsstand distributors. Most of our products are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of two months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals operating in each country. A majority of our national newsstand distributors are members of Distripress, the international organization for publishers and distributors, and carry out the distribution of the largest national and international newspapers and periodicals, including: Financial Times, Herald Tribune, Time, Newsweek, Vogue, etc. The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary from 50-80%. Percentages are reviewed on an on-going basis. Magazines have an approximate retail price of EUR 11.50 (USD 15.95) per copy and are printed on glossy high-quality paper at a cost of EUR 1.25 (USD 1.75). They are often shrink-wrapped in order to comply with local regulation or guidance for the sale of adult publications. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company has always collected the returns from newsstands in order to make them available for sale again. The Company operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned and the magazines are broken out in order to be sold via an additional scheduled re-distribution as Megapacks and Superpacks (three different copies per pack). Returns from the sale of Megapacks and Superpacks are destroyed. The retail price for products sold via re-distribution vary between EUR 14.95-19.95 (USD 20.75-27.70). Magazine returns not re-distributed as per above are sold on a firm sale basis to wholesalers as back numbers at a lower price than new issues. The Company has historically sold all returned copies at an average price higher than, or equal, to cost.

Revenues from mobile content (wireless) sales are recognized based on sales reported each month by mobile operators via aggregators. The aggregators do not report actual monthly sales for each of their operators to the Company until approximately 60—90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

Other Intangible Assets represents the value attributable to: a) Customer base, which was acquired from two of the Company’s former distributors in the U.S. and in Canada in 2001 and 2003, respectively, (see Note 8). The amortization expense is calculated on a straight-line basis over 10 years for each acquisition, b) Broadcasting asset, which was acquired from International Film Production and Distribution Limited in 2003 (see Note 8). At the time of acquisition, the asset was deemed to have an indefinite life and is not subject to amortization, and c) Trade and Domain names, which were acquired from GameLink and Sureflix (see Notes 3 and 8). At the time of acquisition, the assets were deemed to have an indefinite life and are not subject to amortization.

Goodwill and indefinite lived intangible assets are reviewed annually for impairment (or more frequently if indicators of impairment arise), see note 3 and 8. Further separable intangible assets that are not deemed to have an indefinite life are amortized over their expected useful lives.

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

Inventories

Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories principally consist of DVD’s and magazines held for sale or resale. The inventory is written down to the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. In December 2009, we wrote down the magazine inventory by EUR 0.8 million.

Results of Operations

2009 compared to 2008

Net sales. For the twelve months ended December 31, 2009, we had net sales of EUR 23.1 million compared to net sales of EUR 19.7 million for the twelve months ended December 31, 2008, an increase of EUR 3.4 million, or 17%. The increase was the result of increased Internet sales offset by decreases in sales of DVD & Magazines, broadcasting and wireless. Internet sales increased EUR 8.9 million to EUR 13.1 million, which represents an increase of 211% compared to the same period last year. The increase in Internet sales was the result of the acquisition of GameLink and Sureflix which contributed EUR 10.2 million and was offset by a decrease of EUR 1.3 million in our prior Internet business. The decrease in the prior Internet business was the result of a complete reorganization of this business as a result of the rebuilding of the Private websites. Broadcasting sales decreased EUR 1.3 million, or 23%, to EUR 4.5 million primarily as a result of a decrease in cabin royalties and title sales, offset by increases in TV-channel and video on demand sales via IPTV and cable. Wireless sales in the period decreased EUR 0.4 million, or 18%, to EUR 1.6 million as a result of a reduced share in the consumer spend provided to aggregators and content providers by the telcos in general in this business. DVD & Magazine sales decreased EUR 3.8 million, or 50%, to EUR 3.8 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below).

Net sales in general were affected by changes in exchange rates. The annual average dollar exchange rate for the fiscal year 2009 compared to 2008 increased 6% which increased all our sales, cost and expenses in dollar by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euro using the average exchange rate for the fiscal year. The balance sheet is translated at the year-end exchange rate.

Overall, net sales and margins were affected by the current state of world economy and the impact of free adult content on the Internet. Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 16.9 million for the twelve months ended December 31, 2009 compared to EUR 13.5 million for the twelve months ended December 31, 2008, an increase of EUR 3.4 million, or 25%. Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 7.3 million for the twelve months ended December 31, 2009 compared to EUR 1.2 million for the twelve months ended December 31, 2008. Internet cost as a percentage of related sales in the period was 55% compared to 28% in the same period last year. The increase of EUR 6.1 million was primarily the result of the acquisition of GameLink and Sureflix which contributed EUR 5.4 million. In addition, we are rebuilding our private.com membership site and as a result of this we have incurred increased costs, including accelerated amortization of EUR 0.2 million of the old site which is being decommissioned in May 2010. Broadcasting and wireless cost was EUR 0.6 million for the twelve months ended December 31, 2009 compared to EUR 0.6 million for the twelve months ended December 31, 2008. Broadcasting and wireless cost as a percentage of related sales in the period was 10% compared to 8% in the same period last year. Printing, processing and duplication cost was EUR 3.1 million for the twelve months ended December 31, 2009 compared to EUR 5.4 million for the twelve months ended December 31, 2008, a decrease of EUR 2.3 million, or 42%. The decrease was primarily a reflection of the decrease in sales offset by the write-down of our magazine inventory by 50%. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 81% for the twelve months ended December 31, 2009 compared to 70% in the same period last year. Amortization of library was EUR 5.8 million for the twelve months ended December 31, 2009 compared to EUR 6.3 million for the twelve months ended December 31, 2008, which represents a decrease of EUR 0.5 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the twelve months ended December 31, 2009, we realized a gross profit of EUR 6.2 million, or 27% of net sales compared to EUR 6.2 million, or 31% of net sales for the twelve months ended December 31, 2008. GameLink and Sureflix contributed EUR 4.8 million which was offset by EUR 4.8 million in reduced gross profit from our other lines of business.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 24.8 million for the twelve months ended December 31, 2009 compared to EUR 13.1 million for the twelve months ended December 31, 2008, an increase of EUR 11.8 million, or 90%. The increase was primarily the result of the non-recurring expense of EUR 7.3 million associated with the full provision against related party receivable, see Note 13 to the consolidated financial statements, and the acquisition of GameLink and Sureflix which added EUR 5.2 million. The total of EUR 12.5 million was offset by EUR 0.7 million net in reduced selling, general and administrative expenses in all other areas. The net EUR 0.7 million consisted of a reduction in payroll and general expenses of EUR 1.1 million and EUR 2.0 million, respectively, offset by an increase of EUR 0.3 million in bad debt provision, EUR 0.2 million in depreciation and other non-recurring expenses of EUR 1.9 million, including investment write-off, expense related to closing down subsidiary and acquisition expenses.

Discounting the effect of newly acquired companies and non-recurring expenses, the company reduced selling, general and administrative expenses by EUR 2.6 million.

Overall, selling, general and administrative expenses included EUR 9.5 million of non-recurring expenses made up of: provision against related party receivable of EUR 7.3 million, investment write-off of EUR 1.0 million, expense related to closing down subsidiary of EUR 0.6 million and acquisition related expenses of EUR 0.6 million.

Operating loss. We reported an operating loss of EUR 18.6 million for the twelve months ended December 31, 2009 compared to an operating loss of EUR 6.9 million for the twelve months ended December 31, 2008. The increase of EUR 11.7 million in operating loss was the result of the increase in selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.4 million for the twelve months ended December 31, 2009, compared to EUR 0.3 million for the twelve months ended December 31, 2008.

Income tax expense/benefit. We reported an income tax expense of EUR 1.7 million for the twelve months ended December 31, 2009, compared to an income tax benefit of EUR 1.8 million for the twelve months ended December 31, 2008. The income tax expense/benefit recorded for both 2009 and 2008 were deferred.

Net loss. We reported a loss of EUR 20.5 million for the twelve months ended December 31, 2009, compared to EUR 5.2 million for the twelve months ended December 31, 2008. The increase of EUR 15.3 million was primarily the result of increased selling, general and administrative expenses, including EUR 9.5 million of non-recurring expenses and a difference in deferred tax of EUR 3.5 million.

2008 compared to 2007

Net sales. Our net sales in 2008 were EUR 19.7 million compared to EUR 25.0 million in 2007, a decrease of EUR 5.3 million, or 21%. Net sales in general were affected by the weakening dollar by EUR 0.3 million

DVD & Magazine sales decreased EUR 3.2 million, or 29%, to EUR 7.7 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Due to the weakening dollar4 and the restructuring of our web sites, Internet sales decreased EUR 0.2 million to EUR 4.4 million compared to the same period last year. Broadcasting sales decreased EUR 1.3 million, to EUR 5.8 million as a result of the absence of sales of EUR 2.25 million from a non-recurring title licensing deal for German speaking Europe in 2007 offset primarily by an increase in video on demand sales via IPTV. Wireless sales decreased EUR 0.6 million to EUR 2.0 million in the period as a result of a reorganization of content delivery structure. The reorganization was completed in the fall of 2008.

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

[4]	Our Internet sites collect a significant part of their sales from US customers.

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

Gross Profit. Our gross profit for 2008 was EUR 6.2 million, or 31% of net sales, compared to EUR 12.7 million, or 51% of net sales for 2007. This represented a decrease of EUR 6.5 million, or 51%, compared to 2007. The decrease in gross profit of EUR 6.5 million was primarily the result of a EUR 4.5 million decrease in contribution to gross profit from DVD & Magazine sales, a EUR 2.5 million decrease in contribution to gross profit from Internet, Broadcasting and Wireless sales offset by the decrease in amortization of library of EUR 0.5 million. As the we are transitioning from traditional media to new media, our gross profit in 2008 has been impacted severely. However, during 2009, we expect gross profit to improve as new media sales is expected to increase and with low cost attached to it, positive impact on gross profit will be immediate.

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

Operating loss. We reported an operating loss of EUR 6.9 million for 2008 compared to EUR 0.9 million for 2007, an increase of EUR 6.0 million. The increase in operating loss was primarily the result of the decrease in gross profit offset by reduced selling, general and administrative expenses.

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

Liquidity and Capital Resources

We generate cash from our operating activities and borrowings from third parties. Our principal uses of cash include website development and building our library of photographs and movies.

We reported a working capital surplus of EUR 1.3 million at December 31, 2009, a decrease of EUR 14.6 million compared to the year ended December 31, 2008. The reduction in working capital is attributable to a decrease in current assets, represented by related party receivable, deferred tax assets and inventories and an increase in current liabilities, primarily as a result of the acquisition of GameLink, offset by the reclassification of EUR 1.7 million of short-term borrowings into long-term borrowings as a result of the refinancing of credit lines of EUR 0.7 million and EUR 1.0 million. see Note 10 to consolidated financial statements.

Operating Activities

Net cash provided by our operating activities was EUR 3.3 million for 2009 compared to EUR 5.2 million for 2008, and was primarily the result of net loss, as adjusted for non-cash transactions. We adjusted our net loss of EUR 20.5 million to reconcile it to net cash flows from operating activities. Adjustments included (1) deferred income taxes EUR 1.7 million, (2) depreciation of EUR 1.0 million, (3) bad debt provision of EUR 7.8 million, (4) write-down of magazine inventory of EUR 0.8 million, (5) amortization of other intangible assets of EUR 0.1 million, (6) impairment of goodwill of EUR 0.9 million, (7) write-off of investment of EUR 1.0 million, (8) amortization of web pages of EUR 2.1 million and (9) amortization of photographs and videos of EUR 5.8 million, which resulted in an adjusted income of EUR 0.8 million. Changes in operating assets and liabilities added EUR 2.6 million net through trade accounts receivable, inventories, prepaid expenses and other current assets and accounts payable trade totaling EUR 3.2 million, offset by EUR 0.7 million from, income taxes payable, related party receivable, and accrued other liabilities. The decrease in cash provided by operating activities for 2009 compared to 2008 is primarily the result of net loss, as adjusted for non-cash transactions, offset by changes in operating assets and liabilities.

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

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2009 was EUR 3.9 million. The investing activities were investment in library of photographs and videos of EUR 2.3 million, which were carried out in order to maintain the 2009 and 2010 release schedules for videos and capital expenditure of EUR 1.6 million. Capital expenditures is primarily related to investment in our websites. The decrease over the comparable twelve-month 2008 period is principally due to decreased investment in library. The decrease in investment in library is the result of our restructuring plans, see above under Restructuring.

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

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2009 was EUR 0.1 million, represented primarily by net additions to long-term borrowings of EUR 1.6 million offset by EUR 1.5 million in net reduction of short-term borrowings, see Note 10. Borrowings, in the consolidated financial statements for further information.

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

Liquidity

In each of the past three years we have experienced losses from operations. At December 31, 2009, we had cash and cash equivalents of EUR 613,000. As a result of our operating losses our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We currently expect future growth and to return to profitability provided we are successful with the following objectives:

•

rolling out our Internet platforms, including: a) our newly built signature property and membership platform private.com, b) our cutting edge mobile platform for Smartphones and c) our multinational eCommerce VOD platform;

•	restructuring our affiliate programs on all properties to compete aggressively for, and attract, affiliate traffic;

•	continuing the rollout of our content on cable and IPTV video-on demand platforms;

•	completing the integration of businesses acquired in 2009;

•	consolidating and restructuring our operations into an efficient new media business;

•	outsourcing of non-cost effective parts of our operations; and

•	identifying and exploring new online business opportunities which are less dependent on content.

If we are not successful in implementing the above objectives, or if we otherwise do not successfully respond to changing conditions in the adult entertainment industry, we may continue to incur significant losses. There can be no assurance that we will be able to operate profitably in the future.

Although we expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months, we may need to raise additional funds to support more rapid growth or respond to unanticipated requirements. In this regard, we are presently engaged in a dispute with a third party lender regarding our obligations under a promissory note. An adverse outcome in this dispute would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. See Note 10 to the consolidated financial statements under “Other Debt” for additional information regarding this obligation.

We currently have no additional availability under our existing credit facilities. The existence of a going concern exception by our auditors may make it more difficult to obtain additional bank financing if and when required. If additional funds are raised through the issuance of equity securities, our shareholders’ percentage ownership will be reduced, they may experience additional dilution, or these newly issued equity securities may have rights, preferences, or privileges senior to those of our current shareholders. Additional financing may not be available when needed on terms favorable to us, or at all. In this regard, in the past most of our bank financing has included the guaranty of affiliated companies of our Chairman and principal shareholder, Berth Milton, and a pledge of shares of common stock owned by him or his affiliated companies. We cannot assure you that Mr. Milton or his affiliated companies will guaranty future debt financings or that such guaranties will be sufficient to obtain future debt financings. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, maintain the scope of our operations or respond to competitive pressures or unanticipated requirements, which could harm our business.

Outlook

We have been transitioning our business model from linear to digital content production and distribution over the past two years and this has affected our margins. As DVD and magazines sales have rapidly declined, we have made substantial progress moving to a digital business model with significant new media distribution deals and the monetization of our expansive library of content. We are now a leading adult content provider on the Internet and on all major digital platforms in Europe, and as we continue to build out and get larger, we project significant growth in both sales and net income. Specifically, we project the biggest gains to be achieved through: Internet, broadcasting and wireless. During the twelve-month period ending December 31, 2009, these platforms were responsible for 83% percent of our sales compared to 61% for the same period last year and 57% in 2007. Following is a discussion highlighting some of the important factors of our business going forward.

Internet

In January2009, we expanded our Internet operations through the acquisition of Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over 100,000 users daily. Including 70,000 video titles, GameLink has the largest library of digital and physical adult media and novelties in the United States. The Company offers VOD in multiple media formats including streaming and downloads to computers and iPhones. GameLink’s infrastructure is the most robust in the industry and is highly flexible, customizable and scalable designed to support multiple retail strategies and products simultaneously. Additionally, through its related companies, GameLink offers third-party and white-label ecommerce solutions and development.

In October 2009, we continued the ongoing expansion of our global digital media platform through the acquisition of Sureflix Digital Distribution and its affiliates, companies engaged in the business of digital distribution of premium gay adult content. Sureflix is a leading global supplier of adult programming. The company operates a vast network of more than 100 pay-per-view VOD websites and has a North American broadcast presence. It represents premium production studios in global television broadcast (cable, satellite), mobile, IPTV and Internet VOD markets. Sureflix has not only in-depth knowledge of adult programming, but also significant VOD technology and affiliate program marketing expertise.

The acquisitions of GameLink and Sureflix are a significant development that will substantially contribute to our growth, while creating economies of scale. As part of our digital strategy, we have established that the combination of Private with major online retailers and accomplished platform developers is the approach to achieving our goals in the rapidly changing business landscape. The combined content assets of Private and core competencies of GameLink and Sureflix offer a compelling new business model. We will be expanding our joint Internet strategies globally with new formats and applications to be launched in 2010. In May this year we are launching our new private.com membership platform which we have been building since mid 2009. The new platform will feature a number of proprietary sites and it will also be available as a white label version which we expect will attract adult content providers affiliate worldwide. The new platform is forecasted to improve conversion rates and receive 20 times more traffic compared to our existing membership platform. In addition, the new platform has been built to be substantially less labor intensive to operate compared to the existing one. Following the rollout of the new membership platform, we will launch a new video-on-demand platform following the same concept. Both of the new platforms will be available in localized versions with respect to language and payment options.

Additionally, we will be developing improved interactive functionality for new media platforms such as IPTV and mobile, and maximizing our content monetization with the existing vast Private library as well as aggregation of select international studios offering a wide range of content and genres for all platform needs. In April this year, GameLink, launched a proprietary mobile solution enabling users to instantly stream over 15,000 movies. The platform is initially available on Smartphones such as the iPhone and Android phones at the url: www.gamelink.com. The mobile Internet platform is an extension of GameLink’s leading Video-on-Demand e-commerce platform, allowing consumers to purchase and consume content instantly. All content is available for future viewing in the customer’s virtual media center, stored in the company’s “cloud”. The platform has been optimized to work with Apple devices including the iPhone, iPod, the iPad as well as Android devices. In addition to streaming, consumers can choose to download their movies or purchase DVDs and novelties from the globally accessible platform. A white label version of the mobile platform is available and is being marketed to adult studios and affiliates worldwide. Our objective is to become the main provider of an off-portal mobile platform solution to all major content providers in our industry. In contrast to Private’s existing mobile content business, which is based on an on-portal model going through content aggregators and carriers, this new business is off-portal and provides substantially improved margins as content is sold directly by Private to the consumer.

Broadcasting

We are continuing to implement our new media strategy for growth of VOD (Video-on-Demand) via IPTV and to date we have contracted with 38 major platform operators in 24 countries in Europe, as the leading supplier of adult content. Currently we have gained more than 75% coverage of the European IPTV market and across all platforms. Going forward, we expect to increase our market coverage in this expanding market.

Furthermore, the introduction of IPTV in Europe has challenged the Cable-TV industry and subsequently cable operators are rapidly upgrading their systems to provide the same functionality as IPTV. In 2009 we have contracted with two leading cable operators in Western Europe and going forward we expect to add further Cable/VOD platforms to our portfolio.

In relation to Private branded TV channels carrying our content in Europe and Latin America our partners Playboy TV Latin America and Playboy TV International continue to improve distribution. During the past twelve months, Playboy TV Latin America increased the distribution significantly in Brazil, Argentina and Central America and we expect to see positive impact from this going forward.

Wireless – Adult Mobile Content

Private’s mobile “on portal” revenues declined again in 2009 after years of strong growth. We are still the most distributed adult brand in the world5 and will monetize existing distribution as best as we can by going live with the few outstanding carriers and replacing non-performing content aggregators with new ones. Throughout 2008 and 2009 there has been a huge increase in mobile off-portal traffic and currently 5% of all searches on Google are made from mobile phones. With the Smartphone market growing rapidly6,we are in the process of enabling Smartphone users to browse, purchase and consume our library of content on all of our web properties and expect to generate substantial growth from this initiative already in the second half of 2010.

DVDs & Magazines

As we further transition into global digital content delivery, DVD pricing and volume is being affected considerably and as a result the industry in general is experiencing a severe downturn in DVD sales. In view of the aforementioned, we continue to re-strategize our distribution of DVDs and Magazines to reduce any further negative impact of this downward DVD trend.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements and related notes appear at the end of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

5	Private content is available to 1.2 billion handsets via 104 mobile network operators in 45 countries.
6	According to Parks Associates report of March, 2010, “Smartphone: King of Convergence”: the number of Smartphone users is expected to quadruple, exceeding 1 billion worldwide by 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B.	OTHER INFORMATION

Our 2009 Annual Meeting of Shareholders was held on December 16, 2009. The election results were as follows:

Proposal No. 1 – Election of Directors:

Candidates for Director	Number of Shares Voted for	Number of Shares Withheld	Number of Shares Abstained
Berth H. Milton	34,549,582	1,819,311	n/a
Bo Rodebrant	35,088,063	1,285,550	n/a
Lluis Torralba	35,091,063	1,282,550	n/a
Daniel Sánchez	35,085,164	1,288,449	n/a
Johan G. Carlberg	35,085,164	1,288,449	n/a
Ilan Bunimovitz	34,577,538	1,791,355	n/a

Proposal No. 2 – Approve Issuance of Shares of Common Stock:

Number of Shares Voted for	Number of Shares Against	Number of Shares Abstained
32,338,046	1,113,461	10,170

Proposal No. 3 – Approve Amendment to Effect a Reverse Split:

Number of Shares Voted for	Number of Shares Against	Number of Shares Abstained
35,650,349	512,291	210,972

Proposal No. 4 – Approve 2009 Equity Incentive Plan:

Number of Shares Voted for	Number of Shares Against	Number of Shares Abstained
31,825,476	1,620,246	15,955

Proposal No. 5 – Ratify BDO Auditores S.L. as Independent Accountant:

Number of Shares Voted for	Number of Shares Against	Number of Shares Abstained
36,196,120	176,222	1,271

No other matter was submitted to a vote at the 2009 Annual Meeting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

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

Name	Age	Position With the Company or Subsidiary
Directors
Berth H. Milton	54	Chairman of the Board, President and Director
Bo Rodebrant	57	Director
Johan G. Carlberg	50	Director
Daniel Sánchez	41	Director
Ilan Bunimovitz	54	Chief Executive Officer, Executive Vice President of Online Media and Director
Eric Johnson	48	Director; President and CEO of Entruphema, Inc.

Other Executitve Officers and Key Employees
Johan Gillborg	47	Secretary and Chief Financial Officer, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group

The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers or key employees of Private Media Group, Inc.:

Berth H. Milton was appointed to the Board of Directors of the Company in February 1998 and was the Corporate Secretary from June 1998 until February 1999. In February 1999 Mr. Milton was appointed Chairman of the Board and Chief Executive Officer of Private, and served as Chief Executive Officer until May 2002. In November 2003 Mr. Milton was reappointed President and Chief Executive Officer of the Company and remained as Chief Executive Officer until April 2009 until the appointment of Mr. Bunimovitz as CEO. Mr. Milton was Administrator of Milcap Media Group from its inception until June 2000 and has been acting as an advisor to the Milcap Group since 1991. Mr. Milton is also active in several international industry and real estate projects and developments.

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

Johan G. Carlberg was appointed to the Board of Directors in October 2004.Mr. Carlberg has operated his own import, trading and consulting business in the textile and fashion industry since the seventies. Mr. Carlberg holds a Degree in Business from the Stockholm Institute of Business.

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

Ilan Bunimovitz was appointed to the Board of Directors in March 2009 pursuant to his Employment Agreement with Private entered into in January 2009 in connection with the acquisition of Game Link LLC and its affiliate, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was appointed as Executive Vice President of the Company’s Online Media Division in January 2009. In April 2009, he was also appointed as Chief Executive Officer of the Company. Mr. Bunimovitz was the founder, chief executive officer and co-owner of Game Link LLC prior to its acquisition by the Company, which he operated since its founding in 1993. Mr. Bunimovitz holds a Bachelor’s Degree in Psychology from Bar-Ilan University, Israel.

Eric Johnson was appointed to the Board of Directors in December 2009 pursuant to his Employment Agreement with Private entered into in October 2009 in connection with the acquisition of Sureflix Digital Distribution Inc. and Sureflix Digital Logistics Inc., companies engaged in the business of digital distribution of premium gay adult content. Mr. Johnson serves as the President and CEO of Entruphema, Inc., a subsidiary of Private which operates the business of the Sureflix companies. Mr. Johnson has served as President, CEO and CFO for the Sureflix group of companies since 2003. Mr. Johnson holds the designations of Chartered Accountant in Canada and C.P.A. in the United States and is a graduate of the University of Toronto where he earned his Bachelor of Commerce Degree.

Johan Gillborg was appointed as Chief Financial Officer of Private Media Group, Inc. in August 1998 and has been the Chairman and Managing Director of Milcap Publishing Group AB from 1994 until January 2000.Mr. Gillborg joined the group in 1992 as Marketing Consultant. From 1991 to 1992 he operated his own business which acted as sub-contracting sales force for Securitas Direct of Sweden. From 1988 to 1990, Mr. Gillborg served as a general manager in the hotel business in the United Kingdom and Portugal. Mr. Gillborg holds a Bachelor’s Degree in Business Administration from Schiller International University in London.

Certain Relationships

Effective March 1, 2009, the Company appointed Ilan Bunimovitz as a director to fill the newly created vacancy on the Board, to serve until the Company’s next Annual Meeting of Shareholders. Mr. Bunimovitz was appointed as a director pursuant to his Employment Agreement with the Company and Game Link LLC, a subsidiary of the Company, entered into on January 20, 2009.Under the terms of the Employment Agreement the Company agreed to appoint Mr. Bunimovitz to its Board by March 1, 2009, and to nominate him to continue to serve as a director in 2009, 2010 and 2011 until such time as he ceases to be employed by the Company. The Employment Agreement was entered into in connection with the acquisition of Game Link LLC and its affiliate by the Company on January 20, 2009, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Under a separate agreement entered into in connection with the acquisition of Game Link, Berth Milton has agreed to vote Private shares beneficially owned by him in favor of Mr. Bunimovitz’s election to the Board of Directors in 2009, 2010 and 2011, so long as he continues to be employed by the Company.

Effective December 17, 2009, the Company appointed Eric Johnson as a director pursuant to his Employment Agreement with the Company and Entruphema Inc., a subsidiary of the Company, entered into on October 29, 2009. The Employment Agreement was entered into in connection with the acquisition of Entruphema and its affiliate, Sureflix Digital Distribution Inc. on October 29, 2009. Under a separate agreement entered into in connection with the acquisition of Game Link, Berth Milton has agreed to vote Private shares beneficially owned by him in favor of Mr. Johnson’s election to the Board of Directors in 2010, 2011 and 2012, so long as he continues to be employed by the Company.

No other director or executive officer serves pursuant to any arrangement or understanding between him or her and any other person. There are no family relationships between any of our directors or executive officers.

Audit Committee

We maintain an Audit Committee in accordance with applicable SEC and Nasdaq rules. The Audit Committee is currently comprised of Johan Carlberg, Bo Rodebrandt and Daniel Sánchez. All of the members of the Audit Committee are “independent” as defined in applicable Nasdaq listing requirements and SEC regulations, and each of them is able to read and understand fundamental financial statements. The Board has determined that Daniel Sánchez is an “audit committee financial expert” as defined under applicable SEC regulations. The Audit Committee reviews and recommends to the Board, as it deems necessary, the internal accounting and financial controls for the Company and the accounting principles and auditing practices and procedures to be employed in preparation and review of financial statements of the Company. The Audit Committee makes recommendations to the Board concerning the engagement of independent public accountants and the scope of the audit to be undertaken by such accountants. The Audit Committee has adopted a written Audit Committee Charter.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to Private covering its 2009 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of Private’s officers and directors complied with the reporting requirements under Section 16(a) for the 2009 fiscal year, except as follows. Berth Milton failed to file Form 4s reporting the sale of 1,307,822 shares in the period November 5-13, 2009.Eric Johnson failed to file a single Form 3 upon being appointed a director of Private in December 2009. Johan Carlberg and Daniel Sánchez failed to file a single Form 4 reporting the grant of options for 1,000 and 3,334 shares, respectively, in December 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to (i) our two Chief Executive Officers serving during in such capacity during any part of 2009, and (ii) the other most highly compensated executive officer who was serving as an executive officer at the end of 2009 who earned compensation in excess of $100,000 in 2009, and (iii) the most highly compensated executive officer in 2009 who earned compensation in excess of $100,000 in 2009 and who was not serving as an executive officer at the end of 2009; in each case for services rendered in all capacities to Private Media Group for the two fiscal years ended December 31, 2008, and December 31, 2009. No other executive officer earned compensation in excess of $100,000 in 2009.

2009 Summary Compensation Table

Name and Principal Position During Fiscal 2009	Fiscal Year	Salary ($)(1)	All Other Compensation ($)(1)		Total ($)(1)
Berth H. Milton, President, CEO,(2)(3) Director and Chairman of the Board	2009	625,000	25,000	(4)	650,000
	2008	253,000	26,000	(4)	279,000
Ilan Bunimovitz, CEO, Director, (5) Executive Vice President Online Media Division, Private Media Group, Inc.; President, GameLink LLC; President, eLine LLC	2009	279,000	30,000	(6)	309,000

Johan Gillborg (7) Chief Financial Officer and Secretary, Private Media Group, Inc.; Chairman, Private France S.A.; Chairman, Private Benelux; Administrator, Milcap Media Group	2009	206,000	—		206,000
	2008	205,000	—		205,000

Peter T. Cohen (8)(9) Chief Operating Officer, Private Media Group, Inc.	2009	85,000	69,000	(10)	154,000
	2008	295,000			295,000

(1)	Salary amounts received in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Mr. Milton served as CEO until April 2009, at which time he was appointed as President. The Table includes compensation received by Mr. Milton in all capacities in 2009.
(3)	Salary received in non-US currency, 450,000 euro in 2009 and 110,510 euro in 2008. As the salary paid to Mr. Milton for 2009 was not approved by the other directors in 2009, in January 2010 the Board of Directors directed that three independent directors, acting as the Compensation Committee, determine and recommend to the Board of Directors an appropriate level of compensation for Mr. Milton for 2009 and 2010. In March 2010 the Board of Directors reduced Mr. Milton’s 2009 salary to $432,000 (311,000 euro). The Board determined that the remaining $193,000 (139,000 euro) received by Mr. Milton as salary in 2009 would be retained by Mr. Milton as a retention bonus provided he remains with the Company through December 31, 2011.
(4)	The Company furnished security and local transportation for Mr. Milton and his immediate family in 2008 and 2009. The amounts in the Table represents the non-business portion of such benefits, valued at the incremental cost to the Company.
(5)	Mr. Bunimovitz was appointed as Executive Vice President of the Company’s Online Media Division on January 20, 2009. In April 2009 he was also appointed as Chief Executive Officer of the Company. Table includes compensation received by Mr. Bunimovitz in all capacities in 2009.
(6)	Under Mr. Bunimovitz’s employment agreement he receives a $1,500 per month non-accountable car allowance. He also receives health insurance coverage at an amount of $16,000 per year under an executive plan which is available generally to Company employees. The Company also provided 401(k) matching at an amount of $4,000. The amount in the table represents the non-business portion of the car allowance and the dollar amount of premiums paid by the Company for Mr. Bunimovitz’s health insurance.
(7)	Salary received in non-US currency, 148,000 euro in 2009 and 139,000 euro in 2008.
(8)	Mr. Cohen served as Chief Operating Officer until May 2009.
(9)	Salary received in non-US currency, 61,000 euro in 2009 and 200,000 euro in 2008.
(10)	Represents severance payment to Mr. Cohen. Under the terms of Mr. Cohen’s employment agreement he was entitled to receive a severance payment equal to three months salary in the event of his termination. This amount was paid in non-US currency, 50,000 euro in 2009.

No bonuses or stock awards were granted to any of the named executive officers in 2008.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year Mr. Milton has acted as the Compensation Committee. Mr. Milton served as our Chief Executive Officer during part of 2009 and served as Chairman and President during all of 2009. During the last fiscal year, none of our executive officers served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Grants of Plan-Based Awards in the Last Fiscal Year

There were no plan-based awards granted to the individuals named in the Summary Compensation Table above for the year ended December 31, 2009.

Outstanding Equity Awards at 2009 Fiscal Year-End

No stock options, stock awards or equity incentive plan awards were issued in 2009 or were outstanding at the end of 2009.

Option Exercises and Stock Vesting During 2009

No stock options were exercised during 2009 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2009.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

We generally do not enter into long-term employment agreements with our executive officers. We generally do not enter into severance agreements or similar agreements providing for payments upon termination of employment or change-in-control. Such agreements, when entered into, are negotiated on a case-by-case basis. We have not entered into any employment agreements or severance agreements with the named executive officers other than Ilan Bunimovitz and Peter Cohen.

Ilan Bunimovitz was appointed as a director in March 2009 pursuant to his Employment Agreement with the Company and Game Link LLC, a subsidiary of the Company, entered into on January 20, 2009. The Employment Agreement was entered into in connection with the acquisition of Game Link LLC and eLine LLC by the Company on January 20, 2009, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. The Employment Agreement provides for Mr. Bunimovitz to serve as Executive Vice President of the consolidated Internet and Internet-related business conducted by the Company and its subsidiaries for a period of three years, subject to earlier termination by either party under specified circumstances. Under the terms of the Employment Agreement the Company agreed to appoint Mr. Bunimovitz to its Board by March 1, 2009, and to nominate him to continue to serve as a director in 2009, 2010 and 2011 until such time as he ceases to be employed by the Company. The Employment Agreement provided for Mr. Bunimovitz to receive an annual base salary of $281,828, $271,070 and $302,648 in the first, second and third years of the employment term. He is also entitled to receive stock options on the same terms as stock options granted to Berth Milton, the Company’s Chairman, President and principal shareholder, during the term of the Employment Agreement, in an amount which is proportionate to the relative stock ownership as between Mr. Bunimovitz and Mr. Milton. If the Company terminates Mr. Bunimovitz’s employment during the term of the Employment Agreement other than for “cause,” or if Mr. Bunimovitz terminates his employment with the Company for “good reason,” then Mr. Bunimovitz is entitled to continue to receive his monthly base salary for the remaining period of the three year term.In April 2009 Mr. Bunimovitz was also appointed as the Company’s Chief Executive Officer, and his Employment Agreement was modified to provide for an annual base salary in each of the three years of his employment term of $295,000 per year. Mr. Bunimovitz’s Employment Agreement also provides for a non-accountable monthly car allowance of $1,500 per month and health insurance benefits equivalent to benefits afforded to other executive officers of the Company.

Effective November 2006, we entered into an employment agreement with Peter Cohen in connection with his employment by Private as its Chief Operating Officer. Mr. Cohen’s employment is terminable upon not more than 30 days notice. We agreed to pay him a salary of $200,000 per annum plus certain relocation costs of up to EUR 24,000. Effective September 2007 his base salary of $200,000 per annum was increased to EUR 200,000 per annum. Mr. Cohen was also eligible to receive an annual performance bonus, upon the achievement of specified goals in each fiscal year, commencing in 2007, based upon the amount of increase in annual operating income after 2006. The agreement provided for an annual bonus of between EUR 20,000 – 100,000, depending upon the amount of increase in operating income in the applicable fiscal year. No bonus was paid or accrued for 2007 or 2008, as the financial targets were not achieved. The agreement also provided that if Mr. Cohen is terminated by Private other than for cause, he is entitled to a severance payment equal to one month of salary if terminated prior to October 30, 2007, and three months of salary if terminated at any time thereafter. Mr. Cohen ceased to be employed by the Company in May 2009 and received three months of severance pay in accordance with his agreement.

Director Compensation During 2009

The following table summarizes all compensation paid to our non-employee directors during 2009.

2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($) (2) (5)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)(1)
Bo Rodebrant	—	—	—	—	—	—
Lluis Torralba	—	—	—	—	—	—
Johan G. Carlberg (3)	6,944	—	820	—	—	7,764
Daniel Sánchez (4)	13,889	—	2,734	—	—	16,623

(1)	Fee earned in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 18 to the financial statements included elsewhere in this Annual Report.
(3)	The director earned 5,000 euro in non-US currency and, as of December 31, 2009, the director had 9,000 options outstanding.
(4)	The director earned 10,000 euro in non-US currency and, as of December 31, 2009, the director had 30,000 options outstanding.
(5)	In 2009 Messrs. Sánchez and Carlberg were each granted options to acquire 3,334 and 1,000 shares, respectively, of Private’s common stock at an exercise price of $1.89 per share, being the fair market value of our common stock on the date of grant, which options vest in October 2010 and expire in October 2013.

Our Board of Directors may, at its discretion, compensate directors for attending board and committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings.

We have agreed to pay Daniel Sánchez a fee of EUR 2,000, and Johan Carlberg a fee of EUR 1,000, for each board and committee meeting attended. With respect to Bo Rodebrant, we have agreed to pay a fee of EUR 1,000, for each committee meeting attended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information as of April 9, 2010, regarding the beneficial ownership of our common stock by:

•	each of our directors and the named executive officers individually,

•	all persons known by us to be beneficial owners of five percent or more of our common stock, and

•	all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned.

Name and Address	Number of Shares Beneficially Owned (1)		Percent Beneficially Owned (1)
Berth H. Milton (2)	9,059,840	(3)	43.8%
RS Platou Markets AS (4)	2,929,672	(5)	14.1%
Ilan Bunimovitz (6)	1,875,950		9.1%
Eric Johnson	130,000	(7)	*
Johan Gillborg (2)	35,000		*
Bo Rodebrant (2)	—		*
Daniel Sánchez (2)	10,002	(8)	*
Johan G. Carlberg (2)	3,000	(9)	*
Peter T. Cohen (2)	—		—
All Executive Officers and Directors as a group (8 people) (10)	11,113,792		53.3%

*	Denotes less than 1%
(1)	Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 20,705,745 shares of common stock outstanding on April 9, 2010. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of April 9, 2010, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	His address is c/o Milcap Media Group SLU, Calle de la Marina 16-18 Floor 18 Suite D, 08005 Barcelona, Spain.
(3)	Includes 1,842,179 shares held in Mr. Milton’s margin brokerage account with RS Platou Markets. RS Platou also claims beneficial ownership and sole voting and investment power of these 1,842,179 shares under the terms of pledge agreements entered into between RS Platou and Mr. Milton. Also includes 1,650,000 shares of common stock owned of record by Slingsby Enterprises Limited and 666,667 shares of common stock owned of record by Bajari Properties Limited, which shares are pledged to third parties to secure payments of loans from third parties to us.
(4)	Its address is Post Office Box 1474 Vika, Oslo, Norway N-0116.
(5)	Based upon information reported by RS Platou Markets AS on Schedule 13G filed with the SEC on February 16, 2010. Includes 1,842,179 shares held in Mr. Milton’s margin brokerage account with, RS Platou Markets. Berth Milton also claims beneficial ownership and sole voting and investment power of these 1,842,179 shares.

(6)	His address is c/o GameLink LLC, 537 Stevenson Street, San Francisco CA 94103, USA.
(7)	Represents shares issuable upon conversion of Class A Preference Shares of Entruphema, Inc., a subsidiary of the Company.
(8)	Represents 10,002 shares issuable upon exercise of Options issued under employee stock option plans owned by Mr. D. Sánchez.
(9)	Represents 3,000 shares issuable upon exercise of Options issued under employee stock option plans owned by Mr. Carlberg.
(10)	Includes 13,002 shares issuable upon exercise of outstanding Options under employee stock option plans.

Equity Compensation Plan Information

We have an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available. The 1999 Plan, was in effect until its expiration on March 1, 2009. The 1999 Plan authorized us to grant stock options exercisable for up to an aggregate of 2,400,000 shares of common stock. No stock options may be granted under the 1999 Plan, following its expiration. At December 31, 2009, options for 13,002 shares were outstanding under the 1999 Plan. The 2009 EIP was shareholder approved and came into effect on December 16, 2009. It allows the Company to grant incentive stock options, non-statutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards. The Company may issue up to 2,066,667 shares of its common stock pursuant to Awards granted. Shares pursuant to Awards that have expired or are forfeited will be returned to the 2009 EIP.

Full details of the plans are included in Note 18 to the financial statements and are summarized below as of December 31, 2009:

( a )	Number of securities to be issued upon exercise of outstanding options, warrants and rights	17,336
( b )	Weighted-average exercise price of outstanding options, warrants and rights	$6.77
( c )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a) above)	2,062,333

We do not maintain any other equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Guaranty of Commerzbank Note by Affiliate of Berth Milton

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, President and principal shareholder, and the guaranty is secured by 1,650,000 shares of Private Media Group, Inc. common stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private common stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million ($2.7 million at December 31, 2009), utilizing an interest rate of 7%. On May 1, 2009, Consipio filed a lawsuit in U.S. District Court against the Company asserting a claim for unspecified damages under the Note. The Company and Slingsby filed their Answer and asserted several affirmative defenses. On March 26, 2010, the Court dismissed the lawsuit, finding that U.S. federal courts did not have jurisdiction over the subject matter of the lawsuit. This dismissal does not prejudice Consipio’s ability to refile this lawsuit in another jurisdiction, should it choose to do so.

Guaranty of EUR One Million Loan by Affiliate of Berth Milton

In December 2007 an affiliate of Mr. Milton agreed to guarantee a bank line of credit agreement of Euro 1.0 million entered into by one of the Company’s European subsidiaries, which was originally due on December 31, 2008, and was subsequently extended until it expired in December 31, 2009. On December 11, 2009, the credit line of Euro 1.0 million was refinanced with a six year term loan by an institutional lender at an interest rate of EURIBOR + 1.2%. Interest is payable annually starting December 11, 2010 and the loan is repayable in equal annual installments over a five year period starting December 11, 2011 (the “December 2009 Refinancing”). The December 2009 Refinancing was arranged and guaranteed by an affiliate of Berth Milton and the guaranty is secured by 666,667 shares of Private common stock beneficially owned by Mr. Milton.

Unsecured Loans to Slingsby Enterprises Limited

We have unsecured loans to Slingsby Enterprises Limited (“Slingsby”), an entity controlled by Mr. Milton (the “Slingsby Loans”). The Slingsby Loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2009 the highest amount outstanding was EUR 7.25 million. As of December 31, 2009, and March 31, 2010, EUR 7.25 million and EUR 7.3 million, respectively, remained outstanding on these loans, including interest. No payments of principal or interest have been made in respect of the Slingsby Loans.

In connection with the acquisition of Game Link LLC by the Company on January 20, 2009, in order to induce the sellers to consummate the acquisition, Slingsby Enterprises Limited entered into an agreement (the

“GameLink Letter Agreement”) with the Company and the sellers with regard to the partial repayment of the Slingsby Loans. Under the GameLink Letter Agreement, in each of the fiscal years ended December 31, 2009, 2010, and 2011, Slingsby is required to repay not less than EUR one million, either in cash or in Private common stock valued at its fair market value as determined by the disinterested directors of Private, to be applied first to accrued interest and then to principal of the loan. At December 31, 2009, Slingsby had not made the EUR one million payment due on such date.

In January 2010 Mr. Milton advised the Company’s Board of Directors that Slingsby did not make the EUR one million payment due under the GameLink Letter Agreement on December 31, 2009, as he had arranged for the EUR one million December 2009 Refinancing on terms favorable to the Company and arranged for the pledge of 666,667 shares of common stock beneficially owned by Mr. Milton to secure the December 2009 Refinancing. In February 2010 the Company’s independent directors determined that it was not in the best interest of the Company to enforce the December 31, 2009 EUR one million payment obligation under the GameLink Letter Agreement, in view of its determination that the arrangement by Mr. Milton of December 2009 Refinancing was done in good faith and was in the best interests of the Company and that Mr. Milton’s involvement in the refinancing was an important factor in completing this financing, but that the payments due in 2010 and 2011 would remain in place.

The independent directors further determined that the terms of the Slingsby Loan should be renegotiated with Mr. Milton to reflect reasonable market terms in view of a number of factors, including the size of the loan, the failure of Slingsby Enterprises Limited to make the scheduled payment due on December 31, 2009, the absence of any security for the loan and the absence of a fixed maturity date or agreed payment schedule sufficient to repay the full amount of the Slingsby Loan. Mr. Milton proposed to restructure the payment terms of the Slingsby Loan to provide for a personal guaranty of the Slingsby Loan by Mr. Milton, a fixed maturity date of five years, and payments of EUR 1 million, in cash or Private common stock, in 2011 and 2012. However, the Company and Mr. Milton have not yet been able to reach agreement on the material terms of the restructuring of the Slingsby Loan. Both the Company and Mr. Milton intend to continue further discussions regarding restructuring the terms of the Slingsby Loan. However, based upon the payment history of the loan to date and the absence of any security for the Slingsby Loan at this time, the Company has determined to fully provide against the Loan until such time as the terms of the Slingsby Loan are modified to provide adequate assurances of the collectability of the Slingsby Loan.

The terms of the GameLink Letter Agreement provide that it may not be amended without the consent of the GameLink sellers, which includes Ilan Bunimovitz. These terms require payments of the Slingsby Loan of EUR1 million, in cash or Private common stock, on or before December 31, 2009, 2010 and 2011. Therefore, any restructuring of the Slingsby Loan which requires a modification of the payment terms in the GameLink Letter Agreement will be subject to obtaining the consent of the GameLink sellers. As of the date of this report the GameLink sellers have not agreed to waive or defer any required payments, including the payment required to be made by Slingsby to Private on December 31, 2009.

Game Link Agreements

In January 2009 the Company completed the acquisition of Game Link LLC and eLine LLC, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. In consideration of the acquisition of Ilan Bunimovitz’s interests in Game Link LLC and eLine LLC, he received 2,066,725 shares of the Company’s common stock and he is entitled to receive up to an additional 1,112,852 shares of common stock if the combined EBITDA of the digital media operations of the Company and Game Link meet specified targets in 2009, 2010 and 2011. The total value of the shares received and to be received by Mr. Bunimovitz in connection with the acquisition, assuming the EBITDA targets are met in 2009, 2010 and 2011, is EUR 7,418,271 (USD 9,634,118), based on the closing price of the Company’s common stock on January 20, 2009. The Company and the sellers have not yet determined whether the EBITDA target has been met for 2009.

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

Sureflix Transactions

Effective December 17, 2009, the Company appointed Eric Johnson as a director pursuant to his Employment Agreement with the Company and Entruphema Inc., a subsidiary of the Company (“Entruphema”), entered into on October 29, 2009. The Employment Agreement was entered into in connection with the acquisition of Entruphema and its affiliate, Sureflix Digital Distribution Inc. on October 29, 2009, companies engaged in the business of digital distribution of premium gay adult content. Mr. Johnson was the chief executive officer and a minority owner of Entruphema prior to its acquisition by Private on October 29, 2009.

The Employment Agreement provides for Mr. Johnson to serve as Chief Executive Officer of Entruphema for a period of three years, subject to earlier termination by either party under specified circumstances. Under the terms of the Employment Agreement the Company agreed to appoint Mr. Johnson to its Board by December 31, 2009, and to nominate him to continue to serve as a director in 2010 and 2011 until such time as he ceases to be employed by Entruphema. The Employment Agreement provides for Mr. Johnson to receive an annual base salary of CAD 235,000 during each year of the three year employment term. If Entruphema terminates Mr. Johnson’s employment during the term of the Employment Agreement other than for “cause,” or if Mr. Johnson terminates his employment with the Entruphema for “good reason,” then Mr. Johnson is entitled to continue to receive his monthly base salary for the remaining period of the three year term.

In consideration of the acquisition of Mr. Johnson’s interest in Entruphema, he is receiving non-voting Class A Preference Shares of Entruphema convertible into 130,000 shares of the Company’s common stock, and he is entitled to receive additional Class A Preference Shares convertible into up to 70,000 shares of the Company’s common stock if the combined EBITDA of the digital media operations of the Company and Entruphema meet specified targets in the three months ended December 31, 2009, the two 12-month periods ending December 31, 2010 and 2011, and the nine month period ending September 30, 2012.

The total value of the shares received and to be received by Mr. Johnson in connection with the acquisition, assuming the EBITDA targets are met, is $474,000, based on the closing price of the Company’s common stock on October 29, 2009. The total value of the acquisition of Entruphema by the Company, based upon shares received and to be received by all of the sellers of Entruphema common stock in the transaction, including Mr. Johnson, assuming the EBITDA targets are met, is $4,740,000, based on the closing price of the Company’s common stock on October 29, 2009.

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

Director Independence

All of the members of our Board of Directors are “independent” as defined in Nasdaq Stock Market Rule 5605(a)(2) other than Berth Milton, who is our Chairman and President, Ilan Bunimovitz, our CEO, and Eric Johnson, who is President of Entruphema, Inc., a subsidiary of Private.

Our Board of Directors has an Audit Committee and a Compensation Committee. Our Board of Directors does not have a formal nominating committee. Therefore, all decisions regarding director nominations are addressed by the entire Board of Directors, subject to the approval of a majority of the independent directors. All of the members of the Audit Committee are independent under applicable SEC and Nasdaq listing rules.

Mr. Rodebrandt was appointed to the Audit Committee on January 14, 2010, on an interim basis, to replace Lluis Torralba. Prior to his appointment to the Audit Committee, a company owned and operated by Mr. Rodebrandt provided services to a subsidiary of Private, for which it was paid fees of less than $120,000 in 2007, 2008, 2009 and 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to BDO Auditores S.L.

Following is information regarding fees billed by BDO Auditores S.L. for services rendered to the Company in 2008 and 2009.

Audit Fees. The aggregate fees billed to the Company by the Company’s principal accountant, BDO Auditores S.L., for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $130,000 and $275,000 in 2008 and 2009, respectively. Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. BDO Auditores S.L. did not provide any assurance or related services which are not included under “Audit Fees” in 2008 and 2009, respectively.

Tax Fees. BDO Auditores S.L. did not provide any tax compliance, tax advice, or tax planning services in 2008 and 2009, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2008 and 2009, all services provided by BDO Auditores S.L. were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements.

See Consolidated Financial Statements.

2.	Financial Statement Schedules.

See Schedule II.

3.	Exhibits.

See Exhibit Index.

INDEX TO EXHIBITS

Exhibit No.	Description of Document

(4) 2.1	Agreement and Plan of Reorganization dated as of January 20, 2009, by and among Private Media Group, Inc., PRVT Acquisition Corp. I, PRVT Acquisition Corp. II, Game Link LLC, eLine, LLC, Mama’s LLC, ThinkForward, Inc. GreenCine, Inc., Ilan Bunimovitz, Andrew Sullivan, Dennis Woo and Peter Marinac.

(5) 2.2	Acquisition Agreement dated as of October 9, 2009, by and among Private Media Group, Inc., 2220445 Ontario Inc., Entruphema Inc., 2062249 Ontario Inc., Eric Johnson, Erik Schannen and Michel Lozier, and Eric Johnson in his capacity as Sellers Representative.

3.1	Restated Articles of Incorporation

3.2	Articles of Amendment to the Articles of Incorporation

3.3	Certificate of Amendment to Articles of Incorporation

(1) 3.4	Amended and Restated Bylaws

*4.1	Specimen Common Stock Certificate.

(8) 4.2	Exchange and Support Agreement dated October 29, 2009, by and among Private Media Group, Inc., 2220445 Ontario Inc., Entruphema Inc., 2062249 Ontario Inc., Eric Johnson, Erik Schannen and Michel Lozier, and Eric Johnson in his capacity as Sellers Representative, including Schedule A thereto (Exchangeable Share Provisions).

*10.1	Milcap Acquisition Agreement dated December 19, 1997

*10.2	Cinecraft Acquisition Agreement dated December 19, 1997

**10.3	7% Note Due 2002 from the Registrant to Commerzbank AK.

++10.4	Amendment No.1 to the 7% Note Due 2002

+10.5	Share Purchase Agreement dated as of December 9, 2002, by and among Fraserside Holdings Limited, Luthares Investments N.V. and Stichting de Oude Waag.

(1) 10.6	Consulting Agreement dated September 29, 2006, by and between the Company and Peter Cohen, as amended by letter dated September 29, 2006.

(3) 10.7	Employment Agreement dated as of January 20, 2009, by and among Ilan Bunimovitz, Game Link LLC and Private Media Group, Inc.

10.8	Amended and Restated Employment Agreement dated as of October 8, 2009, by and among Ilan Bunimovitz, Game Link LLC and Private Media Group, Inc.

(6) 10.9	Employment Agreement dated as of October 29, 2009, by and among Eric Johnson, Entruphema Inc. and Private Media Group, Inc.

++10.10	Amended and Restated 1999 Employee Stock Option Plan

(7) 10.11	2009 Equity Incentive Plan

(2) 14.1	Code of Ethics

21	Subsidiaries.

23.1	Consent of BDO Auditores S.L.

23.2	Consent of Odenberg, Ullakko, Muranishi & Co. LLP

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 (SEC File No. 333-62075).
**	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (SEC File No. 333-69654).
+	Incorporated by reference from the registrant’s Form 8-K dated January 14, 2003.
++	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(1)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference from the registrant’s Interim Report on Form 8-K filed with the SEC on March 6, 2009.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2009. Schedules and exhibits to the Agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. Private agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2009. Schedules and exhibits to the Agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. Private agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2009.
(7)	Incorporated by reference from the registrant’s definitive Proxy Statement filed with the SEC on November 3, 2009.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2009.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2010	PRIVATE MEDIA GROUP, INC.

	By:	/s/ Ilan Bunimovitz
Ilan Bunimovitz, Chief Executive
Officer

In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Berth H. Milton Berth H. Milton	Chairman of the Board, Director	May 24, 2010

/s/ Ilan Bunimovitz Ilan Bunimovitz	Chief Executive Officer, Director	May 24, 2010

/s/ Johan Gillborg Johan Gillborg	Chief Financial Officer, Chief Accounting Officer	May 24, 2010

/s/ Bo Rodebrant Bo Rodebrant	Director	May 24, 2010

/s/ Johan G. Carlberg Johan G. Carlberg	Director	May 24, 2010

/s/ Daniel Sánchez Daniel Sánchez	Director	May 24, 2010

/s/ Eric Johnson Eric Johnson	Director	May 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Private Media Group, Inc.

1.	We have audited the accompanying consolidated balance sheets of Private Media Group, Inc. as of December 31, 2008 and 2009 and the related consolidated statements of income and comprehensive income, shareholders´ equity, and cash flows for the three years in the period ended December 31, 2009. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of ThinkForward, Inc., a wholly-owned subsidiary, which consolidated statements reflect at December 31, 2009 total assets constituting 5% and total revenues constituting 42% of the related consolidated totals. Those consolidated statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for ThinkForward, Inc., is based solely on the report of those auditors.

2.	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3.	In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. at December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

4.	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations over the past years and has not yet reestablished profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.	Also, in our opinion, the schedule presents fairly, in all material responses, the information set forth therein.

/s/ BDO Auditores S.L.
BDO AUDITORES S.L.

Barcelona, Spain
May 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Think Forward, Inc.

We have audited the accompanying consolidated balance sheet of ThinkForward, Inc. (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, changes in shareholders´ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThinkForward, Inc. at December 31, 2009, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California
May 17, 2010

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009	2009
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	552	613	889
Trade accounts receivable - net (Note 4)	6,066	5,382	7,801
Related party receivable (Note 13)	7,038	—	—
Inventories - net (Note 5)	5,038	2,439	3,535
Deferred income tax asset (Note 12)	6,188	4,478	6,490
Prepaid expenses and other current assets	1,238	866	1,255

TOTAL CURRENT ASSETS	26,120	13,779	19,970
Library of photographs and videos - net (Note 7)	15,138	11,635	16,862
Property, plant and equipment - net (Note 6)	3,154	6,685	9,689
Other intangible assets (Note 8)	2,971	5,212	7,554
Goodwill (Note 3)	2,132	10,524	15,252
Other investments (Note 9)	1,022	—	—
Other assets	321	675	978

TOTAL ASSETS	50,859	48,510	70,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings (Note 10)	4,401	3,080	4,464
Current portion of long-term borrowings (Note 10)	—	222	322
Accounts payable trade	3,816	6,207	8,996
Income taxes payable (Note 12)	1,087	1,089	1,578
Deferred income taxes (Note 12)	24	24	35
Accrued other liabilities (Note 11)	920	1,884	2,730

TOTAL CURRENT LIABILITIES	10,249	12,506	18,125
Contingent consideration payable (Note 3)	—	4,703	6,816
Long-term borrowings (Note 10)	—	1,898	2,751
Related party payable (Note 13)	—	69	100

TOTAL LIABILITIES	10,249	19,176	27,792

SHAREHOLDERS’ EQUITY (Note 14)

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2008 and 2009, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 17,860,165 and 20,704,934 issued and outstanding at December 31, 2008 and 2009, respectively	885	869	1,259
Additional paid-in capital	21,728	30,466	44,154
Retained earnings	22,074	1,564	2,266
Accumulated other comprehensive income	(4,077)	(3,565)	(5,167)

TOTAL SHAREHOLDERS’ EQUITY	40,610	29,334	42,512

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	50,859	48,510	70,304

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years ended December 31,
	2007	2008	2009	2009
	EUR	EUR	EUR	USD
	(in thousands)
Net sales	24,990	19,667	23,061	33,422
Cost of sales	12,305	13,505	16,864	24,440

Gross profit	12,685	6,161	6,197	8,982
Selling, general and administrative expenses	13,599	13,061	24,833	35,990

Operating income (loss)	(914)	(6,900)	(18,636)	(27,009)
Interest expense	272	323	389	563
Interest income	275	257	234	339

Income (loss) before income taxes	(911)	(6,965)	(18,790)	(27,232)
Income tax (benefit)	(506)	(1,777)	1,720	2,493

Net Income (loss)	(405)	(5,188)	(20,510)	(29,725)

Other comprehensive income:
Foreign currency translation adjustments	(224)	(959)	512	742

Comprehensive income	(629)	(6,147)	(19,999)	(28,983)

Net income (loss) per share:
Basic	(0.03)	(0.30)	(0.99)	(1.43)

Diluted	(0.03)	(0.30)	(0.99)	(1.43)

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total share- holders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2007	17,716,055	867	20,675	27,667	(2,893)	46,334
Repurchase of common stock	(1,000)	—	(8)	—	—	(8)
Shares issued for investment (Note 9)	145,109	—	1,022	—	—	1,022
Stock based compensation	—	—	28	—	—	28
Translation adjustment	—	—	—	—	(224)	(224)
Net loss	—	—	—	(405)	—	(405)

Balance at December 31, 2007	17,860,165	867	21,718	27,262	(3,118)	46,747
Stock based compensation	—	—	9	—	—	9
Translation adjustment	—	—	—	—	(959)	(959)
Net loss	—	—	—	(5,188)	—	(5,188)

Balance at December 31, 2008	17,860,165	867	21,727	22,074	(4,077)	40,610
Shares issued in acquisition (Note 3)	2,844,770	2	6,642	—	—	6,644
Exchangeable shares issued in acquisition (Note 3)	—	—	2,095	—	—	2,095
Stock based compensation	—	—	3	—	—	3
Translation adjustment	—	—	—	—	512	512
Net loss	—	—	—	(20,150)	—	(20,150)

Balance at December 31, 2009	20,704,934	869	30,466	1,564	(3,565)	29,334

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2008	2009	2009
	EUR	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(405)	(5,188)	(20,510)	(29,725)
Adjustment to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(636)	(1,856)	1,710	2,478
Depreciation	819	1,026	982	1,423
Stock based compensation	28	9	3	4
Bad debt provision	367	333	7,817	11,329
Write-down of magazine inventory	—	—	806	1,167
Investment write-off	—	—	1,022	1,481
Impairment of goodwill	—	293	884	1,281
Amortization of other intangible assets	124	124	124	180
Amortization of web pages	—	—	2,080	3,015
Amortization of photographs and videos	6,832	6,332	5,838	8,461
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(274)	2,192	384	556
Related party receivable	(317)	(298)	(198)	(287)
Inventories	1,124	2,112	2,010	2,913
Prepaid expenses and other current assets	(497)	1,285	573	831
Accounts payable trade	163	(1,096)	270	391
Income taxes payable	257	97	(172)	(249)
Accrued other liabilities	15	(149)	(312)	(452)

Net cash provided by operating activities	7,601	5,216	3,310	4,797
Cash flows used in investing activities:
Investment in library of photographs and videos	(7,101)	(4,292)	(2,335)	(3,384)
Capital expenditures	(1,370)	(1,136)	(1,575)	(2,282)
Cash received in acquisitions	—	—	333	483
Investment in other assets	(7)	36	(288)	(417)

Net cash used in investing activities	(8,478)	(5,392)	(3,864)	(5,600)
Cash flow provided by financing activities:
Short-term borrowings - repayments	(399)	(166)	(1,620)	(2,348)
Short-term borrowings - additions	1,200	365	129	188
Long-term borrowings - repayments	(430)	(111)	(143)	(208)
Long-term borrowings - additions	—	—	1,738	2,519

Net cash (used in) provided by financing activities	371	88	104	150
Foreign currency translation adjustment	(224)	(959)	512	742

Net increase (decrease) in cash and cash equivalent	(730)	(1,047)	61	89
Cash and cash equivalents at beginning of the year	2,329	1,599	552	800

Cash and cash equivalents at end of the year	1,599	552	613	889

Cash paid for interest	244	162	220	319

Cash paid for taxes	—	—	—	—

Repurchase of common stock (non-cash transaction)	8	—	—	—

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The company and basis of presentation

Private Media Group, Inc. (“the Company”) was originally incorporated on September 23, 1980 as Glacier Investment Company, Inc. under the laws of the State of Utah and, effective November 24, 1997, after a series of interim name changes, changed its name to Private Media Group Inc. Effective June 12, 1998 the Company acquired Cine Craft Limited (“Cine Craft”), a Gibraltar corporation and Milcap Media Limited (“Milcap”), a Republic of Cyprus corporation. Prior to the acquisitions the Company was a holding company with no operations. Milcap and its subsidiaries and Cine Craft operated under common control and were engaged in the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies (videocassettes and DVD’s) through distributors and via the Internet. During the year ended December 31, 2000, the Company established two new wholly owned subsidiaries, one in Sweden (Peach Entertainment Distribution AB, “Peach”) and one in the Republic of Cyprus (Fraserside Holdings Ltd., “Fraserside”). These subsidiaries were formed to carry on the business of Milcap Publishing Group AB (Sweden) and Milcap (Cyprus), respectively.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2009 and for the twelve months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.69 per USD 1.00 the Exchange Rate of the European Central Bank on December 31, 2009. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

Effective March 11, 2010, we implemented a 1:3 reverse stock split of our common stock. Accordingly, all share and per share values reflected have been adjusted to give effect to the reverse stock split.

In each of the past three years we have experienced losses from operations. At December 31, 2009, we had cash and cash equivalents of EUR 613,000. As a result of our operating losses our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We currently expect future growth and to return to profitability provided we are successful with the following objectives:

•

rolling out our Internet platforms, including: a) our newly built signature property and membership platform private.com, b) our cutting edge mobile platform for Smartphones and c) our multinational eCommerce VOD platform;

•	restructuring our affiliate programs on all properties to compete aggressively for, and attract, affiliate traffic;

•	continuing the rollout of our content on cable and IPTV video-on demand platforms;

•	completing the integration of businesses acquired in 2009;

•	consolidating and restructuring our operations into an efficient new media business;

•	outsourcing of non-cost effective parts of our operations; and

•	identifying and exploring new online business opportunities which are less dependent on content.

If we are not successful in implementing the above objectives, or if we otherwise do not successfully respond to changing conditions in the adult entertainment industry, we may continue to incur significant losses. There can be no assurance that we will be able to operate profitably in the future.

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

The financial statements of the Company’s operations based outside of the euro area have been translated into euro. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into euro, year-end exchange rates are applied to the balance sheet accounts, while average annual rates are applied to income statement accounts. Translation gains and losses are recorded in other comprehensive income as a component of shareholders’ equity.

Transactions involving foreign currencies are translated into euro or functional currencies using exchange rates in effect at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at period end exchange rates and the resulting gain or loss is charged to income in the period.

For the year ended December 31, 2007, the aggregate exchange loss included in determining net income amounted to EUR 33 thousand and for the years ended December 31, 2008 and 2009 the aggregate exchange gain included in determining net income amounted to EUR 222 thousand and EUR 95 thousand, respectively.

Should the Company choose to pay dividends, although the Company’s current intention is to re-invest the un-remitted earnings of its foreign subsidiaries, dividends would be declared and paid in euro.

Recognition of Revenue

The Company’s primary sources of revenue are the sale of content delivered via Internet, broadcasting, DVD & magazines and mobile phones.

Internet video on-demand offerings are sold directly via the Company’s online retail websites and are paid for almost exclusively by credit card. The Company recognizes revenue from video-on-demand when the service is rendered and collectability is reasonably assured, specifically, when the customer’s credit card is charged, which is, in most cases, simultaneous with delivery of the on-demand video. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. The Company also offers a prepaid video-on-demand service in which a customer purchases a number of minutes of on-demand video at a set rate per minute based on the number of minutes purchased. The rate per minute decreases as the number of prepaid minutes increases. The Company records revenue from pre-pay customers as deferred revenue prior to commencement of services and recognizes revenue as the services are rendered. Prepaid minutes purchased under this program do not expire.

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

IPTV (Internet Protocol Television), satellite & cable broadcasting revenues are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Such revenues may be generated by either a fixed license fee or as an agreed percentage of sales, based on sales reported each month by the Company’s IPTV, cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

DVDs & Magazines (physical products) are sold both to wholesalers, on firm sale basis, and via national newsstand distributors, with the right to return. Our physical products are generally multi-lingual and the principal market is in Europe. Revenues from the sale of physical products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of physical

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of physical products under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned product. Distributors with the right to return are primarily national newsstand distributors. Most of our products are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of two months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals operating in each country. A majority of our national newsstand distributors are members of Distripress, the international organization for publishers and distributors, and carry out the distribution of the largest national and international newspapers and periodicals, including: Financial Times, Herald Tribune, Time, Newsweek, Vogue, etc. The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary from 50-80%. Percentages are reviewed on an on-going basis. Magazines have an approximate retail price of EUR 11.50 (USD 15.95) per copy and are printed on glossy high-quality paper at a cost of EUR 1.25 (USD 1.75). They are often shrink-wrapped in order to comply with local regulation or guidance for the sale of adult publications. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company has always collected the returns from newsstands in order to make them available for sale again. The Company operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned and the magazines are broken out in order to be sold via an additional scheduled re-distribution as Megapacks and Superpacks (three different copies per pack). Returns from the sale of Megapacks and Superpacks are destroyed. The retail price for products sold via re-distribution vary between EUR 14.95-19.95 (USD 20.75-27.70). Magazine returns not re-distributed as per above are sold on a firm sale basis to wholesalers as back numbers at a lower price than new issues. The Company has historically sold all returned copies at an average price higher than, or equal, to cost.

Revenues from mobile content (wireless) sales are recognized based on sales reported each month by mobile operators via aggregators. The aggregators do not report actual monthly sales for each of their operators to the Company until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which represent the content, i.e., the edited movie including soundtrack. b) translations, sound dubbing, & sub-titles, which are required to customize each movie in terms of language for all territories, and c) Digital Manipulation for DVD Masters, which is required to digitize the movie and create menus and language options in order to produce a master to be used to duplicate DVDs from.

The photo library comprises purchased photographic material used for print and internet publications. Our photographic material is used initially in one issue of our four principal magazine titles. However it will normally subsequently be used in later special editions. The print publications are typically printed once and thereafter they are sold over a period of several years, as discussed previously. Internet publications are sold via membership fees charged at the Company’s websites. Photos are also licensed to other internet and print publishers.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives range from 3-5 years. Website development costs involving the provision of additional functions or features to the website, including graphics and related software, are included in property, plant and equipment and are amortized on a straight-line basis over 3-5 years. In the years ended December 31, 2008 and 2009 the Company has capitalized EUR 530 thousand and EUR 1,276 thousand respectively of costs related to the development of its website including graphics and related software.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of businesses acquired.

Other Intangible Assets represents the value attributable to: a) Customer base, which was acquired from two of the Company’s former distributors in the U.S. and in Canada in 2001 and 2003, respectively, (see Note 8). The amortization expense is calculated on a straight-line basis over 10 years for each acquisition, b) Broadcasting asset, which was acquired from International Film Production and Distribution Limited in 2003 (see Note 8). At the time of acquisition, the asset was deemed to have an indefinite life and is not subject to amortization, and c) Trade and Domain names, which were acquired from GameLink and Sureflix (see Notes 3 and 8). At the time of acquisition, the assets were deemed to have an indefinite life and are not subject to amortization.

Goodwill and indefinite lived intangible assets are reviewed annually for impairment (or more frequently if indicators of impairment arise), see note 3 and 8. Further separable intangible assets that are not deemed to have an indefinite life are amortized over their expected useful lives.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value.

Advertising Costs

Advertising costs are charged to income as incurred. The total advertising costs were EUR 1,812 thousand, EUR 1,120 thousand and EUR 858 thousand for the years ended December 31, 2007, 2008 and 2009, respectively.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

Shipping and handling costs related to the Company’s products are recognized in cost of sales.

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting purposes than for tax purposes. Provision for deferred taxes are made in recognition of such temporary differences. The Company assesses the recoverability of deferred tax assets and records a valuation allowance when it believes it is not more likely than not that they will be recovered.

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

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding, including exchangeable shares issued on October 29, 2009, in the Sureflix acquisition, see Note 3, during the period. As of December 31, 2009, exchangeable shares equivalent to 1,300,000 shares of common stock was outstanding. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested stock grants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

Stock-based compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial reporting.

3. Acquisitions

GameLink Acquisition

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration paid for GameLink and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

January, 20
2009
EUR
(in thousands)
Consideration
Equity Instruments (2,844,770 common shares of Private)	6,644
Contingent consideration arrangement (1,531,799 common shares of Private)	3,575

Fair value of total consideration	10,219

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	233
Inventory	217
Property, plant, and equipment	3,371
Identifiable intangible assets	1,904
Financial liabilities	(3,480)

Total identifiable net assets	2,245
Goodwill	7,974

10,219

The Company incurred EUR 190 thousand in acquisition-related costs, which are included in selling, general, and administrative expenses in Private’s income statement for the twelve months ending December 31, 2009.

The acquisition was accomplished by the merger of two wholly-owned subsidiaries of Private into the two parent companies of the GameLink businesses, with the shareholders of those entities receiving 2,844,770 shares of Private Common Stock in exchange for 100% of their common stock. In addition, the former shareholders are entitled to receive up to an additional 1,531,799 shares of Private Common Stock if the combined EBITDA of the online digital media operations of Private and GameLink meet specified targets in 2009, 2010 and 2011. The total fair value of the acquisition, which assumes the EBITDA targets are met in 2009, 2010 and 2011, is EUR 10,219 thousand (USD 13,272 thousand).

Using an exchange rate of EUR 0.75 per 1.00 USD, the combined EBITDA targets of the online digital media operations of Private and GameLink which the contingent consideration arrangement stipulates for each of the years below are:

USD
(in thousands)
2009	5,210
2010	8,013
2011	9,329

22,552

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The manner in which the contingent consideration is earned in relation to the combined EBITDA targets is as follows:

For each of the years ended December 31, 2009, 2010 and 2011 in which the actual EBITDA of the online digital media operations equals or exceeds the target EBITDA, the former owners of GameLink (the “Former Owners”) are entitled to receive 510,600 shares of Private Common Stock.

If there is a shortfall in the actual EBITDA compared to the target EBITDA in any year, instead of receiving 510,600 target shares for that year, the Former Owners are entitled to receive a pro rata portion of the target shares for that year, based upon the ratio between the actual EBITDA and the target EBITDA for that year. In such event, if the actual EBITDA required in the following year(s) exceeds the target EBITDA, in addition to the 510,600 target shares earned for the following year(s),the Former Owners are entitled to recover all or a portion of unearned target shares from the prior year(s) based upon the amount by which actual EBITDA exceeds the target EBITDA in the subsequent year.

The contingent consideration of EUR 3,575 thousand was valued at its acquisition date fair value using the lattice model. The Company believes that the target EBITDA will be reached by the end of the contingency period. The contingent consideration is classified as a liability and will be re-measured at its current fair value each reporting period until the contingency is resolved.

The fair value of the acquired property, plant, and equipment of EUR 3,371 thousand is based on the cost to recreate GameLinks’s website, using the principle of substitution which determines value based on the estimated cost of replacing the technology with one of similar functionality. The asset was determined to have an estimated useful life of three years.

The fair value of the identifiable intangible assets of EUR 1,904 thousand, comprises trade and domain names. The trade and domain names are considered to be inseparable and have name recognition in the adult merchandise market as well as contractual protection. The asset was valued based on the relief-from-royalty method and have an indefinite estimated useful life.

The amounts of GameLink’s revenue and earnings included in Private’s consolidated income statement for the twelve months ended December 31, 2009, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2008, are:

	Revenue	Earnings
	EUR	EUR
	(in thousands)
Actual from January 20, 2009 – December 31, 2009	9,468	(176)
Supplemental pro forma from January 1, 2009 – December 31, 2009	23,627	(20,574)
Supplemental pro forma from January 1, 2008 – December 31, 2008	30,795	(5,619)

Sureflix Acquisition

On October 29, 2009, Private Media Group, Inc. (“Private”) completed the acquisition of 100% of the business of Entruphema Inc. and Sureflix Digital Distribution Inc.,(“Sureflix”). The Sureflix companies are engaged in the business of digital distribution of premium gay adult content over the Internet and online eCommerce development. As a result of the acquisition, Private is expecting to be a leading global digital distributor of gay adult content over the Internet.

The goodwill of EUR 1,302 thousand arising from the acquisition is provisional pending receipt of the final valuation and consists largely of the acquired know-how related to digital distribution of adult content over the Internet and online eCommerce development, economies of scale and synergies expected from combining the operations of Private and Sureflix. None of the goodwill recognized is expected to be deductible for income tax purposes.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration paid for Sureflix and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

October, 29
2009
EUR
(in thousands)

Consideration
Equity Instruments (the equivalent of 1,300,000 common shares of Private)	2,095
Contingent consideration arrangement (the equivalent of 700,000 common shares of Private)	1,128

Fair value of total consideration	3,223

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	648
Property, plant, and equipment	1,665
Identifiable intangible assets	462
Financial liabilities	(854)

Total identifiable net assets	1,921
Goodwill	1,302

3,223

The Company incurred EUR 249 thousand in acquisition-related costs, which are included in selling, general, and administrative expenses in Private’s income statement for the twelve months ending December 31, 2009.

The acquisition was accomplished by the merger of a newly formed wholly-owned subsidiary of Private into the parent company of the Sureflix businesses, with the shareholders of those entities receiving 3,900,000 Class A Preference Shares of the newly formed Private subsidiary, which shares are exchangeable for 1,300,000 shares of Private Common Stock, in exchange for 100% of their common stock.

In addition, the former shareholders are entitled to receive up to an additional 2,100,000 Class A Preference Shares of the newly formed Private subsidiary, which shares are exchangeable for 700,000 shares of Private Common Stock, if the combined EBITDA of the digital media operations of Private and the acquired companies meet specified targets in the three months ending December 31, 2009, the two 12-month periods ending December 31, 2010 and 2011, and the nine month period ending September 30, 2012. The total fair value of the acquisition, which assumes the EBITDA targets are met in 2009, 2010, 2011 and 2012, is EUR 3,223 thousand (USD 4,740 thousand).

Using an exchange rate of EUR 0.75 per 1.00 USD, the combined EBITDA targets of the online digital media operations of Private and Sureflix, which the contingent consideration arrangement stipulates for each of the periods, are:

USD
(in thousands)
Three-months ending Dec. 31, 2009	1,503
Twelve-months ending Dec. 31, 2010	9,012
Twelve-months ending Dec. 31, 2011	10,373
Nine-months ending Sep. 30, 2012	7,898

28,785

The manner in which the contingent consideration is earned in relation to the combined EBITDA targets is as follows:

For each of the three month period ending December 31, 2009, the two 12-month periods ending December 31, 2010 and 2011, and the nine month period ending September 30, 2012, in which the actual EBITDA of the online digital media operations equals or exceeds the target EBITDA, the former owners of Sureflix (the “Former

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Owners”) are entitled to receive a quantity of Class A Preference Shares of the newly formed Private subsidiary, which shares are exchangeable for 58,333, 233,333, 233,333 and 175,000 shares of Private Common Stock, respectively.

If there is a shortfall in the actual EBITDA compared to the target EBITDA in any period the Former Owners are entitled to receive a pro rata portion of the target shares for that year, based upon the ratio between the actual EBITDA and the target EBITDA for that year. In such event, if the actual EBITDA required in the following period(s) exceeds the target EBITDA, in addition to the target shares earned for the following period(s), the Former Owners are entitled to recover all or a portion of unearned target shares from the prior period(s) based upon the amount by which actual EBITDA exceeds the target EBITDA in the subsequent year.

The contingent consideration of EUR 1,128 thousand was valued at its acquisition date fair value using the lattice model. The Company believes that the target EBITDA will be reached by the end of the contingency period. The contingent consideration is classified as a liability and will be re-measured at its current fair value each reporting period until the contingency is resolved.

The fair value of the acquired property, plant, and equipment of EUR 1,665 thousand is provisional pending receipt of the final valuation.

The fair value of the identifiable intangible assets of EUR 462 thousand, comprises trade and domain names. The trade and domain names have an indefinite estimated useful life. The fair value of these assets is provisional pending receipt of the final valuation.

The amounts of Sureflix’s revenue and earnings included in Private’s consolidated income statement for the twelve months ended December 31, 2009, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2008, are:

	Revenue	Earnings
	EUR	EUR
	(in thousands)
Actual from October 29, 2009 – December 31, 2009	729	3
Supplemental pro forma from January 1, 2009 – December 31, 2009	26,904	(20,477)
Supplemental pro forma from January 1, 2008 – December 31, 2008	25,454	(5,453)

4. Trade accounts receivable

Trade accounts receivable consist of the following:

	December 31,
	2008	2009
	EUR	EUR
	(in thousands)
Trade accounts receivable	7,454	7,169
Allowance for doubtful accounts	(1,388)	(1,787)

Total trade accounts receivable, net	6,066	5,382

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories consist of the following:

	December 31,
	2008	2009
	EUR	EUR
	(in thousands)
Magazines for sale and resale	2,394	805
DVDs	2,330	1,417
Other	314	217

	5,038	2,439

6. Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
	2008	2009
	EUR	EUR
	(in thousands)
Equipment & Furniture	10,063	10,463
Website Development	2,911	8,832
Production Database	957	1,229
Accumulated depreciation	(10,776)	(13,838)

Total Property, Plant and Equipment, net	3,154	6,685

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Library of photographs & videos

Library of photographs & videos consist of the following:

	December 31,
	2008	2009
	EUR	EUR
	(in thousands)
Gross:
Photographs	7,739	7,796
Videos	49,834	51,071
Translations, Sound Dubbing, & Sub-Titles	12,810	13,623
Digital Manipulation for DVD Masters	9,765	9,992
Digital Manipulation for Broadband Masters	584	584

	80,732	83,067

Less accumulated depreciation:
Photographs	7,367	7,586
Videos	39,332	43,291
Translations, Sound Dubbing, & Sub-Titles	9,501	10,558
Digital Manipulation for DVD Masters	8,819	9,417
Digital Manipulation for Broadband Masters	576	581

	65,594	71,432

Net:
Photographs	372	211
Videos	10,503	7,780
Translations, Sound Dubbing, & Sub-Titles	3,309	3,066
Digital Manipulation for DVD Masters	946	575
Digital Manipulation for Broadband Masters	8	3

	15,138	11,635

8. Goodwill and Other Intangible Assets

Other intangible assets consist of the following:

	Years ended December 31,
	2008	2009	2009	2008	2009	2008	2009
	Broadcasting asset		Trade/ domain names	Customer base		Total
	EUR	EUR	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Beginning of year	2,525	2,525	—	1,240	1,240	3,765	3,765
Acquisition value (cost)	—	—	2,366	0	0	0	2,366

End of year	2,525	2,525	2,366	1,240	1,240	3,765	6,131

Accumulated amortization, beg	—	—	—	(670)	(794)	(670)	(794)
Amortization	—	—	—	(124)	(124)	(124)	(124)

Accumulated amortization, end	—	—	—	(794)	(918)	(794)	(918)

Net book value	2,525	2,525	2,366	446	322	2,971	5,212

Broadcasting asset and trade/domain names are deemed to have an indefinite life and are not subject to amortization. The estimated amortization expense for customer base for the two years ended December 31, 2010 and 2011 is EUR 124 thousand per year. The estimated amortization expense the year ended December 31, 2012 is EUR 74 thousand.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill consist of the following:

	Years ended December 31,
	2008	2009
	EUR	EUR
	(in thousands)
Beginning of year (cost)	2,900	2,900
Acquisition value (cost) (a)		9,276

End of year	2,900	12,176

Accumulated amortization & impairment, beginning	(475)	(768)
Amortization & impairment (b)	(293)	(884)

Accumulated amortization & impairment, ending	(768)	(1,652)

Net book value	2,132	10,524

(a) During 2009, the Company acquired the two eCommerce businesses, GameLink and Sureflix, and the related goodwill was EUR 7,974 thousand and EUR 1,302 thousand, respectively, see Note 3.

(b) As a result of impairment reviews performed in 2008 and 2009, the goodwill related to our video distribution company in the Benelux countries was reduced by EUR 293 thousand and 884 thousand, respectively. As of December 31, 2009 the remaining goodwill amounted to EUR 458 thousand.

9. Other investments

In November 2007 the Company entered into two agreements to acquire shares of HCE (publ) (“HCE), a mainstream content aggregator operating HomeTV (www.hometv.se), a broadband Video-On-Demand (VOD) platform in Scandinavia. In two private offerings the Company acquired: (1) 2,000,000 common shares of HCE at SEK 1.95 per share and paid the subscription price for these shares by issuing 169,565 shares of our common stock to HCE; and (2) an additional 2,000,000common shares of HCE at SEK 2.80 per share together with stock purchase warrants entitling the Company to acquire an additional 2,000,000 shares at SEK 1.95 per share until November 2009, and paid the subscription price for the shares and warrants by issuing 265,762 shares of our common stock to HCE. Following the transaction the Company held 17.2% of the outstanding shares in HCE. The aggregate purchase price of EUR 1,021,978 was computed using applicable market rates at the time of the transaction and is recorded at cost under other investments. As of December 31, 2009 the Company’s shareholding was 14% and upon review of HCE’s market value and performance, management deemed it appropriate to write off the investment in its entirety.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Borrowings

Short- and long-term borrowings are comprised of the following:

	December 31,
	2008	2009
	EUR	EUR
	(in thousands)
Short-term borrowings:
Banks	2,600	1,090
Other debt	1,801	1,990

	4,401	3,080

Current portion of long-term borrowings:
Banks	—	109
Other debt	—	113

	—	222

Long-term borrowings:
Banks	—	1,600
Other debt	—	298

	—	1,898

Banks

The Company’s European subsidiaries have existing bank line of credit agreements under which these subsidiaries may borrow up to EUR 1.1 million. Borrowings under the lines of credit during 2009 were charged at variable interest rates of EURIBOR+1.4%-3.5% and fixed interest rates of 5.5%-6.75%. As of December 31, 2009, the credit lines were fully utilized.

In October, 2009 credit lines of EUR 750 thousand was partially re-financed by institutional lenders. The re-financing was split into: a) a one year loan of EUR 130 thousand at an interest rate of 4.4% repayable in equal monthly installments, b) a three year loan of EUR 450 thousand at an interest rate of 4.4%, repayable in equal monthly installments over a two year period starting October, 2010 and c) a three year loan of EUR 150 thousand at an interest rate of 5.35%, repayable in semiannual installments over a two year period starting October, 2010.

On December 11, 2009 a credit line of EUR 1.0 million was re-financed by an institutional lender at an interest rate of EURIBOR + 1.2%. Interest is payable annually starting December 11, 2010. The loan is repayable in equal annual installments over a five year period starting December 11, 2011. The loan is guaranteed by an affiliate of the Private’s Chairman and principal shareholder and the guaranty is secured by 666,667 shares of Private Media Group, Inc. Common Stock.

Other debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Private’s Chairman and principal shareholder, and the guaranty is secured by 1,650,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding B.V. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million, utilizing an interest rate of 7%. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private Common Stock. No payments have been made under the Note since February 2008, and the Note provides for interest to accrue on the unpaid principal amount of the Note until paid in full. Private believes that the amount due under the Note at December 31, 2009, including accrued interest, was no more than $2.7 million (EUR 1.85 million), utilizing an interest rate of 7%. On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company asserting a claim for unspecified damages under the Note. The Company filed its Answer and asserted several affirmative defenses. On March 26, 2010, the Court dismissed the lawsuit, finding that U.S. federal courts did not have jurisdiction over the subject matter of the lawsuit. This dismissal does not prejudice Consipio’s ability to refile this lawsuit in another jurisdiction, should it choose to do so.

The Company’s newly acquired US subsidiary, GameLink, has various lease purchase arrangements and leases meeting certain criteria are treated as financing leases and, accordingly, assets acquired under such leases are capitalized and a corresponding liability representing the present value of the future lease payments is recorded. GameLink leases essentially all of its computers and website hosting equipment under these types of leases, which generally have terms of 3-5 years. The leases are collateralized by the underlying equipment. At December 31, 2009, the net book value of computer and web hosting equipment subject to the capital leases was EUR 243 thousand. In addition, GameLink has several other credit arrangements which as of as of December 31, 2009 amounted to EUR 309 thousand. These credit arrangements range from short-term to three years at interest rates of 7%-13.25%.

11. Accrued other liabilities

Accrued other liabilities are comprised of the following:

	December 31,
	2008	2009
	EUR	EUR
	(in thousands)
Accrued expenses	35	549
Deferred income	305	1,052
Taxes and social security	342	283
Other	239	—

	920	1,884

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income taxes

Following is a summary of income before income taxes of U.S. and international operations:

	Years ended December 31,
	2007	2008	2009
	EUR	EUR	EUR
	(in thousands)
USA	(1,290)	(1,762)	(4,875)
International	379	(5,204)	(13,915)

	(911)	(6,966)	(18,790)

The provision for income taxes consisted of the following in the years ended December 31, 2007, 2008, and 2009:

	Years ended December 31,
	2007	2008	2009
	EUR	EUR	EUR
	(in thousands)
Current
State	1	1	3
Foreign	128	78	7

Current tax expense	128	79	10
Deferred
Federal	(177)	(684)	258
State	(29)	(112)	42
Foreign	(428)	(1,060)	1,410

Deferred tax expense/(benefit)	(634)	(1,856)	1,710

Income tax expense/(benefit)	(506)	(1,777)	1,720

A reconciliation of income taxes determined using the United States corporate statutory rate of 35% to actual income taxes provided is as follows:

	Years ended December 31,
	2007	2008	2009
US federal statutory income tax rate	35.00%	35.00%	35.00%
Aggregate effect of foreign tax rates	34.37%	(8.43%)	(15.62%)
Permanent differences
Items not deductible for tax purposes	(17.09%)	0.00%	(0.09%)
Prior period adjustments	52.27%	(1.80%)	(10.75%)
Other	5.33%	3.59%	1.80%
Movement in valuation allowances	(54.51%)	(2.87%)	(19.47%)

Total tax provision	55.38%	25.48%	(9.13%)

The Company has not recognized a deferred tax asset for the interest income accrued by Milcap Media Ltd (“MML”)for the current year based on a temporary legislation that went into effect in the taxable years beginning on or after January 1st, 2006 and expiring in the taxable year beginning after December 31st, 2009. Such legislation changed the definition of Subpart F income to exclude interest income received or accrued from certain controlled foreign corporations that are related parties during the stated taxable years. As such the interest MML accrued on its loan to Fraserside Holdings Ltd (”Fraserside”) was not subject to US

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and state taxation. Because a deferred tax asset should not have been recognized for the years 2006 and 2007, an adjusting entry was made to reverse the portion of this deferred tax asset and reclassify it to prior year net operating losses.

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

	December 31,
	2008	2009
	EUR	EUR
	(in thousands)
Deferred Tax Assets:
Provisions for sales returns	11	(1)
Provision for bad debts	111	26
Differences in fixed assets	204	39
Deferred expenses/revenues	(120)	(53)
NOL carryforwards	5,998	9,487
Investment in subsidiaries	1,463	996
Tax credits	—	240
Other	2	113

	7,669	10,847
Less: Valuation allowance	(1,482)	(6,369)

	6,188	4,478
Deferred Tax Liabilities:
Spanish leasing benefits	(15)	(14)
Investment Incentives	(10)	(10)

Net deferred tax asset/(liability)	6,164	4,454

The Company’s deferred tax assets, net of valuation allowances, are primarily located in the United States and Cyprus, which is where the Company expects to record most of its future earnings.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforward

The company’s operating loss carry-forwards are described in the table below:

Year ended December 31
2009
EUR (in thousands)
United States	12,404
Sweden	3,313
Cyprus	11,953
Spain	6,517
Holland	635
France	424
Canada	307

35,552

Cyprus, the United States and Spain are the jurisdictions in which nearly all of the NOLs have been generated. NOLs in Cyprus post-2000 may be carried forward indefinitely. The NOLs in the United States may be carried back 2 years and carried forward for 20 years, while the NOLs in Spain may only be carried forward for 15 years.

No provision has been made for United States federal and state taxes or foreign taxes that may result from future remittances of undistributed earnings of the Company’s foreign subsidiaries because it is expected that all such earnings will be permanently reinvested in these foreign operations.

The Company’s subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may lapse without examination within the 12-month period from the balance sheet date. Other than the recurring effect of changes in unrecognized tax benefits due to the lapse of the statute of limitations, none of which are expected to be individually significant, management believe there are no other reasonably possible changes that will significantly impact the amount of tax benefits recognized in the Company’s financial statements within the 12-month period from the balance sheet date. The Company has substantially concluded all US Federal and State income tax matters for years up to and including 2004 and 2002 respectively, and all foreign income tax matters for years up to 2003.

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 472 thousand were accrued as of December 31, 2009, of which EUR 66 thousand was recognized as interest expense during the year then ended.

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The Company is of the view that no permanent establishment is at hand in Sweden. However, the Administrative Court of Appeal has finally decided that a permanent establishment is at hand. The litigation is, however, still going on and the purpose is to finally decide the amounts to be attributed to the permanent establishment and thus being taxed in Sweden. In February 2009, the County Administrative Court reduced the assessment for the tax years 1995-1998 to a total amount of SEK 12,600,000 (approx. EUR 1.1 million) plus fines. However, as a matter of fact the tax claim on the Company has been extinguished according to Administrative Law. Only the claim related to the tax fine amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest is valid. The Company has appealed the decision to the Administrative Court of Appeal. The final outcome of this litigation will not be known for several years. Due to the fact that the final outcome of this matter is still uncertain, and the relatively minor claim now at stake, no amounts have been provided in the Company’s financial statements for this dispute.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party transactions

Guaranty of Commerzbank Note by Affiliate of Berth Milton

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, President and principal shareholder, and the guaranty is secured by 1,650,000 shares of Private Media Group, Inc. common stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private common stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million ($2.7 million at December 31, 2009), utilizing an interest rate of 7%. On May 1, 2009, Consipio filed a lawsuit in U.S. District Court against the Company asserting a claim for unspecified damages under the Note. The Company and Slingsby filed their Answer and asserted several affirmative defenses. On March 26, 2010, the Court dismissed the lawsuit, finding that U.S. federal courts did not have jurisdiction over the subject matter of the lawsuit. This dismissal does not prejudice Consipio’s ability to refile this lawsuit in another jurisdiction, should it choose to do so.

Guaranty of EUR One Million Loan by Affiliate of Berth Milton

In December 2007 an affiliate of Mr. Milton agreed to guarantee a bank line of credit agreement of Euro 1.0 million entered into by one of the Company’s European subsidiaries, which was originally due on December 31, 2008, and was subsequently extended until it expired in December 31, 2009. On December 11, 2009, the credit line of Euro 1.0 million was refinanced with a six year term loan by an institutional lender at an interest rate of EURIBOR + 1.2%. Interest is payable annually starting December 11, 2010 and the loan is repayable in equal annual installments over a five year period starting December 11, 2011 (the “December 2009 Refinancing). The December 2009 Refinancing was arranged and guaranteed by an affiliate of Berth Milton and the guaranty is secured by 666,667 shares of Private common stock beneficially owned by Mr. Milton.

Unsecured Loans to Slingsby Enterprises Limited

We have unsecured loans to Slingsby Enterprises Limited (“Slingsby”), an entity controlled by Mr. Milton (the “Slingsby Loans”). The Slingsby Loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2009 the highest amount outstanding was EUR 7.25 million. As of December 31, 2009, and March 31, 2010, EUR 7.25 million and EUR 7.3 million, respectively, remained outstanding on these loans, including interest. No payments of principal or interest have been made in respect of the Slingsby Loans and as of December 31, 2009, the loans have been fully provided against.

In connection with the acquisition of Game Link LLC by the Company on January 20, 2009, in order to induce the sellers to consummate the acquisition, Slingsby Enterprises Limited entered into an agreement (the

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“GameLink Letter Agreement”) with the Company and the sellers with regard to the partial repayment of the Slingsby Loans. Under the GameLink Letter Agreement, in each of the fiscal years ended December 31, 2009, 2010, and 2011, Slingsby is required to repay not less than EUR one million, either in cash or in Private common stock valued at its fair market value as determined by the disinterested directors of Private, to be applied first to accrued interest and then to principal of the loan. At December 31, 2009, Slingsby had not made the EUR one million payment due on such date.

In January 2010 Mr. Milton advised the Company’s Board of Directors that Slingsby did not make the EUR one million payment due under the GameLink Letter Agreement on December 31, 2009, as he had arranged for the EUR one million December 2009 Refinancing on terms favorable to the Company and arranged for the pledge of 666,667 shares of common stock beneficially owned by Mr. Milton to secure the December 2009 Refinancing. In February 2010 the Company’s independent directors determined that it was not in the best interest of the Company to enforce the December 31, 2009 EUR one million payment obligation under the GameLink Letter Agreement, in view of its determination that the arrangement by Mr. Milton of December 2009 Refinancing was done in good faith and was in the best interests of the Company and that Mr. Milton’s involvement in the refinancing was an important factor in completing this financing, but that the payments due in 2010 and 2011 would remain in place.

The independent directors further determined that the terms of the Slingsby Loan should be renegotiated with Mr. Milton to reflect reasonable market terms in view of a number of factors, including the size of the loan, the failure of Slingsby Enterprises Limited to make the scheduled payment due on December 31, 2009, the absence of any security for the loan and the absence of a fixed maturity date or agreed payment schedule sufficient to repay the full amount of the Slingsby Loan. Mr. Milton proposed to restructure the payment terms of the Slingsby Loan to provide for a personal guaranty of the Slingsby Loan by Mr. Milton, a fixed maturity date of five years, and payments of EUR 1 million, in cash or Private common stock, in 2011 and 2012. However, the Company and Mr. Milton have not yet been able to reach agreement on the material terms of the restructuring of the Slingsby Loan. Both the Company and Mr. Milton intend to continue further discussions regarding restructuring the terms of the Slingsby Loan. However, based upon the payment history of the loan to date and the absence of any security for the Slingsby Loan at this time, the Company has determined to fully provide against the Loan until such time as the terms of the Slingsby Loan are modified to provide adequate assurances of the collectability of the Slingsby Loan.

The terms of the GameLink Letter Agreement provide that it may not be amended without the consent of the GameLink sellers, which includes Ilan Bunimovitz. These terms require payments of the Slingsby Loan of EUR1 million, in cash or Private common stock, on or before December 31, 2009, 2010 and 2011. Therefore, any restructuring of the Slingsby Loan which requires a modification of the payment terms in the GameLink Letter Agreement will be subject to obtaining the consent of the GameLink sellers. As of the date of this report the GameLink sellers have not agreed to waive or defer any required payments, including the payment required to be made by Slingsby to Private on December 31, 2009.

Game Link Agreements

In January 2009 the Company completed the acquisition of Game Link LLC and eLine LLC, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. In consideration of the acquisition of Ilan Bunimovitz’s interests in Game Link LLC and eLine LLC, he received 2,066,725 shares of the Company’s common stock and he is entitled to receive up to an additional 1,112,852 shares of common stock if the combined EBITDA of the digital media operations of the Company and Game Link meet specified targets in 2009, 2010 and 2011. The total value of the shares received and to be received by Mr. Bunimovitz in connection with the acquisition, assuming the EBITDA targets are met in 2009, 2010 and 2011, is EUR 7,418,271 (USD 9,634,118), based on the closing price of the Company’s common stock on January 20, 2009. The Company and the sellers have not yet determined whether the EBITDA target has been met for 2009.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sureflix Transactions

Effective December 17, 2009, the Company appointed Eric Johnson as a director pursuant to his Employment Agreement with the Company and Entruphema Inc., a subsidiary of the Company (“Entruphema”), entered into on October 29, 2009. The Employment Agreement was entered into in connection with the acquisition of Entruphema and its affiliate, Sureflix Digital Distribution Inc. on October 29, 2009, companies engaged in the business of digital distribution of premium gay adult content. Mr. Johnson was the chief executive officer and a minority owner of Entruphema prior to its acquisition by Private on October 29, 2009.

In consideration of the acquisition of Mr. Johnson’s interest in Entruphema, he is receiving non-voting Class A Preference Shares of Entruphema convertible into 130,000 shares of the Company’s common stock, and he is entitled to receive additional Class A Preference Shares convertible into up to 70,000 shares of the Company’s common stock if the combined EBITDA of the digital media operations of the Company and Entruphema meet specified targets in the three months ended December 31, 2009, the two 12-month periods ending December 31, 2010 and 2011, and the nine month period ending September 30, 2012.

The total value of the shares received and to be received by Mr. Johnson in connection with the acquisition, assuming the EBITDA targets are met, is $474,000, based on the closing price of the Company’s common stock on October 29, 2009. The total value of the acquisition of Entruphema by the Company, based upon shares received and to be received by all of the sellers of Entruphema common stock in the transaction, including Mr. Johnson, assuming the EBITDA targets are met, is $4,740,000, based on the closing price of the Company’s common stock on October 29, 2009.

14. Shareholders’ equity

Reverse stock split

The Company implemented a 1:3 reverse stock split on March 11, 2010, whereby each holder of Common Stock received one share of Common Stock for each three shares owned on the record date. Corresponding adjustments have been made to options outstanding and any shares issuable to reflect the reverse stock split. Accordingly, all share and per share values have been adjusted to give effect to the reverse stock split.

Retained Earnings

The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd, and Milcap Media Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company’s current intention is to re-invest the unremitted earnings of its foreign subsidiaries. In addition the Company is restricted from payment of dividends under the terms of its Note agreement (Note 10).

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. The common stock is not redeemable and has no conversion or pre-emptive rights.

During 2000 the Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares. Such purchases may be made from time to time in the open market for an indefinite period of time. As of December 31, 2009 no shares had been repurchased.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with relative rights, preferences and limitations determined at the time of issuance.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2007	2008	2009
Numerator: (EUR in thousands)
Net income (loss)	(405)	(5,188)	(20,510)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	17,734,121	17,860,165	20,773,440
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	n/a	n/a	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	n/a	n/a

Earnings (loss) per share (in EUR)
Basic	(0.02)	(0.29)	(0.99)

Diluted	(0.02)	(0.29)	(0.99)

For 2007 and 2008 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share is EUR 0.02 and EUR 0.29, respectively. The equivalent of 36,964 and 2,011 common shares derived from dilutive securities such as options, warrants and convertible notes is excluded from the diluted earnings per share for 2007 and 2008 as they are anti-dilutive. For 2009, basic earnings per share include exchangeable shares equivalent to the weighted average number of 224,384 shares of common stock outstanding in the period.

16. Commitments and contingent liabilities

The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent in the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2007, 2008 and 2009 amounted to EUR 701 thousand, EUR 879 thousand and EUR 1,293 thousand, respectively.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under non-cancelable leases as of December 31, 2009 are as follows:

Year	EUR (in thousands)
2010	1,042
2011	732
2012	469
2013	56
2014	—

2,299

17. Operations by geographical area

The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines, movies and the Internet.

Information concerning net sales from the Company’s geographic locations is summarized as follows:

	Years ended December 31,
	2007	2008	2009
	EUR	EUR	EUR
	(in thousands)
Net Sales
USA	851	550	10,435
Gibraltar	807	525	581
Cyprus	11,975	8,860	7,940
Sweden	8,515	6,441	6,441
Spain	16,098	14,670	14,670
France	650	325	325
Benelux	1,231	755	(1)
Canada	621	316	889

Eliminations	(15,758)	(12,775)	(18,218)

Total	24,990	19,667	23,061

Eliminations principally relates to inter-group revenue arising from trademark, license and distribution agreements between the Company’s subsidiaries in the USA and Europe.

Information on the Company’s long-lived assets held in different geographic locations is summarized as follows:

	December 31,
	2008	2009
	EUR	EUR
	(in thousands)
Long-lived assets
USA	1,192	12,549
Canada	416	3,784
Cyprus	17,636	13,734
Sweden	4,642	3,874
Spain	807	772
Other European countries	47	19

Total	24,739	34,731

For the years ended 2007, 2008 and 2009, no customer accounted for more than 10% of consolidated revenues.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2007	2008	2009
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Internet	4,445	4,218	13,129
Broadcasting	7,086	5,805	4,491
DVDs & Magazines	10,864	7,687	3,843
Wireless	2,596	1,957	1,597

Total	24,990	19,667	23,061

18. Stock-based compensation

The Company has an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available as described below. The compensation cost charged against income for the twelve-month periods ended December 31, 2008 and 2009 was EUR 10 thousand and EUR 3 thousand, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

The 1999 Plan

The 1999 Plan, which was in effect until its expiration on March 1, 2009, allowed the Company to grant options to purchase common stock to designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers of Private Media Group. The 1999 Plan authorized the Company to grant stock options exercisable for up to an aggregate of 2,400,000 shares of common stock. No stock options may be granted under the 1999 Plan, following its expiration, on March 1, 2009.

Under the expired plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments, and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ. At December 31, 2009, options for 13,002 shares were still outstanding under the 1999 Plan.

The 2009 EIP

The 2009 EIP is shareholder approved and came into effect on December 16, 2009. It allows the Company to grant incentive stock options, non-statutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards. The Company may issue up to 2,066,667 shares of its common stock pursuant to Awards granted. Shares pursuant to Awards that have expired or are forfeited will be returned to the 2009 EIP.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may grant Awards under the 2009 EIP to employees, directors and consultants of Private Media Group. No Awards may be granted after the 2009 EIP expires on December 15, 2019. The purchase price (exercise price) of option shares must be at least equal to the fair market value of such shares on the date the stock option is granted or such later date the Company may specify. Each Award may provide that it is exercisable in full or in cumulative or non-cumulative installments, and each Award is exercisable from the date of grant or any later date specified in the Award. Awards must expire within a period of ten years from the date of grant or such shorter period as is determined by the Company. Unless otherwise provided by the Company, an Award holder may not exercise an Award unless from the date of grant to the date of exercise the holder remains continuously in the Company’s employ.

At December 31, 2009, Awards for 2,062,333 shares were available for future grant under the 2009 EIP. Awards become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee.

A summary of stock option activity for the year ended December 31, 2009 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[7] in Thousands of USD
Outstanding January 1, 2009	629,640	14.97
Granted	4,334	1.89
Exercised	—	—
Forfeited	616,638	15.11

Outstanding December 31, 2009	17,336	6.77	2.3	—

Exercisable December 31, 2009	—	—	—	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current dividend policy.

During the twelve-month periods ended December 31, 2007, 2008 and 2009 grants for 7,000, 7,000 and 4,334 shares for each year, respectively, were made. The following assumptions were used in calculating the fair value:

	2007	2008	2009
Expected volatility	52%-55%	50%	70%
Expected dividend yield	—	—	—
Expected term (in years)	2.5	2.5	2.36
Risk-free interest rate	4.4%-4.9%	2.96%	3.49%
Weighted average fair value	$3.24	$1.20	$0.82

As of December 31, 2009, there was USD 3 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of all options vested and outstanding at December 31, 2008 and 2009, was USD 4.5 million and USD 42 thousand, respectively.

7

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2009.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Selected quarterly financial data (unaudited)

Selected quarterly financial data for the years ended December 31, 2009 and 2008 is summarized as follows:

	For the year 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	5,804	6,175	5,757	5,325	23,061
Gross profit	2,239	2,145	2,163	(349)	6,197
Net income (loss)	(835)	(1,553)	(1,205)	(16,917)	(20,510)
Net income (loss) per share:
Basic	(0.04)	(0.08)	(0.06)	(0.78)	(0.99)

Diluted	(0.04)	(0.08)	(0.06)	(0.78)	(0.99)

Weighted average shares outstanding:
Basic	20,042,454	20,704,934	20,704,934	21,614,934	20,773,440

Diluted	n/a	n/a	n/a	n/a	n/a

	For the year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	5,251	5,200	4,557	4,658	19,667
Gross profit	1,855	1,638	1,188	1,480	6,161
Net income (loss)	(840)	(826)	(1,039)	(2,483)	(5,188)
Net income (loss) per share:
Basic	(0.02)	(0.02)	(0.02)	(0.04)	(0.10)

Diluted	(0.02)	(0.02)	(0.02)	(0.04)	(0.10)

Weighted average shares outstanding:
Basic	17,860,165	17,860,165	17,860,165	17,860,165	17,860,165

Diluted	n/a	n/a	n/a	n/a	n/a

a.	In the three month period ending December 31, 2009 the Company recorded a write-down of magazine inventory of EUR 806 thousand in cost of sales.

b.	In the three month period ending December 31, 2009 the Company recorded selling, general and administrative expenses of a non-recurring nature totaling EUR 8,657 thousand. The non-recurring expenses were made up of: provision against related party receivable of EUR 7,250 thousand, investment write-off of EUR 1,022 thousand and acquisition related expenses of EUR 385 thousand.

c.	As a result of impairment reviews performed in 2008 and 2009, goodwill related to the Company’s video distribution company in the Benelux countries was reduced by EUR 293 thousand and 884 thousand, respectively. The relevant charge was recorded in selling, general and administrative expenses in the three month periods ending December 31, 2008 and 2009.

d.	In the three month periods ending March 31, June 30 and September 30, 2009 the Company recorded income tax benefit of EUR 576 thousand, EUR 713 thousand and EUR 298 thousand, respectively, while in the three month period ending December 31, 2009 the Company recorded an income tax charge of EUR 3,306 thousand.

SCHEDULE II

PRIVATE MEDIA GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions charged to
	Opening balance	Costs and expenses	Revenue (a)	Deductions (b)	Ending balance
	EUR	EUR	EUR	EUR	EUR
Description
Allowance deducted in the balance sheet from the asset to which it applies:

Year ended December 31, 2009:
Allowance for magazine returns	207	—	407	(510)	104

Allowance for doubtful accounts	1,389	567		(168)	1,788

Year ended December 31, 2008:
Allowance for magazine returns	308	—	843	(945)	207

Allowance for doubtful accounts	1,269	333		(214)	1,389

Year ended December 31, 2007:
Allowance for magazine returns	802	—	1,010	(1,504)	308

Allowance for doubtful accounts	1,124	367	—	(223)	1,268

Notes:

(a)	Represents provisions for expected returns of magazines from national distribution networks which are charged to net revenues.
(b)	Represents settlements on returns provisions previously recorded, and write-offs less recoveries on doubtful accounts.