Form 10-Q
period 2010-03-31
PRIVATE MEDIA GROUP INC
filed 2010-05-25
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at May 17, 2010
Common Stock, par value $.001	20,705,823

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31, (Unaudited)
	2008	2009	2009
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	613	475	642
Trade accounts receivable	5,382	5,375	7,264
Inventories - net (Note 3)	2,439	2,106	2,845
Deferred income tax asset	4,478	4,478	6,051
Prepaid expenses and other current assets	866	1,191	1,609

TOTAL CURRENT ASSETS	13,779	13,625	18,412

Library of photographs and videos	11,635	11,011	14,880
Property, plant and equipment	6,685	6,227	8,415
Other intangible assets	5,212	5,182	7,003
Goodwill	10,524	10,524	14,221
Other assets	675	502	678

TOTAL ASSETS	48,510	47,070	63,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,080	3,244	4,384
Current portion of long-term borrowings	222	178	240
Accounts payable trade	6,207	6,330	8,554
Income taxes payable	1,089	1,089	1,472
Deferred income taxes	24	24	32
Accrued other liabilities	1,884	2,033	2,747

TOTAL CURRENT LIABILITIES	12,506	12,898	17,430

Contingent consideration payable	4,703	4,703	6,355
Long-term borrowings	1,898	1,897	2,563
Related party payable	69	63	85

TOTAL LIABILITIES	19,176	19,561	26,434

SHAREHOLDERS’ EQUITY

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2009 and March 31, 2010, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 20,704,934 and 20,705,744 issued and outstanding at December 31, 2009 and March 31, 2010, respectively	869	869	1,174
Additional paid-in capital	30,466	30,467	41,172
Retained earnings	1,564	366	495
Accumulated other comprehensive income	(3,565)	(4,194)	(5,667)

TOTAL SHAREHOLDERS’ EQUITY	29,334	27,509	37,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	48,510	47,070	63,608

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended March 31, (unaudited)
	2009	2010	2010
	EUR	EUR	USD
	(in thousands)
Net sales	5,804	6,363	8,599
Cost of sales	3,565	4,324	5,843

Gross profit	2,239	2,039	2,756
Selling, general and administrative expenses	3,608	3,128	4,227

Operating income (loss)	(1,369)	(1,088)	(1,471)
Interest expense	98	96	129
Interest income	56	—	—

Income (loss) before income taxes	(1,410)	(1,184)	(1,600)
Income tax (benefit)	(576)	14	18

Net income (loss)	(835)	(1,198)	(1,618)

Other comprehensive income:
Foreign currency translation adjustments	(220)	(628)	(849)

Comprehensive income	(1,055)	(1,826)	(2,468)

Net income (loss) per share:
Basic	(0.04)	(0.05)	(0.07)

Diluted	(0.04)	(0.05)	(0.07)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-months ended March 31, (unaudited)
	2009	2010	2010
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(835)	(1,198)	(1,618)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	236	198	267
Stock based compensation	1	1	1
Bad debt provision	111	8	10
Amortization of other intangible assets	36	31	42
Amortization of web pages	326	765	1,034
Amortization of photographs and videos	1,416	1,311	1,772
Effects of changes in operating assets and liabilities:
Trade accounts receivable	500	(1)	(1)
Inventories	138	334	451
Prepaid expenses and other current assets	116	(325)	(439)
Accounts payable trade	(477)	123	166
Income taxes payable	(587)	—	—
Accrued other liabilities	35	149	202

Net cash provided by operating activities	1,016	1,397	1,887
Cash flows used in investing activities:
Investment in library of photographs and videos	(640)	(687)	(929)
Capital expenditures	(127)	(502)	(679)
Cash received in acquisition	35	—	—
Investments in (sale of) other assets	3	173	233

Net cash (used in) investing activities	(729)	(1,017)	(1,374)
Cash flows from financing activities:
Short-term borrowings – repayments	(125)	(18)	(24)
Short-term borrowings – additions	—	180	244
Long-term borrowings – repayments	(50)	(89)	(120)
Long-term borrowings – additions	27	37	50

Net cash (used in) provided by financing activities	(148)	111	149
Foreign currency translation adjustment	(220)	(628)	(849)

Net (decrease) increase in cash and cash equivalents	(82)	(138)	(187)
Cash and cash equivalents at beginning of the period	552	613	829

Cash and cash equivalents at end of the period	470	475	642

Cash paid for interest	49	53	72

Cash paid for taxes	—	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity

	Common stock
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2009	17,860,165	867	21,727	22,074	(4,077)	40,610
Shares issued in acquisition	2,844,770	2	6,642	—	—	6,644
Exchangeable shares issued in acquisition	—	—	2,095	—	—	2,095
Stock based compensation	—	—	3	—	—	3
Translation adjustment	—	—	—	—	512	512
Net loss	—	—	—	(20,150)	—	(20,150)

Balance at December 31, 2009	20,704,934	869	30,466	1,564	(3,565)	29,334
Shares issued in reverse split	810	—	—	—	—	—
Stock based compensation	—	—	1	—	—	1
Translation adjustment	—	—	—	—	(628)	(628)
Net loss	—	—	—	(1,198)	—	(1,198)

Balance at March 31, 2010	20,705,744	869	30,467	366	(4,194)	27,509

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The accompanying consolidated financial statements do not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2009.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2010 and for the nine months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.74 per USD 1.00 the interbank exchange rate on March 31, 2010. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2. Acquisition

GameLink Acquisition

On January 20, 2009, Private Media Group, Inc. (“Private”) completed the acquisition of 100% of the business of Game Link LLC and its affiliate, eLine, LLC collectively (“GameLink”). The GameLink companies are engaged in the business of digital distribution of adult content over the Internet and online eCommerce development.

The amounts of GameLink’s revenue and earnings included in Private’s consolidated income statement for the three months ended March 31, 2009, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2009, are:

	Revenue	Earnings
	EUR	EUR
	(in thousands)
Actual from January 1, 2009 – March 31, 2009	2,758	(159)
Supplemental pro forma from January 1, 2009 – March 31, 2009	6,410	(903)

Sureflix Acquisition

On October 29, 2009, Private Media Group, Inc. (“Private”) completed the acquisition of 100% of the business of Entruphema Inc. and Sureflix Digital Distribution Inc., (“Sureflix”). The Sureflix companies are engaged in the business of digital distribution of premium gay adult content over the Internet and online eCommerce development.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2009, are:

	Revenue	Earnings
	EUR	EUR
	(in thousands)
Supplemental pro forma from January 1, 2009 – March 31, 2009	7,006	(790)

3. Inventories

Inventories consist of the following:

	December 31, 2009	March 31, 2010
	EUR	EUR
	(in thousands)
Magazines for sale and resale	805	665
DVDs	1,417	1,219
Other	217	222

	2,439	2,106

4. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended March 31,
	2009	2010
Numerator: (EUR in thousands)
Net income (loss)	(835)	(1,198)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	20,042,454	22,005,032

Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	—	—

Earnings (loss) per share (in EUR)
Basic	(0.04)	(0.05)

Diluted	(0.04)	(0.05)

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended March 31, 2009 and 2010 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.04 and EUR 0.05. For 2010, basic earnings per share include exchangeable shares equivalent to 1,300,000 shares of common stock outstanding in the period.

5. Stock-based compensation

The Company has an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available as described below. The compensation cost charged against income for the three-month periods ended March 31, 2009 and 2010 was EUR 1 thousand and EUR 1 thousand, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

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

Under the expired plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments, and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ. At March 31, 2010, options for 13,002 shares were still outstanding under the 1999 Plan.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

period of ten years from the date of grant or such shorter period as is determined by the Company. Unless otherwise provided by the Company, an Award holder may not exercise an Award unless from the date of grant to the date of exercise the holder remains continuously in the Company’s employ.

At March 31, 2010, Awards for 2,062,333 shares were available for future grant under the 2009 EIP. Awards become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee.

A summary of stock option activity for the three month period ended March 31, 2010 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2010	17,336	6.77
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding March 31, 2010	17,336	6.77	2.3	—

Exercisable March 31, 2010	—	—	—	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current dividend policy. During the three month periods ended March 31, 2009 and 2010 no grants were made.

As of March 31, 2010, there was USD 2 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of all options vested and outstanding at March 31, 2009 and 2010, was USD 0.5 million and USD 42 thousand, respectively.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 498 thousand were accrued as of March 31, 2010, of which EUR 26 thousand was recognized as interest expense during the three-month period then ended.

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

Restructuring

We have faced several organizational challenges during 2009 as a result of the acquisitions and integration of the online businesses GameLink and Sureflix into the group. Parallel with the integration, we are rebuilding our signature property, private.com, and restructuring our affiliate programs in all properties to compete aggressively for affiliate traffic. In addition, we have restructured our departments with resources highly skilled in affiliate traffic development and shifted our emphasis from account management towards sales. We have also developed solutions for critical new markets: gay, international and mobile. Furthermore, as a response to decreased margins in the adult entertainment industry, we have reviewed, analyzed and continued to restructure the operations of the non-online part of the business in order to become more cost effective. All the aforementioned processes have had impact both in terms of lost sales and additional selling, general and administrative expenses. During 2010, we expect to benefit from the restructuring and reduce costs and increase sales as we implement and launch new initiatives, such as fully combining our Internet assets, outsourcing major parts of our non-online operations and launching our new Internet platforms.

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

Goodwill and indefinite lived intangible assets are reviewed annually for impairment (or more frequently if indicators of impairment arise). Further, separable intangible assets that are not deemed to have an indefinite life are amortized over their expected useful lives.

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

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Net sales. For the three months ended March 31, 2010, we had net sales of EUR 6.4 million compared to net sales of EUR 5.8 million for the three months ended March 31, 2009, an increase of EUR 0.6 million. The increase was the result of increased Internet sales offset by a decreases in sales of DVD & Magazines. Internet sales increased EUR 0.9 million to EUR 3.9 million, which represents an increase of 30% compared to the same period last year. The increase in Internet sales was the result of our acquisitions last year. Discounting the EUR 1.7 million in impact from the acquisitions, other Internet Sales decreased EUR 0.8 million. DVD & Magazine sales decreased EUR 0.4 million, or 26%, to EUR 1.0 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Broadcasting and Wireless sales stayed flat at EUR 0.9 million and EUR 0.5 million, respectively.

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 4.3 million for the three months ended March 31, 2010 compared to EUR 3.6 million for the three months ended March 31, 2009, an increase of EUR 0.8 million, or 21%. Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 2.4 million for the three months ended March 31, 2010 compared to EUR 1.4 million for the three months ended March 31, 2009. Internet cost as a percentage of related sales in the period was 62% compared to 47% in the same period last year. The increase of EUR 1.0 million was primarily the result of the acquisition of GameLink and Sureflix. In addition, we are rebuilding our private.com membership site and as a result of this we have incurred increased costs, including accelerated amortization of the old site which is being decommissioned in May 2010. Broadcasting and wireless cost was EUR 0.1 million for the three months ended March 31, 2010 compared to EUR 0.1 million for the three months ended March 31, 2009. Broadcasting and wireless cost as a percentage of related sales in the period was 6% compared to 6% in the same period last year. Printing, processing and duplication cost was EUR 0.5 million for the three months ended March 31, 2010 compared to EUR 0.6 million for the three months ended March 31, 2009, a decrease of EUR 0.1 million, or 24%. The decrease was primarily a reflection of the decrease in sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 47% for the three months ended March 31, 2010 compared to 45% in the same period last year. Amortization of library was EUR 1.3 million for the three months ended March 31, 2010 compared to EUR 1.4 million for the three months ended March 31, 2009, which represents a decrease of EUR 0.1 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended March 31, 2010, we realized a gross profit of EUR 2.0 million, or 32% of net sales compared to EUR 2.2 million, or 39% of net sales for the three months ended March 31, 2009. The decrease in gross profit both in money and as a percentage of sales was primarily the result the accelerated amortization of our old private.com membership site which is being replaced in May 2010.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 3.1 million for the three months ended March 31, 2010 compared to EUR 3.6 million for the three months ended March 31, 2009, a decrease of EUR 0.5 million, or 13%, Discounting the EUR 0.8 million in impact from our acquisitions last year, the company reduced selling, general and administrative expenses by EUR 1.3 million.

Operating loss. We reported an operating loss of EUR 1.1 million for the three months ended March 31, 2010 compared to an operating loss of EUR 1.4 million for the three months ended March 31, 2009. The reduced operating loss was the result of reduced selling, general and administrative expenses offset by reduced gross profit.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended March 31, 2010, compared to EUR 0.1 million for the three months ended March 31, 2009.

Income tax expense/benefit. We reported no income tax expense or benefit for the three months ended March 31, 2010, compared to EUR 0.6 million in income tax benefit for the three months ended March 31, 2009.

Net loss. We reported a loss of EUR 1.2 million for the three months ended March 31, 2010, compared to EUR 0.8 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

We reported a working capital surplus of EUR 0.7 million at March 31, 2010, a decrease of EUR 0.5 million compared to the year ended December 31, 2009. The decrease is principally attributable to a increase in current liabilities as a result of a less favorable euro/dollar exchange rate.

Operating Activities

Net cash provided by operating activities was EUR 1.4 million for the three months ended March 31, 2010, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 1.2 million was adjusted to reconcile net income to net cash flows from operating activities with amortization of web pages of EUR 0.8 million, depreciation of EUR 0.2 million and amortization of photographs and videos of EUR 1.3 million making a total of EUR 2.2 million. The total of EUR 2.2 million was added to by changes in trade accounts receivable, inventories, accounts payable trade and accrued other liabilities totaling EUR 0.6 million offset by EUR 0.3 million from prepaid expenses and other current assets. Net cash provided by operating activities was EUR 1.0 million for the three months ended March 31, 2009. The increase in net cash provided by operating activities of EUR 1.3 million for the three months ended March 31, 2010 compared to the same period last year was the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was EUR 1.0 million. The investing activities were principally capital expenditure of EUR 0.5 million and investment in library of photographs and videos of EUR 0.7 million, which was carried out in order to maintain the 2010 release schedules. Net cash used in investing activities increased EUR 0.3 million over the same period last year. The increase is principally due to increased capital expenditure as a result of website activities.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2010 was EUR 0.1 million. Compared to the three-month 2009 period there was no material change.

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

Disputed Contractual Obligation

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Private’s Chairman and principal shareholder, and the guaranty is secured by 1,650,000 shares of Private Media Group, Inc. Common Stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding B.V. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million, utilizing an interest rate of 7%. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private Common Stock. No payments have been made under the Note since February 2008, and the Note provides for interest to accrue on the unpaid principal amount of the Note until paid in full. Private believes that the amount due under the Note at March 31, 2010, including accrued interest, was no more than $2.7 million (EUR 2.0 million), utilizing an interest rate of 7%.

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

Outlook

We have been transitioning our business model from linear to digital content production and distribution over the past two years and this has affected our margins. As DVD and magazines sales have rapidly declined, we have made substantial progress moving to a digital business model with significant new media distribution deals and the monetization of our expansive library of content. We are now a leading adult content provider on the Internet and on all major digital platforms in Europe, and as we continue to build out and get larger, we project significant growth in both sales and net income. Specifically, we project the biggest gains to be achieved through: Internet, broadcasting and wireless. In 2009, these platforms were responsible for 83% percent of our sales compared to 61% for 2008 and 57% in 2007. Following is a discussion highlighting some of the important factors of our business going forward.

Internet

        In January 2009, we expanded our Internet operations through the acquisition of Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over 100,000 users daily. Including 70,000 video titles, GameLink has the largest library of digital and physical adult media and novelties in the United States. The Company offers VOD in multiple media formats including streaming and downloads to computers and iPhones. GameLink’s infrastructure is the most robust in the industry and is highly flexible, customizable and scalable designed to support multiple retail strategies and products simultaneously. Additionally, through its related companies, GameLink offers third-party and white-label ecommerce solutions and development.

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

Wireless – Adult Mobile Content

Private’s mobile “on portal” revenues declined again in 2009 after years of strong growth. We are still the most distributed adult brand in the world2 and will monetize existing distribution as best as we can by going live with the few outstanding carriers and replacing non-performing content aggregators with new ones. Throughout 2008 and 2009 there has been a huge increase in mobile off-portal traffic and currently 5% of all searches on Google are made from mobile phones. With the Smartphone market growing rapidly3, we are in the process of enabling Smartphone users to browse, purchase and consume our library of content on all of our web properties and expect to generate substantial growth from this initiative already in the second half of 2010.

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

[2]	Private content is available to 1.2 billion handsets via 104 mobile network operators in 45 countries.
[3]	According to Parks Associates report of March, 2010, “Smartphone: King of Convergence”: the number of Smartphone users is expected to quadruple, exceeding 1 billion worldwide by 2014.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, United States District Court, Southern District of New York, Case No. 09-cv-4284.

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company asserting a claim for unspecified damages under a Note dated December 21, 2001 in the original principal amount of $4,000,000, which was guaranteed by Slingsby Enterprises Limited, an affiliate of the Company’s Chairman and principal shareholder. The guarantee is secured by 1,650,000 shares of the Company’s common stock. The Company filed its Answer and asserted several affirmative defenses. On March 26, 2010, the Court dismissed the lawsuit, finding that U.S. federal courts did not have jurisdiction over the subject matter of the lawsuit. This dismissal does not prejudice Consipio’s ability to refile this lawsuit in another jurisdiction, should it choose to do so. For additional information relating to this litigation see “Part I – Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Disputed Contractual Obligation” appearing elsewhere in this Report.

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: May 25, 2010	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer