Form 10-Q
period 2010-06-30
PRIVATE MEDIA GROUP INC
filed 2010-08-23
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at August 19, 2010
Common Stock, par value $.001	20,705,822

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30, (Unaudited)
	2009	2010	2010
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	613	397	490
Trade accounts receivable	5,382	5,297	6,540
Inventories - net (Note 3)	2,439	1,907	2,354
Deferred income tax asset	4,478	4,478	5,528
Prepaid expenses and other current assets	866	1,025	1,266

TOTAL CURRENT ASSETS	13,779	13,104	16,178

Library of photographs and videos	11,635	10,197	12,589
Property, plant and equipment	6,685	5,841	7,211
Other intangible assets	5,212	5,151	6,359
Goodwill	10,524	10,524	12,993
Other assets	675	507	626

TOTAL ASSETS	48,510	45,324	55,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,080	3,113	3,843
Current portion of long-term borrowings	222	305	376
Accounts payable trade	6,207	6,442	7,953
Income taxes payable	1,089	1,089	1,344
Deferred income taxes	24	24	30
Accrued other liabilities	1,884	2,277	2,811

TOTAL CURRENT LIABILITIES	12,506	13,249	16,356

Contingent consideration payable	4,703	2,351	2,903
Long-term borrowings	1,898	1,984	2,450
Related party payable	69	57	70

TOTAL LIABILITIES	19,176	17,641	21,779

SHAREHOLDERS’ EQUITY

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2009 and June 30, 2010, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 20,704,934 and 20,705,822 issued and outstanding at December 31, 2009 and June 30, 2010, respectively	869	869	1,073
Additional paid-in capital	30,466	30,468	37,615
Retained earnings	1,564	1,297	1,601
Accumulated other comprehensive income	(3,565)	(4,951)	(6,112)

TOTAL SHAREHOLDERS’ EQUITY	29,334	27,683	34,177

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	48,510	45,325	55,956

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended June 30, (unaudited)		Six-months ended June 30, (unaudited)
	2009	2010	2009	2010	2010
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	6,175	6,037	11,979	12,400	15,308
Cost of sales	4,030	3,989	7,595	8,313	10,263

Gross profit	2,145	2,047	4,384	4,087	5,045
Selling, general and administrative expenses	4,371	3,362	7,979	6,490	8,012
Change in fair value of contingent consideration payable	—	2,352	—	2,352	2,903

Operating income (loss)	(2,226)	1,037	(3,595)	(51)	(63)
Interest expense	94	102	191	198	244
Interest income	54	—	110	—	—

Income (loss) before income taxes	(2,266)	935	(3,677)	(249)	(307)
Income tax (benefit)	(713)	4	(1,288)	17	21

Net income (loss)	(1,553)	931	(2,388)	(266)	(329)

Other comprehensive income:
Foreign currency translation adjustments	34	(757)	(186)	(1,386)	(1,711)

Comprehensive income	(1,519)	174	(2,575)	(1,652)	(2,040)

Net income (loss) per share:
Basic	(0.03)	0.04	(0.04)	(0.01)	(0.01)

Diluted	(0.03)	0.04	(0.04)	(0.01)	(0.01)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-months ended June 30, (unaudited)
	2009	2010	2010
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(2,388)	(266)	(329)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	457	387	478
Change in fair value of contingent consideration payable	—	(2,352)	(2,904)
Stock based compensation	2	2	2
Bad debt provision	222	21	26
Amortization of other intangible assets	62	62	77
Amortization of web pages	809	1,552	1,917
Amortization of photographs and videos	2,979	2,552	3,151
Effects of changes in operating assets and liabilities:
Trade accounts receivable	420	64	79
Related party receivable	(192)	—	—
Inventories	861	533	658
Prepaid expenses and other current assets	481	(159)	(197)
Accounts payable trade	(54)	235	290
Income taxes payable	(1,087)	—	—
Accrued other liabilities	48	393	485

Net cash provided by operating activities	2,620	3,024	3,733
Cash flows used in investing activities:
Investment in library of photographs and videos	(1,380)	(1,115)	(1,377)
Capital expenditures	(956)	(1,093)	(1,350)
Cash received in acquisition	35	—	—
Investments in (sale of) other assets	15	168	207

Net cash (used in) investing activities	(2,286)	(2,041)	(2,519)
Cash flows from financing activities:
Short-term borrowings – repayments	(294)	(385)	(475)
Short-term borrowings – additions	66	416	514
Long-term borrowings – repayments	(17)	(149)	(184)
Long-term borrowings – additions	29	304	375

Net cash (used in) provided by financing activities	(216)	187	230
Foreign currency translation adjustment	(186)	(1,386)	(1,711)

Net (decrease) increase in cash and cash equivalents	(69)	(216)	(267)
Cash and cash equivalents at beginning of the period	552	613	757

Cash and cash equivalents at end of the period	484	397	490

Cash paid for interest	88	140	173

Cash paid for taxes	—	—	—

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amounts	capital	earnings	income	equity
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2009	17,860,165	867	21,727	22,074	(4,077)	40,610
Shares issued in acquisition	2,844,770	2	6,642	—	—	6,644
Exchangeable shares issued in acquisition	—	—	2,095	—	—	2,095
Stock based compensation	—	—	3	—	—	3
Translation adjustment	—	—	—	—	512	512
Net loss	—	—	—	(20,150)	—	(20,150)

Balance at December 31, 2009	20,704,934	869	30,466	1,564	(3,565)	29,334
Shares issued in reverse split	888	—	—	—	—	—
Stock based compensation	—	—	2	—	—	2
Translation adjustment	—	—	—	—	(1,386)	(1,386)
Net loss	—	—	—	(266)	—	(266)

Balance at June 30, 2010	20,705,822	869	30,468	1,298	(4,951)	27,684

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2009.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2010 and for the six months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.81 per USD 1.00 the interbank exchange rate on June 30, 2010. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2. Acquisition

GameLink Acquisition

On January 20, 2009, Private Media Group, Inc. (“Private”) completed the acquisition of 100% of the business of Game Link LLC and its affiliate, eLine, LLC collectively (“GameLink”). The GameLink companies are engaged in the business of digital distribution of adult content over the Internet and online eCommerce development.

The amounts of GameLink’s revenue and earnings included in Private’s consolidated income statement for the three and six months ended June 30, 2009, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2009, are:

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2009, are:

	Revenue	Earnings
	EUR	EUR
	(in thousands)
Supplemental pro forma from January 1, 2009 – June 30, 2009	14,482	(2,296)
Supplemental pro forma from April 1, 2009 – June 30, 2009	7,476	(1,505)

3. Inventories

Inventories consist of the following:

	December 31, 2009	June 30, 2010
	EUR	EUR
	(in thousands)
Magazines for sale and resale	805	577
DVDs	1,417	1,208
Other	217	120

	2,439	1,906

4. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
	2009	2010	2009	2010
Numerator: (EUR in thousands)
Net income (loss)	(1,553)	931	(2,388)	(266)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	20,704,935	22,005,816	20,369,797	22,005,423

Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	—	—	—	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	—	22,005,816	—	n/a

Earnings (loss) per share (in EUR)
Basic	(0.08)	0.04	(0.12)	(0.01)

Diluted	(0.08)	0.04	(0.12)	(0.01)

For the three and six months ended June 30, 2010, basic earnings per share include exchangeable shares equivalent to 1,300,000 shares of common stock outstanding in the period. For the six months ended June 30, 2010, diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.01.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

5. Stock-based compensation

The Company has an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available as described below. The compensation cost charged against income for the six-month periods ended June 30, 2009 and 2010 was EUR 2 thousand and EUR 2 thousand, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

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

Under the expired plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments, and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ. At June 30, 2010, options for 13,002 shares were still outstanding under the 1999 Plan.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

At June 30, 2010, Awards for 2,062,333 shares were available for future grant under the 2009 EIP. Awards become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee.

A summary of stock option activity for the six month period ended June 30, 2010 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2010	17,336	6.77
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding June 30, 2010	17,336	6.77	1.82	—

Exercisable June 30, 2010	—	—	—	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current dividend policy. During the six month periods ended June 30, 2009 and 2010 no grants were made.

As of June 30, 2010, there was USD 1 thousand of total unrecognized compensation cost related to nonvested option granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.3 years. The total fair value of all options vested and outstanding at June 30, 2009 and 2010, was USD 0.4 million and USD 42 thousand, respectively.

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

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 30, 2010.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 524 thousand were accrued as of June 30, 2010, of which EUR 52 thousand was recognized as interest expense during the six-month period then ended.

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

Restructuring

We have faced several organizational challenges during 2009 and 2010 as a result of the acquisitions and integration of the online businesses GameLink and Sureflix into the group. Parallel with the integration, we have been rebuilding our signature property, private.com, and are restructuring our affiliate programs in all properties to compete aggressively for affiliate traffic. In addition, we have restructured our departments with resources highly skilled in affiliate traffic development and shifted our emphasis from account management towards sales. We have also developed solutions for critical new markets: gay, international and mobile. Furthermore, as a response to decreased margins in the adult entertainment industry, we have reviewed, analyzed and continued to restructure the operations of the non-online part of the business in order to become more cost effective. All the aforementioned processes have had impact both in terms of lost sales and additional selling, general and administrative expenses. During 2010, we expect to benefit from the restructuring and reduce costs and increase sales as we implement and launch new initiatives, such as fully combining our Internet assets, outsourcing major parts of our non-online operations and launching our new Internet platforms.

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

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Net sales. For the three months ended June 30, 2010, we had net sales of EUR 6.0 million compared to net sales of EUR 6.2 million for the three months ended June 30, 2009, a decrease of EUR 0.2 million. The decrease was the result of decreases in sales of DVD & Magazines and Wireless offset by increased Internet sales. Internet sales increased EUR 0.4 million to EUR 3.8 million, which represents an increase of 11% compared to the same period last year. The increase in Internet sales was the result of our acquisitions last year. Discounting EUR 1.0 million in impact from acquisitions, Internet Sales decreased EUR 0.6 million. DVD & Magazine sales decreased EUR 0.5 million, or 39%, to EUR 0.8 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below). Wireless sales decreased EUR 0.1 million, or 12%, to EUR 0.4 million. Broadcasting stayed flat at EUR 1.1 million.

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 4.0 million for the three months ended June 30, 2010 compared to EUR 4.0 million for the three months ended June 30, 2009. Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 2.4 million for the three months ended June 30, 2010 compared to EUR 1.8 million for the three months ended June 30, 2009. Internet cost as a percentage of related sales in the period was 63% compared to 54% in the same period last year. The increase of EUR 0.6 million was primarily the result of the acquisition of Sureflix. In addition, we are rebuilding our private.com membership site and as a result of this we have incurred increased costs, including accelerated amortization of the old site which was decommissioned in May 2010. Broadcasting and wireless cost was EUR 0.1 million for the three months ended June 30, 2010 compared to EUR 0.1 million for the three months ended June 30, 2009. Broadcasting and wireless cost as a percentage of related sales in the period was 5% compared to 5% in the same period last year. Printing, processing and duplication cost was EUR 0.3 million for the three months ended June 30, 2010 compared to EUR 0.5 million for the three months ended June 30, 2009, a decrease of EUR 0.2 million, or 47%. The decrease was primarily a reflection of the decrease in sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 38% for the three months ended June 30, 2010 compared to 45% in the same period last year. Amortization of library was EUR 1.2 million for the three months ended June 30, 2010 compared to EUR 1.6 million for the three months ended June 30, 2009, which represents a decrease of EUR 0.4 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended June 30, 2010, we realized a gross profit of EUR 2.0 million, or 34% of net sales compared to EUR 2.1 million, or 35% of net sales for the three months ended June 30, 2009. The decrease in gross profit both in money and as a percentage of sales was primarily the result of the accelerated amortization of our old private.com membership site which was replaced in May 2010 and reduced DVD & Magazine sales offset by reduced amortization of library.

Selling, general and administrative expenses/benefits. Our selling, general and administrative benefits were EUR 3.4 million for the three months ended June 30, 2010 compared to EUR 4.4 million for the three months ended June 30, 2009, a decrease of EUR 1.0 million, or 23%. Discounting EUR 0.5 million in impact from our acquisitions last year, the company reduced selling, general and administrative expenses by EUR 1.5 million.

Change in fair value of contingent consideration payable. During the three months ended June 30, 2010, we recorded a EUR 2.4 million gain from change in fair value of contingent consideration payable as a result of the performance of GameLink and Sureflix. The two recently acquired companies have not reached the earnout targets set for 2009 and expectations for reaching future earnout targets have been adjusted accordingly.

Operating profit/loss. We reported an operating profit of EUR 1.0 million for the three months ended June 30, 2010 compared to an operating loss of EUR 2.2 million for the three months ended June 30, 2009. The EUR 3.2 million improvement was the result of change in fair value of contingent consideration payable and reduced selling, general and administrative expenses offset by reduced gross profit.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended June 30, 2010, compared to EUR 0.1 million for the three months ended June 30, 2009.

Income tax expense/benefit. We reported no income tax expense or benefit for the three months ended June 30, 2010, compared to EUR 0.7 million in income tax benefit for the three months ended June 30, 2009.

Net income/loss. We reported net income of EUR 0.9 million for the three months ended June 30, 2010, compared to a net loss of EUR 1.6 million for the three months ended June 30, 2009.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net sales. For the six months ended June 30, 2010, we had net sales of EUR 12.4 million compared to net sales of EUR 12.0 million for the six months ended June 30, 2009, an increase of EUR 0.4 million. The increase was the result of increases Internet sales and Broadcasting offset by decreases in sales of DVD & Magazines and Wireless. Internet sales increased EUR 1.3 million to EUR 7.7 million, which represents an increase of 20% compared to the same period last year. The increase in Internet sales was the result of our acquisitions last year. Discounting EUR 2.6 million in impact from acquisitions, Internet Sales decreased EUR 1.3 million. Broadcasting sales increased EUR 0.1 million to EUR 2.1 million. Wireless sales decreased EUR 0.1 million, or 8%, to EUR 0.9 million. DVD & Magazine sales decreased EUR 0.8 million, or 32%, to EUR 1.8 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below).

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 8.3 million for the six months ended June 30, 2010 compared to EUR 7.6 million for the six months ended June 30, 2009. Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 4.8 million for the six months ended June 30, 2010 compared to EUR 3.2 million for the six months ended June 30, 2009. Internet cost as a percentage of related sales in the period was 63% compared to 51% in the same period last year. The increase of EUR 1.6 million was primarily the result of the acquisition of GameLink and Sureflix. In addition, we are rebuilding our private.com membership site and as a result of this we have incurred increased costs, including accelerated amortization of the old site which was decommissioned in May 2010. Broadcasting and wireless cost was EUR 0.2 million for the six months ended June 30, 2010 compared to EUR 0.2 million for the six months ended June 30, 2009. Broadcasting and wireless cost as a percentage of related sales in the period was 6% compared to 6% in the same period last year. Printing, processing and duplication cost was EUR 0.8 million for the six months ended June 30, 2010 compared to EUR 1.2 million for the six months ended June 30, 2009, a decrease of EUR 0.4 million, or 35%. The decrease was primarily a reflection of the decrease in sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 43% for the six months ended June 30, 2010 compared to 45% in the same period last year. Amortization of library was EUR 2.6 million for the six months ended June 30, 2010 compared to EUR 3.0 million for the six months ended June 30, 2009, which represents a decrease of EUR 0.4 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of six to five years.

Gross Profit. In the six months ended June 30, 2010, we realized a gross profit of EUR 4.1 million, or 33% of net sales compared to EUR 4.4 million, or 37% of net sales for the six months ended June 30, 2009. The decrease in gross profit both in money and as a percentage of sales was primarily the result of the accelerated amortization of our old private.com membership site which was replaced in May 2010 and reduced DVD & Magazine sales offset by reduced amortization of library.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 6.5 million for the six months ended June 30, 2010 compared to EUR 8.0 million for the six months ended June 30, 2009, a decrease of EUR 1.5 million, or 19%. Discounting the EUR 1.3 million in impact from our acquisitions last year, the company reduced selling, general and administrative expenses by EUR 2.8 million.

Change in fair value of contingent consideration payable. During the six months ended June 30, 2010, we recorded a EUR 2.4 million gain from change in fair value of contingent consideration payable as a result of the performance of GameLink and Sureflix. The two recently acquired companies have not reached the earnout targets set for 2009 and expectations for reaching future earnout targets have been adjusted accordingly.

Operating loss. We reported an operating loss of EUR 0.1 million for the six months ended June 30, 2010 compared to an operating loss of EUR 3.6 million for the six months ended June 30, 2009. The EUR 3.5 million reduction in operating loss was the result of change in fair value of contingent consideration payable and reduced selling, general and administrative expenses, offset by reduced gross profit.

Interest expense. We reported interest expense of EUR 0.2 million for the six months ended June 30, 2010, compared to EUR 0.2 million for the six months ended June 30, 2009.

Income tax expense/benefit. We reported no income tax expense or benefit for the six months ended June 30, 2010, compared to EUR 1.3 million in income tax benefit for the six months ended June 30, 2009.

Net loss. We reported a loss of EUR 0.3 million for the six months ended June 30, 2010, compared to EUR 2.4 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

We reported a working capital deficit of EUR 0.1 million at June 30, 2010, a decrease of EUR 1.4 million compared to the year ended December 31, 2009. The decrease is principally attributable to a decrease in current assets and an increase in current liabilities.

Operating Activities

Net cash provided by operating activities was EUR 3.0 million for the six months ended June 30, 2010, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 0.3 million was adjusted to reconcile net income to net cash flows from operating activities with depreciation of EUR 0.4 million, amortization of other intangible assets of EUR 0.1 million, amortization of web pages of EUR 1.6 million and amortization of photographs and videos of EUR 2.6 million, offset by EUR 2.4 million from change in fair value of contingent consideration payable, making a total of EUR 2.2 million, providing a net balance of EUR 2.0 million. The total of EUR 2.0 million was added to by changes in trade accounts receivable, inventories, accounts payable trade and accrued other liabilities totaling EUR 1.2 million offset by prepaid expenses and other current assets of EUR 0.2 million from. Net cash provided by operating activities was EUR 2.6 million for the six months ended June 30, 2009. The increase in net cash provided by operating activities of EUR 0.4 million for the six months ended June 30, 2010 compared to the same period last year was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was EUR 2.0 million. The investing activities were principally capital expenditure of EUR 1.1 million and investment in library of photographs and videos of EUR 1.1 million, which was carried out in order to maintain the 2010 release schedules. Net cash used in investing activities decreased EUR 0.3 million over the same period last year. The decrease is principally due to reduced investment in library of photographs and videos as a result of a lower cost per title for acquisitions of videos.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2010 was EUR 0.2 million. For the six-month 2009 period EUR 0.2 million was used in financing activities.

Liquidity

In each of the past three years we have experienced losses from operations. As a result of our operating losses our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and have modified their report for the financial year ending December 31, 2009 in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We currently expect future growth and to return to profitability provided we are successful with the following objectives:

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

Although we expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months, we may need to raise additional funds to support more rapid growth or respond to unanticipated requirements. In this regard, we are presently engaged in litigation with a third party lender, Consipio Holding BV, regarding our obligations under a promissory note. An adverse outcome in this dispute would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. See “Disputed Contractual Obligation” below and “Part II, Item I – Legal Proceedings” for further information regarding this litigation.

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

Disputed Contractual Obligation

In December 2001 the group's holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note is guaranteed by Slingsby Enterprises Limited, an affiliate of Private's Chairman and principal shareholder, and the guaranty is secured by 1,650,000 shares of Private Media Group, Inc. Common Stock under a Pledge Agreement. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding B.V. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million, utilizing an interest rate of 7%. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private Common Stock under the Pledge Agreement. No payments have been made under the Note since February 2008, and the Note provides for interest to accrue on the unpaid principal amount of the Note until paid in full. Private believes that the amount due under the Note at June 30, 2010, including accrued interest, was no more than $2.8 million (EUR 2.2 million), utilizing an interest rate of 7%.

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company and Slingsby asserting a claim for unspecified damages under the Note and the guaranty. The Company and Slingsby filed their Answer and asserted several affirmative defenses. On March 26, 2010, the Court dismissed the lawsuit, finding that U.S. federal courts did not have jurisdiction over the subject matter of the lawsuit.

On July 9, 2010, the Company received a notice from Consipio advising it that the Company continues to be in default under the Note and requesting Slingsby to deliver an additional 3,950,000 shares of common stock as collateral to Consipio under the terms of the Pledge Agreement. In addition, pursuant to such notice Consipio purported to exercise the right as pledgee to vote all of the collateral shares, including the 1,650,000 shares of common stock previously pledged as collateral, so long as an event of default has occurred and is continuing under the Note.

On August 12, 2010, the Company received notice that Consipio had refiled a Complaint against the Company and Slingsby to enforce the Note and guaranty in New York State Court, entitled Consipio Holding BV v. Private Media Group, Inc. and Slingsby Enterprises Limited (Case No. 650462/10). The new Complaint contained allegations and sought relief similar to the allegations and relief sought in the case previously filed on May 1, 2009, in U.S. federal court. Both the Company and Slingsby intend to vigorously defend against these claims.

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

The acquisitions of GameLink and Sureflix are a significant development that will substantially contribute to our growth, while creating economies of scale. As part of our digital strategy, we have established that the combination of Private with major online retailers and accomplished platform developers is the approach to achieving our goals in the rapidly changing business landscape. The combined content assets of Private and core competencies of GameLink and Sureflix offer a compelling new business model. We will be expanding our joint Internet strategies globally with new formats and applications to be launched in 2010. In May this year we launched our new private.com membership platform which we have been building since mid 2009. The new platform features a number of proprietary sites and it is also available as a white label version which we expect will attract adult content providers affiliate worldwide. The new platform is forecasted to improve conversion rates and receive considerably times more traffic compared to our previous membership platform. In addition, the new platform has been built to be substantially less labor intensive to operate compared to the existing one. Following the rollout of the new membership platform, we are launching a new video-on-demand platform following the same concept. Both of the new platforms will be available in localized versions with respect to language and payment options.

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

In relation to Private branded TV channels carrying our content in Europe and Latin America our partners Playboy TV Latin America and Playboy TV International continue to improve distribution. During the 2009, Playboy TV Latin America increased the distribution significantly in Brazil, Argentina and Central America and we expect to see positive impact from this going forward.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Termination of Ilan Bunimovitz as CEO and Subsequent Litigation

On July 19, 2010, Ilan Bunimovitz was terminated as Chief Executive Officer of Private Media Group, Inc. Mr. Bunimovitz was employed as CEO since 2009 pursuant to a written employment agreement, which agreement was terminated by the Company under provisions allowing it to terminate the agreement for “cause” (as defined in such agreement). Conduct of Mr. Bunimovitz constituting “cause” included breach of fiduciary duty, conflict of interest, material acts of dishonesty and violations of the Company’s Code of Ethics. Mr. Bunimovitz’s termination for cause was unanimously approved by all three independent directors and a majority of the disinterested directors. Mr. Bunimovitz continues to serve as a director of the Company for the remainder of his term, which expires at the Company’s 2010 Annual Meeting of Shareholders.

Immediately following Bunimovitz’s termination, he instituted two legal proceedings against the Company, both of which are without merit and are being contested vigorously by the Company. These legal proceedings are described below under “Employment Arbitration” and “Nevada State Court Action.”

Employment Arbitration

On July 23, 2010, Mr. Bunimovitz filed a Demand for Arbitration and related Statement of Claim against the Company with JAMS (Case No. 1100063395), a private arbitration service, pursuant to the dispute resolution provisions of his Employment Agreement, contesting his termination as CEO. In the Statement of Claim, Mr. Bunimovitz alleges that (1) his termination on July 19, 2010, was without “cause” under his written Employment Agreement; (2) the termination was taken in retaliation for Mr. Bunimovitz demanding an independent investigation of Berth Milton’s alleged “self-dealing transactions and was taken in an effort to silence him”; and (3) the termination of employment was not properly authorized by the Board of Directors, and is therefore invalid. Mr. Bunimovitz seeks declaratory relief that the termination was without legal effect and unspecified compensatory and punitive damages. On August 6, 2010, the Company filed an Answer, denying Mr. Bunimovitz’s allegations in all material respects. The Company and GameLink, a wholly owned subsidiary, have also filed a Cross-Claim against Mr. Bunimovitz for breach of contract and conversion, based upon his failure to return property belonging to Private which Bunimovitz had wrongfully refused to turn over to the Company at the time of his termination.

Although Bunimovitz claims that he was terminated in retaliation for demanding an “independent investigation” of self-dealing transactions on June 8, 2010, in fact both Mr. Bunimovitz and his personal legal counsel were aware of the request made by the Chairman to the Board of Directors to terminate Bunimovitz for cause since at least May 5, 2010. The alleged “self-dealing transactions” of which Mr. Bunimovitz complains include “payment of rent for the Chairman’s personal offices, the failure of the Chairman to repay a multi-million dollar loan from the Company and unauthorized cash payments that the Chairman be directed to himself,” transactions which were under review by the independent directors since January 2010 and disclosed in the Company’s SEC reports, to the extent required by SEC rules. In particular, Form 8-K filed with the SEC on March 11, 2010, addressed in detail payments made to Mr. Milton in 2009, and their approval by the Board of Directors. In addition, Item 13 in the Company’s ANNUAL REPORT on Form 10-K filed with the SEC on May 25, 2010, addressed in detail the status of the loan transaction. Mr. Bunimovitz signed this ANNUAL REPORT on Form 10-K as CEO and director and personally certified the accuracy and completeness of this filing pursuant to the provisions of the

Sarbanes-Oxley Act of 2002. As required by Nasdaq corporate governance rules, all related party transactions involving directors and officers continue to remain under the ongoing review of the Audit Committee, comprised solely of three independent directors, to ensure fairness of these transactions to the shareholders.

Nevada State Court Action

On August 11, 2010, Mr. Bunimovitz, together with Consipio Holding BV and Tisbury Services Inc., filed a Complaint against Private Media Group, Inc. in Nevada County Court, Clark County, Nevada (Case No. A-10-622802-B) alleging mismanagement of the Company’s business by the Company’s three independent directors, Johan G. Carlberg, Peter Dixinger and Bo Rodebrandt, and Berth Milton, the Company’s Chairman and CEO, and seeking to have Mr. Bunimovitz and another non-independent director, Eric Johnson, appointed as receivers to run the business and affairs of Private, to the exclusion of the other directors. The Complaint also seeks an injunction which, if granted, would prevent Private from issuing any stock, borrowing any money or taking any other action outside the ordinary course of business. The Complaint does not name any defendant other than the Company. The matter has been set by the Court for a Preliminary Hearing on September 3, 2010, to determine whether the Plaintiffs are entitled to any of the requested relief.

On August 13, 2010, the Plaintiffs also requested the Court to grant a temporary injunction, to remain in effect until the Preliminary Hearing on September 3, which, if granted, would have prohibited the Company from engaging in any transaction outside the ordinary course of business. The Court denied the Plaintiffs’ requested temporary relief, but issued a temporary order, with the consent of Private, requiring Private to seek permission of the Court to hold any special Board meeting prior to September 3. The temporary order does not prohibit Private from holding regularly scheduled Board meetings or otherwise in any way restrict the conduct of Private’s business.

The Company believes that the allegations are without merit and are an improper attempt to circumvent valid and lawful actions of the disinterested majority of the Board of Directors, including all three independent directors, and to instead place control of the Company in the hands of a disgruntled former employee (Bunimovitz), his former subordinate employee (Eric Johnson) and a creditor (Consipio Holding BV) with whom the Company has been in a protracted and heavily litigated dispute reported in SEC filings since 2003. Consipio, in addition to being a creditor, is also an affiliate of a competitor of Private, Beate Uhse, AG, an adult entertainment company listed on the Frankfurt Stock Exchange. For further information regarding the other litigation with Consipio see “Part I – Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Disputed Contractual Obligation” appearing elsewhere in this Report, and Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, New York State Supreme Court, County of New York, Case No. 650462/10, which appears in this Item 1 below.

The Company also believes that the actions of Mr. Bunimovitz as a director since he was terminated as CEO, including pursuing a lawsuit with a creditor with whom the Company is in protracted litigation, are a clear and serious breach of his fiduciary duties, and have been taken in bad faith to advance the personal interests of Mr. Bunimovitz. Accordingly, the Company intends to file counterclaims against Bunimovitz in this proceeding, seeking monetary damages and other appropriate relief.

Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, New York State Supreme Court, County of New York, Case No. 650462/10

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company asserting a claim for unspecified damages under a Note dated December 21, 2001 in the original principal amount of $4,000,000, which was guaranteed by Slingsby Enterprises Limited, an affiliate of the Company’s Chairman and principal shareholder. The guarantee is secured by 1,650,000 shares of the Company’s common stock. The Company filed its Answer and asserted several affirmative defenses. On March 26, 2010, the Court dismissed the lawsuit, finding that U.S. federal courts did not have jurisdiction over the subject matter of the lawsuit.

On August 12, 2010, the Company received notice that Consipio had refiled a Complaint against the Company and Slingsby to enforce the Note and guaranty in New York State Court, entitled Consipio Holding BV v. Private Media Group, Inc. and Slingsby Enterprises Limited (Case No. 650462/10). The new Complaint contained allegations and sought relief similar to the allegations and relief sought in the case previously filed on May 1, 2009, in U.S. federal court. Both the Company and Slingsby intend to vigorously defend against these claims. For additional information relating to this litigation see “Part I – Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Disputed Contractual Obligation” appearing elsewhere in this Report.

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: August 23, 2010	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer