Form 10-Q
period 2010-09-30
PRIVATE MEDIA GROUP INC
filed 2010-11-30
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at November 26, 2010
Common Stock, par value $.001	20,705,824

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30, (Unaudited)
	2009	2010	2010
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	613	321	439
Trade accounts receivable	5,382	4,913	6,730
Inventories - net (Note 3)	2,439	1,773	2,429
Deferred income tax asset	4,478	4,478	6,134
Prepaid expenses and other current assets	866	1,022	1,400

TOTAL CURRENT ASSETS	13,779	12,506	17,132
Library of photographs and videos	11,635	9,359	12,820
Property, plant and equipment	6,685	5,146	7,049
Other intangible assets	5,212	5,121	7,016
Goodwill	10,524	10,524	14,416
Other assets	675	489	669

TOTAL ASSETS	48,510	43,145	59,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	3,080	2,879	3,943
Current portion of long-term borrowings	222	356	488
Accounts payable trade	6,207	6,219	8,519
Income taxes payable	1,089	1,089	1,492
Deferred income taxes	24	24	33
Accrued other liabilities	1,884	2,702	3,701

TOTAL CURRENT LIABILITIES	12,506	13,269	18,176
Contingent consideration payable	4,703	2,351	3,221
Long-term borrowings	1,898	1,824	2,499
Related party payable	69	41	56

TOTAL LIABILITIES	19,176	17,485	23,952
SHAREHOLDERS’ EQUITY
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2009 and September 30, 2010, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 20,704,934 and 20,705,824 issued and outstanding at December 31, 2009 and September 30, 2010, respectively	869	869	1,190
Additional paid-in capital	30,466	30,468	41,737
Retained earnings	1,564	(1,300)	(1,780)
Accumulated other comprehensive income	(3,565)	(4,377)	(5,995)

TOTAL SHAREHOLDERS’ EQUITY	29,334	25,660	35,151

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	48,510	43,145	59,103

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2009	2010	2009	2010	2010
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	5,757	5,878	17,736	18,277	25,037
Cost of sales	3,594	3,811	11,190	12,124	16,609

Gross profit	2,163	2,066	6,547	6,153	8,428
Selling, general and administrative expenses	3,622	4,565	11,601	11,055	15,144
Benefit from change in fair value of contingent consideration payable	—	—	—	2,352	3,221

Operating income (loss)	(1,459)	(2,499)	(5,054)	(2,551)	(3,494)
Interest expense	100	97	292	295	404
Interest income	57	1	167	1	2

Income (loss) before income taxes	(1,503)	(2,595)	(5,179)	(2,844)	(3,896)
Income tax (benefit)	(298)	3	(1,586)	20	27

Net income (loss)	(1,205)	(2,598)	(3,593)	(2,864)	(3,924)

Other comprehensive income:
Foreign currency translation adjustments	(9)	574	(195)	(811)	(1,112)

Comprehensive income	(1,214)	(2,024)	(3,788)	(3,676)	(5,035)

Net income (loss) per share:
Basic	(0.06)	(0.12)	(0.18)	(0.13)	(0.18)

Diluted	(0.06)	(0.12)	(0.18)	(0.13)	(0.18)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-months ended September 30, (unaudited)
	2009	2010	2010
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(3,593)	(2,864)	(3,924)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	684	559	765
Change in fair value of contingent consideration payable	—	(2,352)	(3,222)
Stock based compensation	3	2	3
Bad debt provision	435	377	516
Amortization of other intangible assets	93	93	127
Amortization of web pages	1,194	2,161	2,960
Amortization of photographs and videos	4,439	3,732	5,112
Effects of changes in operating assets and liabilities:
Trade accounts receivable	306	93	127
Related party receivable	(188)	—	—
Inventories	1,227	666	913
Prepaid expenses and other current assets	471	(156)	(213)
Accounts payable trade	(155)	12	16
Income taxes payable	(1,176)	—	—
Accrued other liabilities	(406)	818	1,121

Net cash provided by operating activities	3,333	3,140	4,302
Cash flows used in investing activities:
Investment in library of photographs and videos	(2,139)	(1,456)	(1,995)
Capital expenditures	(1,235)	(1,182)	(1,619)
Cash received in acquisition	35	—	—
Investments in (sale of) other assets	32	186	255

Net cash (used in) investing activities	(3,307)	(2,452)	(3,359)
Cash flows from financing activities:
Short-term borrowings – repayments	(140)	(433)	(593)
Short-term borrowings – additions	144	233	319
Long-term borrowings – repayments	(100)	(239)	(327)
Long-term borrowings – additions	31	270	370

Net cash (used in) provided by financing activities	(65)	(169)	(232)
Foreign currency translation adjustment	(195)	(811)	(1,112)

Net (decrease) increase in cash and cash equivalents	(234)	(293)	(401)
Cash and cash equivalents at beginning of the period	552	613	840

Cash and cash equivalents at end of the period	319	321	439

Cash paid for interest	168	223	305

Cash paid for taxes	—	20	27

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amounts	capital	earnings	income	equity
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2009	17,860,165	867	21,727	22,074	(4,077)	40,610
Shares issued in acquisition	2,844,770	2	6,642	—	—	6,644
Exchangeable shares issued in acquisition	—	—	2,095	—	—	2,095
Stock based compensation	—	—	3	—	—	3
Translation adjustment	—	—	—	—	512	512
Net loss	—	—	—	(20,150)	—	(20,150)

Balance at December 31, 2009	20,704,934	869	30,466	1,564	(3,565)	29,334
Shares issued in reverse split	890	—	—	—	—	—
Stock based compensation	—	—	2	—	—	2
Translation adjustment	—	—	—	—	(811)	(811)
Net loss	—	—	—	(2,864)	—	(2,864)

Balance at September 30, 2010	20,705,824	869	30,468	1,300	(4,377)	25,660

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2009.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2010 and for the nine months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.73 per USD 1.00 the interbank exchange rate on September 30, 2010. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2. Acquisition

GameLink Acquisition

On January 20, 2009, Private Media Group, Inc. (“Private”) completed the acquisition of 100% of the business of Game Link LLC and its affiliate, eLine, LLC collectively (“GameLink”). The GameLink companies are engaged in the business of digital distribution of adult content over the Internet and online eCommerce development.

The amounts of GameLink’s revenue and earnings included in Private’s consolidated income statement for the three and nine months ended September 30, 2009, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2009, are:

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2009, are:

	Revenue	Earnings
	EUR	EUR
	(in thousands)
Supplemental pro forma from January 1, 2009 – September 30, 2009	21,117	(3,568)
Supplemental pro forma from July 1, 2009 – September 30, 2009	6,635	(1,273)

3. Inventories

Inventories consist of the following:

	December 31, 2009	September 30, 2010
	EUR	EUR
	(in thousands)
Magazines for sale and resale	805	528
DVDs	1,417	1,216
Other	217	29

	2,439	1,773

4. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
	2009	2010	2009	2010
Numerator: (EUR in thousands)
Net income (loss)	(1,205)	(2,598)	(3,593)	(2,864)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	20,704,934	22,005,824	20,489,303	22,005,508

Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	—	—	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	—	—	—	—

Earnings (loss) per share (in EUR)
Basic	(0.06)	(0.12)	(0.18)	(0.13)

Diluted	(0.06)	(0.12)	(0.18)	(0.13)

For the three and nine months ended September 30, 2010, basic earnings per share include exchangeable shares equivalent to 1,300,000 shares of common stock outstanding in the period.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. Stock-based compensation

The Company has an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available as described below. The compensation cost charged against income for the nine-month periods ended September 30, 2009 and 2010 was EUR 2 thousand and EUR 2 thousand, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

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

Under the expired plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments, and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ. At September 30, 2010, options for 13,002 shares were still outstanding under the 1999 Plan.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At September 30, 2010, Awards for 2,062,333 shares were available for future grant under the 2009 EIP. Awards become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee.

A summary of stock option activity for the nine month period ended September 30, 2010 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2010	17,336	6.77
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding September 30, 2010	17,336	6.77	1.57	—

Exercisable September 30, 2010	8,668	7.46	1.08	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current dividend policy. During the nine month periods ended September 30, 2009 and 2010 no grants were made.

As of September 30, 2010, there was USD 242 of total unrecognized compensation cost related to nonvested option granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.1 years. The total fair value of all options vested and outstanding at September 30, 2009 and 2010, was USD 0.4 million and USD 42 thousand, respectively.

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

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 30, 2010.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 552 thousand were accrued as of September 30, 2010, of which EUR 80 thousand was recognized as interest expense during the nine-month period then ended.

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The Company is of the view that no permanent establishment is at hand in Sweden. However, the Administrative Court of Appeal has finally decided that a permanent establishment is at hand. In February 2009, the County Administrative Court reduced the assessment for the tax years 1995-1998 to a total amount of SEK 12,600,000 (approx. EUR 1.1 million) plus fines amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest. In November 2010, the Administrative Court of Appeal decided that the County Administrative Court’s decision should prevail. However, as a matter of fact, the tax claim on the Company has been extinguished according to Administrative Law. Following the November 2010 decision, the Company is considering to bring the matter to the Supreme Administrative Court. Due to the fact that the final outcome of this matter is still uncertain, and that there is no longer any claim at stake, no amounts have been provided in the Company’s financial statements for this dispute.

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

Despite serious challenges in the market for online content, we expect growth going forward. There are many reasons to be optimistic about our opportunities and our Internet group has been working hard to position itself to take advantage of these opportunities.

The primary source of growth is expected to come from a significant increase in traffic to our online properties coupled with a much more sophisticated approach to traffic management. We have rebuilt our signature property, private.com, and are restructuring our affiliate programs in all properties to compete aggressively for affiliate traffic. In addition to our technical systems, we have restructured our departments with resources highly skilled in affiliate traffic development and shifted our emphasis from account management towards sales. We have also developed solutions for critical new markets: gay, international, and mobile. Finally, we have increased our efforts to defend against piracy of our content and the propagation of pirated content. The combination of the breadth of our premium assets and the scope of our market reach give us a unique and very defensible position.

During 2010, the DVD market has continued to shrink, with sales for our physical products declining by 35%. However, the DVD business is by no means dead even in this competitive landscape. The content providers that manage to survive the current “clean out” will control the DVD market going forward.

With respect to broadcasting, Private is a leading adult content provider in Europe currently partnering with 38 IPTV operators. In addition to this we are providing content to leading Pay-TV operators. Our strategic partnerships have proven to be solid and strong revenue generators and will continue to perform well.

Private’s mobile “on portal” revenues declined again in 2009 after years of strong growth. We are still the most distributed adult brand in the world and will monetize existing distribution as best as we can by going live with the few outstanding carriers and replacing non-performing content aggregators with new ones. Throughout 2008 and 2009 there has been a huge increase in off-portal traffic. According to research firm Nielsen, the mobile Internet market has seen a 74% increase between February 2007 and February 2009. We have recently enabled smart phone users to browse, purchase and consume our library of content on all of our web properties and expect to generate substantial growth from this initiative going forward.

Through the acquisition of Gamelink and Sureflix, Private acquired a team of some of the most innovative and experienced developers in the adult industry who will lead a product development effort focused on a clear goal: increasing qualified traffic to our web properties. There are three key strategies: opening our services to third parties to develop products on top of our platform; developing applications that give our content hooks into emerging markets and devices; and developing widgets that will merge the unique data analytics we have with our vast product offering and enable sites to easily leverage our catalog and transactional capabilities to their customers.

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

Restructuring

We have faced several organizational challenges during 2009 and 2010 as a result of the acquisitions and integration of the online businesses GameLink and Sureflix into the group. Parallel with the integration, we have rebuilt our signature property, private.com, and are restructuring our affiliate programs in all properties to compete aggressively for affiliate traffic. In addition, we have restructured our departments with resources highly skilled in affiliate traffic development and shifted our emphasis from account management towards sales. We have also developed solutions for critical new markets: gay, international and mobile. Furthermore, as a response to decreased margins in the adult entertainment industry, we have reviewed, analyzed and continued to restructure the operations of the non-online part of the business in order to become more cost effective. All the aforementioned processes have had impact both in terms of lost sales and additional selling, general and administrative expenses. During 2010/2011, we expect to benefit from the restructuring and reduce costs and increase sales as we implement and launch new initiatives, such as fully combining our Internet assets, outsourcing major parts of our non-online operations and launching new Internet platforms.

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

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Net sales. For the three months ended September 30, 2010, we had net sales of EUR 5.9 million compared to net sales of EUR 5.8 million for the three months ended September 30, 2009, an increase of EUR 0.1 million. The increase was the result of increased Internet sales offset by decreases in sales of DVD & Magazines and Broadcasting. Internet sales increased EUR 0.8 million to EUR 3.7 million, which represents an increase of 29% compared to the same period last year. The increase in Internet sales was the result of our acquisitions last year. Discounting EUR 0.9 million in impact from the SureFlix acquisition, Internet Sales decreased EUR 0.1 million. DVD & Magazine sales decreased EUR 0.6 million, or 41%, to EUR 0.9 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales. Broadcasting sales decreased EUR 0.1 million, or 6%, to EUR 0.9 million. Wireless sales stayed flat at EUR 0.4 million. Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 3.8 million for the three months ended September 30, 2010 compared to EUR 3.6 million for the three months ended September 30, 2009. Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 2.1 million for the three months ended September 30, 2010 compared to EUR 1.5 million for the three months ended September 30, 2009. Internet cost as a percentage of related sales in the period was 57% compared to 51% in the same period last year. The increase of EUR 0.7 million was primarily the result of the acquisition of Sureflix, which represented EUR 0.6 million including amortization of acquisition fair value addition to website. Broadcasting and wireless cost was EUR 0.1 million for the three months ended September 30, 2010 compared to EUR 0.2 million for the three months ended September 30, 2009. Broadcasting and wireless cost as a percentage of related sales in the period was 5% compared to 13% in the same period last year. Printing, processing and duplication cost was EUR 0.4 million for the three months ended September 30, 2010 compared to EUR 0.5 million for the three months ended September 30, 2009, a decrease of EUR 0.1 million. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 50% for the three months ended September 30, 2010 compared to 33% in the same period last year. Amortization of library was EUR 1.2 million for the three months ended September 30, 2010 compared to EUR 1.5 million for the three months ended September 30, 2009, which represents a decrease of EUR 0.3 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended September 30, 2010, we realized a gross profit of EUR 2.1 million, or 35% of net sales compared to EUR 2.2 million, or 38% of net sales for the three months ended September 30, 2009. The decrease in gross profit was primarily the result of less gross profit from DVD & Magazine sales offset by increased gross profit from Internet and Broadcasting sales and reduced amortization of library.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 4.6 million for the three months ended September 30, 2010 compared to EUR 3.6 million for the three months ended September 30, 2009, an increase of EUR 0.9 million, or 26%. Discounting EUR 0.5 million in impact from the SureFlix acquisition last year, the company increased selling, general and administrative expenses by EUR 0.4 million, which were primarily related to severance expense for laying off employees.

Operating profit/loss. We reported an operating loss of EUR 2.5 million for the three months ended September 30, 2010 compared to an operating loss of EUR 1.5 million for the three months ended

September 30, 2009. The EUR 1.0 million reduction was the result of increased selling, general and administrative expenses and reduced gross profit.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended September 30, 2010, compared to EUR 0.1 million for the three months ended September 30, 2009.

Income tax expense/benefit. We reported no income tax expense or benefit for the three months ended September 30, 2010, compared to EUR 0.3 million in income tax benefit for the three months ended September 30, 2009.

Net income/loss. We reported net loss of EUR 2.6 million for the three months ended September 30, 2010, compared to a net loss of EUR 1.2 million for the three months ended September 30, 2009.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Net sales. For the nine months ended September 30, 2010, we had net sales of EUR 18.3 million compared to net sales of EUR 17.7 million for the nine months ended September 30, 2009, an increase of EUR 0.5 million. The increase was the result of increased Internet sales offset by decreases in sales of DVD & Magazines and Wireless. Internet sales increased EUR 2.1 million to EUR 11.4 million, which represents an increase of 23% compared to the same period last year. The increase in Internet sales was the result of our acquisitions last year. Discounting EUR 3.2 million in impact from acquisitions, Internet Sales decreased EUR 1.1 million as a result of the rebuilding of our website private.com. Broadcasting sales remained flat at EUR 3.0 million. Wireless sales decreased EUR 0.1 million, or 9%, to EUR 1.2 million. DVD & Magazine sales decreased EUR 1.4 million, or 35%, to EUR 2.6 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales. Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 12.1 million for the nine months ended September 30, 2010 compared to EUR 11.2 million for the nine months ended September 30, 2009. Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 7.0 million for the nine months ended September 30, 2010 compared to EUR 4.7 million for the nine months ended September 30, 2009. Internet cost as a percentage of related sales in the period was 61% compared to 51% in the same period last year. The increase of EUR 2.2 million was primarily the result of the acquisition of GameLink and Sureflix. In addition, we have rebuilt our private.com membership site and as a result of this we have incurred increased costs, including accelerated amortization of the old site which was decommissioned in May 2010. Broadcasting and wireless cost was EUR 0.2 million for the nine months ended September 30, 2010 compared to EUR 0.4 million for the nine months ended September 30, 2009. Broadcasting and wireless cost as a percentage of related sales in the period was 6% compared to 9% in the same period last year. Printing, processing and duplication cost was EUR 1.2 million for the nine months ended September 30, 2010 compared to EUR 1.7 million for the nine months ended September 30, 2009, a decrease of EUR 0.5 million, or 27%. The decrease was primarily a reflection of the decrease in sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 46% for the nine months ended September 30, 2010 compared to 41% in the same period last year. Amortization of library was EUR 3.7 million for the nine months ended September 30, 2010 compared to EUR 4.4 million for the nine months ended September 30, 2009, which represents a decrease of EUR 0.7 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of nine to five years.

Gross Profit. In the nine months ended September 30, 2010, we realized a gross profit of EUR 6.2 million, or 34% of net sales compared to EUR 6.5 million, or 37% of net sales for the nine months ended September 30, 2009. The decrease in gross profit both in money and as a percentage of sales was primarily the result of the accelerated amortization of our old private.com membership site which was replaced in May 2010 and reduced DVD & Magazine sales offset by reduced amortization of library.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 11.1 million for the nine months ended September 30, 2010 compared to EUR 11.6 million for the nine months ended September 30, 2009, a decrease of EUR 0.5 million, or 5%. Discounting the EUR 1.8 million in impact from our acquisitions last year, the company reduced selling, general and administrative expenses by EUR 2.8 million, despite non-recurring severance expense of EUR 0.4 million in September 2010.

Change in fair value of contingent consideration payable. During the nine months ended September 30, 2010, we recorded a EUR 2.4 million gain from change in fair value of contingent consideration payable as a result of the performance of GameLink and Sureflix. The two recently acquired companies have not reached the earnout targets set for 2009 and expectations for reaching future earnout targets have been adjusted accordingly.

Operating loss. We reported an operating loss of EUR 2.5 million for the nine months ended September 30, 2010 compared to an operating loss of EUR 5.1 million for the nine months ended September 30, 2009. The EUR 2.5 million reduction in operating loss was the result of change in fair value of contingent consideration payable and reduced selling, general and administrative expenses, offset by reduced gross profit.

Interest expense. We reported interest expense of EUR 0.3 million for the nine months ended September 30, 2010, compared to EUR 0.3 million for the nine months ended September 30, 2009.

Income tax expense/benefit. We reported no income tax expense or benefit for the nine months ended September 30, 2010, compared to EUR 1.6 million in income tax benefit for the nine months ended September 30, 2009.

Net loss. We reported a loss of EUR 2.9 million for the nine months ended September 30, 2010, compared to EUR 3.6 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We reported a working capital deficit of EUR 0.8 million at September 30, 2010, a decrease of EUR 2.0 million compared to the year ended December 31, 2009. The decrease is principally attributable to a decrease in current assets and an increase in current liabilities.

Operating Activities

Net cash provided by operating activities was EUR 3.1 million for the nine months ended September 30, 2010, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 2.9 million was adjusted to reconcile net income to net cash flows from operating activities with depreciation of EUR 0.4 million, bad debt provision EUR 0.4 million, amortization of other intangible assets of EUR 0.1 million, amortization of web pages of EUR 2.2 million and amortization of photographs and videos of EUR 3.7 million, offset by EUR 2.4 million from change in fair value of contingent consideration payable, making a total of EUR 4.6 million, providing a net balance of EUR 1.7 million. The total of EUR 1.7 million was added to by changes in trade accounts receivable, inventories, accounts payable trade and accrued other liabilities totaling EUR 1.6 million offset by prepaid expenses and other current assets of EUR 0.2 million. Net cash provided by operating activities was EUR 3.3 million for the nine months ended September 30, 2009. The decrease in net cash provided by operating activities of EUR 0.2 million for the nine months ended September 30, 2010 compared to the same period last year was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was EUR 2.5 million. The investing activities were principally capital expenditure of EUR 1.2 million and investment in library of photographs and videos of EUR 1.5 million, which was carried out in order to maintain the 2010 release schedules. Net cash used in investing activities decreased EUR 0.8 million over the same period last year. The decrease is principally due to reduced investment in library of photographs and videos as a result of a lower cost per title for acquisitions of videos.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2010 was EUR 0.2 million. For the nine-month 2009 period EUR 0.1 million was used in financing activities.

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

Disputed Contractual Obligation

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note was guaranteed by Slingsby Enterprises Limited, an affiliate of Private’s Chairman and principal shareholder, and the guaranty was secured by 1,650,000 shares of Private Media Group, Inc. Common Stock under a Pledge Agreement. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding B.V. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million, utilizing an interest rate of 7%. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private Common Stock under the Pledge Agreement. No payments have been made under the Note since February 2008, and the Note provides for interest to accrue on the unpaid principal amount of the Note until paid in full. Private believes that the amount due under the Note at September 30, 2010, including accrued interest, was no more than $2.8 million (EUR 2.1 million), utilizing an interest rate of 7%.

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

On August 12, 2010, the Company received notice that Consipio had refiled a Complaint against the Company and Slingsby to enforce the Note and guaranty in New York State Court, entitled Consipio Holding BV v. Private Media Group, Inc. and Slingsby Enterprises Limited (Case No. 650462/10). The new Complaint contained allegations and sought relief similar to the allegations and relief sought in the case previously filed on May 1, 2009, in U.S. federal court. On September 22, 2010, Slingsby notified Consipio that its rights under the guaranty and pledge agreement had expired, and therefore Consipio had no further rights under the guaranty or pledge agreement, including the right to vote the shares. On October 12, 2010, Slingsby Enterprises Limited filed a Motion to dismiss the claims against it under the guaranty and related pledge agreement based upon the position that Consipio’s claims against Slingsby are time barred under the statute of limitations. On October 29, 2010 the Company filed an Answer, which among other things asserted substantial offsets to the amounts due under the Note. Both the Company and Slingsby intend to vigorously defend against these claims.

Outlook

During 2009 and 2010, We have developed Internet solutions for critical new markets: gay, international and mobile. Furthermore, as a response to decreased margins in the adult entertainment industry, we have reviewed, analyzed and continued to restructure the operations of the non-online part of the business in order to become more cost effective. Last year’s acquisitions of GameLink and SureFlix have also presented a challenge in terms of integration. All the aforementioned processes have had impact both in terms of lost sales and additional selling, general and administrative expenses. However, as part of these processes, we have as of September reduced our workforce this year by 36% from 168 to 107 employees and we expect to continue this process as we become more efficient and enjoy economies of scale from the aforementioned acquisitions. During the end of 2010 and the beginning of 2011, we expect to start benefiting from the restructuring and reduce costs while increasing sales as we implement and launch new initiatives, such as fully combining our Internet assets, outsourcing major parts of our non-online operations and completing the launching of our new Internet platforms.

As part of our digital strategy, we have established that the combination of Private with major online retailers and accomplished platform developers is the approach to achieving our goals in the rapidly changing business landscape. The combined content assets of Private and core competencies of GameLink and Sureflix offer a compelling new business model. We will be expanding our joint Internet strategies globally with additional formats and applications to be launched in 2011. In May this year we launched our new private.com membership platform which we have been building since mid 2009. The new platform features a number of proprietary sites and it is also available as a white label version, which we expect will attract adult content providers and affiliates worldwide. The new platform has already proved to have improved conversion rates and is forecasted to receive considerably more traffic compared to our previous membership platform. In addition, the new platform has been built to be substantially less labor intensive to operate compared to the previous one. Following the rollout of the new membership platform, we are launching a new video-on-demand platform following the same concept. Both of the new platforms will be available in localized versions with respect to language and payment options.

Additionally, we will be developing improved interactive functionality for new media platforms such as IPTV and mobile, and maximizing our content monetization with the existing vast Private library as well as aggregation of select international studios offering a wide range of content and genres for all platform needs. In April this year, GameLink, launched a proprietary mobile solution enabling users to instantly stream over 15,000 movies. The platform is initially available on Smartphones such as the iPhone and Android phones at the url: www.gamelink.com. The mobile Internet platform allows consumers to purchase and consume content instantly. All content is available for future viewing in the customer’s virtual media center, stored in the company’s “cloud”. The platform has been optimized to work with Apple devices including the iPhone, iPod, the iPad as well as Android devices. In addition to streaming, consumers can choose to download their movies or purchase DVDs and novelties from the globally accessible platform. A white label version of the mobile platform is available and is being marketed to adult studios and affiliates worldwide. Our objective is to become the main provider of an off-portal mobile platform solution to all major content providers in our industry. In contrast to Private’s existing mobile content business2, which is based on an on-portal model going through content aggregators and carriers, this new business is off-portal and provides substantially improved margins as content is sold directly by Private to the consumer. In August 2010, Sureflix launched a new mobile VOD platform based on the same

[2]	On-Portal, we are still the most distributed adult brand in the world. Private content is available to 1.2 billion handsets via 104 mobile network operators in 45 countries.

principles as the GameLink mobile platform for its Maleflixxx network of hundreds of sites. The new mobile platform, Maleflixxx Mobile, allows consumers to view gay content on all mobile devices, including the iPad, iPod Touch, iPhone and Android handsets. With the Smartphone market growing rapidly3, we expect to generate substantial growth from our mobile VOD initiatives going forward.

We are continuing to implement our media strategy for growth of VOD (Video-on-Demand) via IPTV and to date we have contracted with 38 major platform operators in 24 countries in Europe, as the leading supplier of adult content. We have gained more than 75% coverage of the European IPTV market and going forward we expect to increase our market share in this expanding market. In addition, the introduction of IPTV in Europe has challenged the Cable-TV industry and subsequently cable operators are rapidly upgrading their systems to provide the same functionality as IPTV. Last year we contracted with two leading cable operators in Western Europe and going forward we expect to add further Cable/VOD platforms to our portfolio.

[3]	According to Parks Associates report of March, 2010, “Smartphone: King of Convergence”: the number of Smartphone users is expected to quadruple, exceeding 1 billion worldwide by 2014.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Immediately following Bunimovitz’s termination, he instituted two legal proceedings against the Company, both of which are without merit and are being contested vigorously by the Company. These legal proceedings are described below under “Employment Arbitration and U.S. Department of Labor Claim” and “Nevada State Court Action.”

Employment Arbitration and U.S. Department of Labor Claim

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

On September 24, 2010, the Company received notice of Claims filed by Bunimovitz with the U.S. Department of Labor against Private (Case No. 9-3290-10-057) alleging that Bunimovitz was terminated as CEO by Private in violation of Section 806 of the Sarbanes-Oxley Act in retaliation for Bunimovitz raising questions about self-dealing transactions involving the Chairman of the Company and the accuracy of the Company’s public disclosures in light of these transactions, and seeking reinstatement and unspecified compensatory and punitive damages. The Company has filed an Answer denying these claims.

Nevada State Court Action

On August 11, 2010, Mr. Bunimovitz, together with Consipio Holding BV and Tisbury Services Inc., filed a Complaint against Private Media Group, Inc. in Nevada County Court, Clark County, Nevada (Case No. A-10-622802-B) alleging mismanagement of the Company’s business by the Company’s three independent directors, Johan G. Carlberg, Peter Dixinger and Bo Rodebrandt, and Berth Milton, the Company’s Chairman and CEO, and seeking to have Mr. Bunimovitz and another non-independent director, Eric Johnson, appointed as receivers to run the business and affairs of Private, to the exclusion of the other directors. The Complaint also sought an injunction which, if granted, would prevent Private from issuing any stock, borrowing any money or taking any other action outside the ordinary course of business. The Complaint does not name any defendant other than the Company. The matter was set by the Court for a Preliminary Hearing on September 3, 2010, to determine whether the Plaintiffs were entitled to any of the requested relief. On August 25, 2010, the plaintiffs amended the Complaint by adding an additional cause of action as a shareholder derivative suit against Messrs. Carlberg, Dixinger, Rodebrandt, and Milton, as well as the Company’s CFO, Johan Gillborg, and Phil Christmas, the Financial Director of Private’s principal operating subsidiary, alleging gross mismanagement and breach of fiduciary duty, arising out of transactions between the Company and Milton or his affiliates, including the failure of an affiliate of Milton, Slingsby Enterprises Limited, to repay a related party receivable in excess of EUR 7 million, and compensation paid to Milton in 2009 without prior Board approval. On September 3, the Company filed Counterclaims against Bunimovitz and Consipio, alleging that Bunimovitz breached his fiduciary duty as a director and CEO of Private by improperly conspiring with Consipio, a creditor of the Company, to take over control of the Company, and seeking unspecified damages.

On August 13, 2010, the Plaintiffs also requested the Court to grant a temporary injunction, to remain in effect until the Preliminary Hearing on September 3, which, if granted, would have prohibited the Company from engaging in any transaction outside the ordinary course of business. The Court denied the Plaintiffs’ requested temporary relief, but issued a temporary order, to remain in effect until the conclusion of a Preliminary Hearing, requiring Private to seek permission of the Court to hold any special Board meeting.

The Preliminary Hearing commenced on September 3, 2010 before Presiding Judge Elizabeth Gonzalez to determine whether the Plaintiffs were entitled to appointment of a receiver or other injunctive relief. On November17, 2010, following the conclusion of the Preliminary Hearing, the Court denied the Plaintiff’s request for appointment of a receiver, determining that the statutory requirements to appoint a receiver to address alleged mismanagement were not met. The Court also modified its temporary order issued on August 13, 2010. As modified, the preliminary injunction requires Private to seek permission of the Court to hold any special Board of Directors meeting. The preliminary injunction also requires that all transactions outside of the ordinary course of business be approved by a majority of disinterested directors without such directors receiving any advice from current management or its current outside legal counsel. Further, although the Preliminary Injunction contains a specific finding by the Court that it has found no violation of any federal rule or listing requirement regarding the issuance of shares, self-dealing or misappropriation, allegations contained in the Complaint, the Court made a preliminary finding that the failure of Private to demand repayment of related party receivables from Slingsby Enterprises Limited (currently 7.4 million EUR at September 30, 2010), much of which has been outstanding since at least 2002, is a violation by the Company of the provisions of Section 402 of the Sarbanes-Oxley Act, and that the Company has an obligation to bring legal proceedings to enforce repayment of the outstanding amount. This finding appears to be based upon an interpretation by the Court of Section 402 which the Company believes is erroneous. The Court seems to have concluded that because Mr. Milton may have indirectly personally benefitted from the extension of indebtedness to his controlled companies arising out of business transactions with the Company, the continued extension of this indebtedness constitutes a “personal loan to or for the benefit of any director or executive officer” within the meaning of Section 402 of SOX. The Company believes that this preliminary ruling misstates the scope and purpose of Section 402, which was to prohibit personal loans to affiliates, but not to prohibit incurring indebtedness in connection with bona fide business transactions between the Company and an affiliate.

The Preliminary Injunction also contains preliminary findings that notwithstanding approval by all three independent directors and a majority of the disinterested directors of a retention bonus of EUR139,000 awarded to Mr. Milton in March 2010, the retention bonus was improper and the bonus should be returned. Specifically, the Court made preliminary findings that this decision was improperly influenced by statements made by Mr. Milton in a Board of Directors meeting that he would resign and sell his position in the Company if he was not adequately compensated, and the advice of the Company’s outside legal counsel that the directors should consider the advisability of granting a retention bonus, a subject that had not been considered by the directors prior to counsel’s advice.

The Company believes that the allegations in the Complaint against the Company and the named directors and officers and the findings of the Court in the Preliminary Injunction are without merit , and that the Company and the individual defendants will prevail upon the conclusion of this proceeding. The Company and the individual defendants also intend to file motions in this proceeding prior to trial seeking dismissal of the claims.

The Company further believes that this litigation is an improper attempt to circumvent valid and lawful actions of the disinterested majority of the Board of Directors, including all three independent directors, and to instead place control of the Company in the hands of a disgruntled former employee (Bunimovitz), his former subordinate employee (Eric Johnson) and a creditor (Consipio Holding BV) with whom the Company has been in a protracted and heavily litigated dispute reported in SEC filings since 2003. Consipio, in addition to being a creditor, is also an affiliate of a competitor of Private, Beate Uhse, AG, an adult entertainment company listed on the Frankfurt Stock Exchange. For further information regarding the other litigation with Consipio see “Part I – Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Disputed Contractual Obligation” appearing elsewhere in this Report, and Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, New York State Supreme Court, County of New York, Case No. 650462/10, which appears in this Item 1 below.

The Company also believes that the actions of Mr. Bunimovitz as a director since he was terminated as CEO, including pursuing a lawsuit with a creditor with whom the Company is in protracted litigation, are a clear and serious breach of his fiduciary duties, and have been taken in bad faith to advance the personal interests of Mr. Bunimovitz. Accordingly, the Company has filed counterclaims against Bunimovitz in this proceeding, discussed above, seeking monetary damages and other appropriate relief.

Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, New York State Supreme Court, County of New York, Case No. 650462/10

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company asserting a claim for unspecified damages under a Note dated December 21, 2001 in the original principal amount of $4,000,000, which was guaranteed by Slingsby Enterprises Limited, an affiliate of the Company’s Chairman and principal shareholder. The guarantee was secured by a pledge of 1,650,000 shares of the Company’s common stock, and Slingsby’s agreement to pledge an additional 3,950,000 upon the occurrence of an event of default. The Company filed its Answer and asserted several affirmative defenses. On March 26, 2010, the Court dismissed the lawsuit, finding that U.S. federal courts did not have jurisdiction over the subject matter of the lawsuit.

On August 12, 2010, the Company received notice that Consipio had refiled a Complaint against the Company and Slingsby to enforce the Note and guaranty in New York State Court, entitled Consipio Holding BV v. Private Media Group, Inc. and Slingsby Enterprises Limited (Case No. 650462/10). The new Complaint contained allegations and sought relief similar to the allegations and relief sought in the case previously filed on May 1, 2009, in U.S. federal court. Both the Company and Slingsby intend to vigorously defend against these claims. On October 12, 2010, Slingsby Enterprises Limited filed a Motion to dismiss the claims against it under the guaranty and related pledge agreement based upon the position that Consipio’s claims against Slingsby are time barred under the statute of limitations. In November 2010 the Company filed an Answer, and included affirmative defenses, including claims of substantial offsets to the amounts due under the Note. For additional information relating to this litigation see “Part I – Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Disputed Contractual Obligation” appearing elsewhere in this Report.

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: November 30, 2010	/S/ JOHAN GILLBORG
Johan Gillborg, Chief Financial Officer