Form 10-K
period 2010-12-31
PRIVATE MEDIA GROUP INC
filed 2011-06-03
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

34-93-620-8090

(Issuer’s telephone number, including country and area code)

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

Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 30, 2010, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $17,036,304. The aggregate market value has been computed by reference to the last sales price of the common stock on June 30, 2010.

On April 8, 2011 the registrant had 20,815,824 shares of Common Stock outstanding.

PART I

ITEM 1.	BUSINESS

This Report includes forward-looking statements. Statements other than statements of historical fact included in this Report, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report regarding future events or prospects, are forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “should” or variations of these words, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We have based these forward-looking statements on our current view with respect to future events and financial performance. These views involve a number of risks and uncertainties which could cause actual results to differ materially from those we predict in our forward-looking statements and from our past performance. Although we believe that the estimates and projections reflected in our forward-looking statements are reasonable, they may prove incorrect, and our actual results may differ, as a result of the following uncertainties and assumptions:

•	our business development, operating development and financial condition;

•	our expectations of growth in demand for our products and services;

•	the impact of competition on revenues and margins;

•	our expansion and acquisition plans;

•	the impact of expansion on our revenue potential, cost basis and margins;

•	the effects of regulatory developments and legal proceedings on our business;

•	the impact on the company and its investors from the outcome of legal proceedings discussed under Item 3 – Legal Proceedings;

•	the impact of exchange rate fluctuations; and

•	our ability to obtain additional financing.

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

We acquire worldwide rights to still photography and motion pictures tailored to our specifications from independent producers/directors and process these images into products suitable for popular media formats such as print publications, DVDs and electronic media content for Internet, mobile and broadcasting distribution. We distribute our adult media content directly, and through a network of local affiliates and independent distributors, through multiple channels, including (1) newsstands, video rental stores, travel retail and adult bookstores, (2) mail order catalogues, (3) IPTV (Internet Protocol Television), cable, satellite and hotel television programming, (4) over the Internet via proprietary and third party websites and (5) wireless telephony. In addition to media content, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties. In the fiscal year ended December 31, 2010, we had net sales of EUR 23.3 million and a net loss of EUR 4.3 million.

Our business was founded in 1965 and achieved initial success through our flagship publication, Private, the first full color, hard-core sex publication in the world. Today, we produce one X-rated periodical magazine: Private. As of December 31, 2010, we had compiled a digital archive of more than two million photographs and all of our 557 issues of print publications. Approximately 45,000 copies of our print publications are distributed together with DVDs each month at retail price of approximately Euro 14.50-19.50.

Since 1992, we have also acquired, processed and distributed adult motion picture entertainment. We acquire worldwide rights to motion pictures that meet our exacting standards for entertainment content and production value from independent producers/directors, either under exclusive contracts or on a freelance basis. We then process these motion pictures to ensure consistent image quality and prepare and customize them for distribution in several formats, including DVDs, broadcasting, which includes IPTV, cable, satellite and hotel television programming, and the Internet. Our proprietary motion pictures and those produced by joint ventures in which we participate have received more than 180 industry awards since 1994, evidencing our success in setting high quality standards for our industry. As of December 31, 2010, our movie library contained 1,443 titles. We expect to add more than 50 titles in 2011.

We license our content to cable & satellite television operators and IPTV platforms as well as to hotels. Through different partnerships, we have also launched two television channels, The Private Channel and PrivateSpice, which broadcast our content. Consumers pay for these products either on a video-on-demand, pay-per-view or subscription basis.

Since 1997, we have expanded our presence in emerging electronic markets such as the Internet, broadcasting and hand-held devices including both smartphones, iPods, iPads and similar devices. We believe that these technologies represent a substantial growth opportunity for us in the future.

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

Our Competitive Strengths

We believe the following strengths, among others, will enable us to exploit the global market for adult entertainment:

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

Established market position and distribution network

We have access to a well-established worldwide distribution network which has been built up over the past 40 years, including some + 100,000 points of sale in over 40 countries as of December 31, 2010. In many markets, we believe that our established presence hinders our competitors’ ability to break into the market. In some cases, exclusive distribution agreements improve our market position further. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. In electronic media categories, we have entered into strategic alliances with a number of leading international service providers. In addition, we have assembled an internal team of Internet specialists to maintain and improve our Internet infrastructure and electronic products and services. In January 2009, we expanded our Internet operations through the acquisition of Game Link LLC and its affiliate, companies engaged in digital distribution of adult content over the Internet and eCommerce development. On October 29, 2009 we continued the ongoing expansion of our global digital media platform through the acquisition of Sureflix Digital Distribution and its affiliates, companies engaged in the business of digital distribution of premium gay adult content. Sureflix is a leading global supplier of adult programming. We believe that our broad, multi-format distribution network affords our customers convenient access to high quality adult media content in the format of their choice.

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

Flexible operating structure and access to capital

We acquire adult media content from third-party producers/directors on a project basis. This approach gives us substantial flexibility in terms of production volume and delivery time, significantly reduces our fixed production overhead and largely eliminates the risk to us of cost overruns in production. Because of our multiple product and service formats and broad distribution network, we can afford to engage top directors in the industry, which we believe results in a higher quality product for our customers. Similarly, we reduce our fixed processing costs by outsourcing editing and duplication functions for most of our products, although we retain oversight of the overall production process for cost and quality control purposes. As a public company with access to the capital markets we believe that we will have sufficient financial resources to increase our production and grow through acquisitions without sacrificing our high quality standards. However, we cannot guarantee that funds will be available from the capital markets when needed.

Experienced professional management

Our management team has extensive experience in the acquisition and distribution of adult media content and in general business administration. Berth H. Milton, our Chairman of the Board and CEO, has extensive knowledge of our industry and has successfully founded and developed other profitable businesses. Other members of our management team have broad expertise in content acquisition, sales and marketing, technology and finance.

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

Video

Since 1992, we have acquired and distributed adult motion picture entertainment. These productions generally feature men and women in a variety of erotic and sexual situations, in hardcore and softcore versions. We maintain the ownership and copyrights of every movie we acquire. As of December 31, 2010, our movie library contained 1,443 movie titles. We expect to release more than 50 movie titles in 2011, with distribution through our worldwide network. These products are sold by both traditional and technologically advanced distributors, and wholesalers worldwide. Distributors include national video store and newsstand distribution networks, Internet, IPTV, cable, satellite, mobile telephone networks and hotel television operators.

Wireless - Mobile Entertainment

We launched our mobile content program in 2003. We generate revenues from wireless deals both on- and off-portal and our current principal market is Europe. Our product offering consist of rich-media mobile downloads including; MMS, wallpapers, screensavers, video clips and video streaming.

Magazine Publications

We are the publisher of Private, an international X-rated magazine. Private was founded in 1965, and was the first full color, hardcore sex publication in the world. We distribute the magazine through newsstands and other retail outlets.

INTERNET SERVICES

Private Media Group’s Internet team has combined its extensive media library with the most advanced technology to take advantage of the growth of Internet access and new distribution methods. The Company’s online offering centers around three core concepts: pay-site platforms, e-commerce platforms, and mobile platforms. Through a combination of acquisitions and custom software development efforts, during 2009 and 2010, the Company has been able to significantly improve and expand its online infrastructure.

Pay-site platforms

Private.com (www.private.com) is a membership site which offers access to high-quality adult content that includes full-length Private movies, video clips, photosets, a library of all Private magazines ever published in image and downloadable PDF format.

In May 2010 we launched our new membership platform, which manages and optimizes traffic across a large network of membership pay-sites. The first properties to leverage the new offering are the company’s flagship membership site, www.private.com and affiliate program www.privatecash.com. The two sites have been completely overhauled following extensive feedback from the affiliate community to maximize conversion, retention and traffic. With the launch of the membership pay-site platform, the Company now offers the most comprehensive Internet marketing, sales and distribution solution in the adult market, fueled by a traffic network that the company has developed over the past year. Managed by the Company’s team of experts and industry veterans, the membership platform offers daily updates of content and a content delivery system that is optimized for traffic conversion. In addition, the new platform has been built to be substantially less labor intensive to operate compared to the previous one. During the second half of 2010 the new membership pay-site attracted 73% more unique visitors compared to the previous one in the same period in 2009.

The Company has also opened the membership pay-site to all major adult studios who are looking for an externally managed solution to maximize their online sales. The platform can be branded to each studio’s graphic requirements to ensure the end consumer has a true experience of the studio’s brand positioning. The platforms flexibility ensures that websites can be created quickly, at low cost and are immediately integrated into the affiliate industry standard NATS system via Private’s affiliate program. As more studios join Private’s network of sites the platform will become a one-stop shop with a variety of high quality content, creating more opportunities to up-sell the content to affiliate driven traffic and ensuring greater conversion.

e-Commerce platforms

GameLink.com. On January 20, 2009 we expanded our Internet operations through the acquisition of the company Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. GameLink is a leading US adult entertainment VOD and eCommerce platform through its GameLink.com website. The site’s installed user base represents over one million domestic and international customers and it serves over 100,000 users daily. Including 70,000 video titles, GameLink has the largest library of digital and physical adult media and novelties in the United States. GameLink offers VOD in multiple media formats including streaming and downloads to computers and mobile phones. GameLink’s infrastructure is the most robust in the industry and is highly flexible, customizable and scalable designed to support multiple retail strategies and products simultaneously. Additionally, through its related company, GameLink offers third-party and white-label ecommerce solutions and development.

Maleflixxx.com. On October 29, 2009 we continued the ongoing expansion of our global digital media platform through the acquisition of Sureflix Digital Distribution and its affiliates, companies engaged in the business of digital distribution of premium gay adult content. Sureflix is a leading global supplier of adult programming. The company operates a vast network of more than 100 pay-per-view VOD websites. It represents premium production studios. Sureflix has not only in-depth knowledge of adult programming, but also significant VOD technology and marketing expertise.

Private VOD (www.privatevod.com) is an eCommerce site which offers a catalogue of proprietary and third party content in multiple media formats including streaming and downloads. The site is based on GameLink’s outstanding technology for eCommerce sites.

Online Mobile platforms

In April 2010, GameLink, launched a proprietary mobile solution enabling users to instantly stream over 15,000 movies. The mobile Internet platform is accessible via www.gamelink.com and it is an extension of GameLink’s leading Video-on-Demand e-commerce platform, which allows consumers to purchase and consume content instantly. All content is available for future viewing in the customer’s virtual media center, stored in the Company’s “Cloud”. The platform has initially been optimized to work with Apple devices including the iPhone, iPod, the iPad as well as Android devices. In addition to streaming, consumers can choose to download their movies or purchase DVDs and novelties from the globally accessible platform. A white label2 version of the mobile platform is available and will be marketed to adult studios and affiliates worldwide.

In August 2010, Sureflix Digital Distribution launched a new mobile VOD platform for its Maleflixxx network of sites. The new mobile platform, Maleflixxx Mobile, allows consumers to view gay content on all mobile devices, including the iPad, iPod Touch, iPhone and Android handsets. The platform is accessible via www.maleflixxx.tv and from Maleflixxx’s network of hundreds of white label websites, which includes Private’s gay content brand Man-Size at www.man-size.tv. Sureflix’s proprietary technology detects which devices are being used to access the site and delivers the interface for a particular device. Users can access their account from any device, experiencing the same functionality. The platform’s easy-to-navigate interface allows users to instantly browse content by category, theme and studio. Broadcasting in video quality, equal to a high speed Internet connection, more than 44,000 scenes from over 200 studios are available. The platform is localized in seven languages: English, French, Spanish, German, Portuguese, Italian and Japanese. A white label version of the mobile platform is also available and will be marketed to studios and affiliates worldwide.

In contrast to Private’s other mobile content business, which is based on an on-portal model going through content aggregators and carriers, the new online mobile platforms are off-portal and provides substantially improved margins as content is sold directly by the Company to the consumer.

VIDEO

Production

In 1992, we began releasing movies under the Private label. As a result of technology advances during recent years, we currently spend on average approximately $50,000 per acquired movie. This amount includes post-production, master production and language customization. Generally, we create and design all artwork for promotional items and packaging and contracts for printing services. With respect to DVDs they are duplicated by independent laboratories.

We do not produce movies ourselves, we acquire our content from independent producers that are carefully selected for being the best in their genre on each particular time and are subject to strict quality controls. All producers assume production costs, obligations and legal responsibilities, including among other things, the delivery of rights, model releases and all production and performers related paperwork. The free lance producers deliver the movies on digital masters to us. Digital masters are customized, dubbed, sub-titled, duplicated by third parties and sent to different distributors and duplication centers. All marketing material and artwork for video covers is created in-house.

As of December 31, 2010, our movie library contained 1,443 movie titles. During 2011, we expect the total to increase by more than 50 titles. Almost all titles are available on any available format. We presently market our content in over 40 countries.

2	A white label product or service is a product or service produced by one company (the producer) that other companies (the marketers) rebrand to make it appear as if they made it.

MOVIE LIBRARY	As of December 31,
	2010	2009
Title	Nº of titles	Nº of Titles
Amanda’s Private Diary	5	5
Best - End of Year	12	12
Best of by Private	137	114
Bukkakke	7	7
Cum on my face	7	7
Phantom Seducer	2	2
Gaia	6	6
Horny Housewives	9	9
Ionie Luvecoxxx	20	20
Mansize	14	13
Peepshow Special	12	12
Pirate Fetish Machine	32	32
Pirate Video	12	12
Pirate Video de Luxe	16	16
Private Auditions	10	10
Private Black Label	56	56
Private Blockbuster	5	4
Private Bluebird	18	—
Private Castings	53	53
Private Festish	4	4
Private Films	28	28
Private Gold	111	106
Private Independent	2	1
Private Interactive	1	1
Private Lesbian	10	9
Private Lust Treasures	9	9
Private Man	14	14
Private Man – Stars	12	12
Private Movies	51	48
Private Porn Vacation	3	3
Private Presents	2	—
Private Reality Video	26	26
Private Specials	49	29
Private Sports	12	12
Private Stories	27	27
Private Superf*ckers	12	12
Private Exotic	4	4
Private Tropical	42	42
Private Video Magazine	26	26
Private X-Treme	45	44
Private XXX	39	39
Private-Ninn	4	4
Private-Penthouse Movies	12	12
The Best of the Year	14	13
The Matador Series	15	15
The Private Adventures of Pierre Woodman	10	10
The Private Life of	77	66
The Private Story of	9	9
Triple X Files	12	12
Triple X Video	32	32
Virtualia	6	6
When Pornstars Play	6	6
Erotica (soft titles)	284	283

Total	1,443	1,354

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

Broadcasting

TV-Channels

Since launching our broadcasting business in 2000, we have rapidly expanded in Europe and Latin America. The broadcasting business was launched through an exclusive joint venture agreement with International Film Productions and Distributions, Ltd., (“IFPD”). IFPD was a European-based television broadcasting company associated with major content providers that specialized in the distribution of adult cable and satellite television channels. Under the joint venture agreement, IFPD was responsible for promoting and broadcasting two channels, namely Private Gold (hardcore) and Private Blue (soft core), globally. In 2003 the joint venture was dissolved and the Company acquired the channel names Private Gold and Private Blue, but continued licensing them to affiliated companies of IFPD under a two-year agreement with a minimum guarantee. The license was worldwide excluding North and Latin America and expired in 2005.

The Private Gold channel was originally launched in Europe under an exclusive joint venture agreement with IFPD. As mentioned above, the Company later acquired the channel name and continued licensing it to an affiliate company of IFPD for a fixed fee. By the end of 2005, Private Gold had become the leading Adult Pay-TV channel in Europe and was distributed via satellite and cable in 25 countries in the region. In November 2005 the agreement with IFPD expired and the Company and Playboy TV International signed a five-year agreement to merge their two adult pay-TV channels, Private Gold and Spice Platinum, and thereby consolidating their market leadership in Europe. The new channel was launched under the name of Private Spice and under the terms of the agreement, Playboy TV International is operating, distributing and marketing the new channel and Private provides content, brand and marketing support. Prior to the merging of the two channels, Spice Platinum had rapidly become one of Europe’s most sought after and fastest growing premium adult networks reaching over 15 countries. In May 2006, the Private Spice Channel was launched in Europe and the new channel makes available unique and proprietary quality content, offering flexible language tailoring and market localization and platforms are able to offer their viewers a unique channel developed and serviced by the world’s leading adult television brands, while ensuring professional reliability and continuity. In 2010, the Private Spice agreement with Playboy was renewed for another five years. The channel is receivable in all of Europe and it currently has distribution in 22 countries via 101 cable, satellite, DTT and IPTV platforms.

The Private Gold channel was also launched in Latin America in 2001, via the joint venture agreement with IFPD and under a distribution agreement with Pramer S.C.A. The agreement was terminated in 2005 and in May the same year, the Company partnered with Playboy TV Latin America, by signing an exclusive agreement to operate and distribute the Private branded channel throughout Latin America. Under the terms of the agreement, Playboy TV Latin America is operating and distributing the channel via its Pay TV distribution network. In 2009, the channel was re-branded to the Private Channel. The channel is receivable in all of Latin America and it currently has distribution in 19 countries via 63 cable, satellite and IPTV platforms and reaches 38 million subscribers to these platforms.

IPTV driven Video-on-Demand

While European broadband users are signing up for IPTV services in the hundreds of thousands each month, making Europe the biggest and fastest growing IPTV region in the world, we have successfully implemented part of our new media strategy and contracted for supplying content for TVOD3 services to a total of 26 major platform operators in 18 countries in the region. During 2010 the European IPTV market grew by 25% to 20.7 million IPTV subscribers and by the end of the year we had more than 75% market coverage. France remains the “world champion” IPTV country with 10.3 million subscribers and we cover 100% of this market.

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

DVDs

We have entered into distribution agreements in Europe, North America and Australia. Under these distribution agreements we provide our back catalogue of titles and all our new titles each month during the term of the agreement, and a licensee normally serves as the exclusive distributor throughout its own country or language territory. In general, we believe that national distribution agreements enable us to have an ongoing branded presence in international markets and to generate higher and more consistent revenues, than we could achieve selling directly to retailers.

WIRELESS – MOBILE CONTENT

We generate revenues from wireless deals both on and off portal. Our ability to effectively use and re-use our content creates a high-margin business model for wireless since distribution costs are almost non-existent. The market currently consist of SMS, games and rich-media mobile downloads including; MMS, wallpapers, screensavers, video clips and video streaming. During 2010, the distribution of Private content continued to increase and by the end of the year it was available to 1.5 billion handsets via 114 mobile network operators in 37 countries. The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. Furthermore, Mobile TV, increased penetration of Smart Phones and the implementation of age verification systems offer additional growth potential with both current and future operators in 2011 and beyond4.

3	True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.
4

Juniper Research estimates in its 2010 study 'Mobile Adult Strategies: Downloads, Video Chat, Apps & Messaging 2010-2015.' that global revenues from all mobile adult services will rise from $1.7 billion in 2009 to $2.8 billion by 2015.

MAGAZINE PUBLICATIONS

Our publishing operations include the publication of the adult magazines identified in the table below. All of these magazines are distributed Europe, North America and Australia. Our magazines feature pictures of men and women engaged in erotic and sexually explicit situations. During 2010 we distributed approximately 45,000 copies of our print publications, packaged together with our DVDs, per month at an average retail price of approximately (Euro) 14.50-19.50. Our current publication is Private.

MAGAZINE LIBRARY	As of December 31,
	2010	2009
Title	Nº of Issues	Nº of Issues
Private	222	216
Pirate	111	111
Triple-X	85	85
Private Sex	85	81
Private Man	4	4
Mansize	4	4
Special Editions	30	30
Best of Private (Book)	15	15
Special Editions (Book)	1	1

Total	557	547

	Quantities of Magazines Produced (Printed, not sold)
Title	2010	2009
Private	148,413	211,931
Pirate	—	93,913
Triple-X	—	72,948
Private Sex	61,254	114,467
Special Editions	—	—

Total	209,667	493,259

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

Production, Distribution and Fulfillment

We print and ship all of our proprietary magazines from Barcelona, Spain. We determine the amount of printed publications bi-monthly with input from each of our national distributors. Most of our products are packaged and delivered directly by the printer or supplier.

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

EMPLOYEES

As of December 31, 2008, 2009 and 2010 we employed 97, 168 and 112 people. The 2008, 2009 and 2010 numbers include 12, 12 and 3 part time employees, respectively. The 2009 and 2010 number of people includes the addition of 84 and 56 full time employees, respectively, as a result of the acquisitions of GameLink and Sureflix. Our employees in Spain are represented by two labor unions and we have never experienced a work stoppage. We believe that we have a good relationship with our employees.

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

Regulation of the Adult Entertainment Industry in the U.S.

The following is a description of some of the laws and regulations in the United States which impact the adult entertainment industry. It is not an exhaustive description of all such laws. Moreover, we conduct business in over 40 countries around the world, each of which has its own regulatory framework. This regulatory environment is constantly changing in the geographical areas in which we conduct business, and in some instances laws which are enacted are subsequently determined by the courts to be unconstitutional.

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

As a result of operating losses our independent registered public accounting firm has substantial doubt about our ability to continue as a going concern. In each of the past three years we have experienced losses from operations. At December 31, 2010, we had cash and cash equivalents of EUR 370,000 and a working capital deficit of EUR 1,102,000. As a result, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and has modified its report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We currently expect future growth and a return to profitability provided that we are successful with the following objectives:

•

rolling out our Internet platforms, including: a) our newly built signature property and membership platform private.com, b) our cutting edge mobile platform for Smartphones and c) our multinational eCommerce VOD platform;

•	the successful marketing of our affiliate programs for all our properties to compete aggressively for, and attract, affiliate traffic;

•	continuing the rollout of our content on cable and IPTV video-on demand platforms;

•	completing the integration of businesses acquired in 2009;

•	consolidating and restructuring our operations into an efficient new media business;

•	outsourcing of non-cost effective parts of our operations; and

•	identifying and exploring new online business opportunities which are less dependent on content.

If we are not successful in implementing the above objectives, or if we otherwise do not successfully respond to changing conditions in the adult entertainment industry, we may continue to incur significant losses. There can be no assurance that we will be able to operate profitably in the future.

Our future capital requirements and needs for additional financing are uncertain. Although we expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months based upon our present plan of operation, we may need to raise additional funds to support more rapid growth or respond to unanticipated requirements. In this regard, we are presently engaged in a dispute with a third party lender regarding our obligations under a promissory note with an outstanding principal balance of not less than $2.9 million. Although we believe that we have valid claims and defenses against the holder of the promissory note and its affiliates which may ultimately reduce our obligations relating to the promissory note, we cannot assure you that we will be able to reach agreement with the holder of the promissory note or that we will ultimately prevail on our claims and defenses. An adverse outcome in this dispute would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability.

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

We face online security risks in connection with our Internet business .Online security breaches could materially adversely affect our business. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials in particular. For example, events such as the November 2001 security breach of the Playboy.com website that allowed a computer hacker to steal customers’ credit card numbers could deter current and future subscribers from using or subscribing to our website. In offering online payment services, we will increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as consumer credit card numbers. Advances in computer capabilities, new discoveries in the field of data encryption or other developments could compromise or breach the methods and procedures that we use to protect our consumers’ transaction data. In addition, experienced programmers may attempt to steal proprietary information or cause interruptions in our services. To prevent such developments we may need to expend significant capital and other resources to protect against these problems.

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

We are dependent upon key employees. Our future success depends, to a significant degree, on the continued services of our executive officers and other key personnel, including Berth Milton and Johan Gillborg. We have not procured key-man life insurance and there is no guarantee that we will be able to obtain such insurance in the future should we so desire. Mr. Milton is the founder of our principal operating division, the Milcap Group, and has taken part in our management since the acquisition of the trademark Private in 1990. We cannot guarantee that we will be successful in retaining his services in the future. We do not presently have employment agreements with many of our executive officers or key personnel. The loss of the services of any of them or an inability to continue to attract, motivate and retain highly qualified and talented personnel, including software development technical personnel, could have a material adverse effect on our business and operating results.

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

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. We are authorized to issue 110,000,000 shares of our capital stock, consisting of 100,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. At April 8, 2011, 20,815,824 shares of our common stock and no shares of our preferred stock were issued and outstanding. In connection with our acquisition of Game Link, LLC and its affiliate on January 20, 2009, 2,844,770 shares of our common stock were issued and up to 1,531,799 shares of our common stock are issuable in the future. In connection with our acquisition of Sureflix Digital Distribution and its affiliates in October 2009 we issued securities convertible into 1,300,000 shares of our common stock and up to 700,000 shares of our common stock are issuable in the future. In addition, approximately 9,668 shares of our common stock were issuable upon the exercise of options or warrants.

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

Our Chairman of the Board owns a significant amount of our common stock, which may enable him to exercise significant influence or control over our business and affairs, and he may have interests which differ from the other holders of our stock. Berth Milton, our Chairman, President and principal shareholder, owns up to 43.5% of our issued and outstanding stock. Therefore, he may be able to effectively exercise significant influence or control over all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions. His interests may differ from the interests of other shareholders and, therefore, result in corporate decisions that may be disadvantageous to other shareholders. This concentration of ownership may also have the effect of delaying or preventing a change in control, which could have a material adverse effect on our stock price.

Future sales of common stock by our Chairman or third parties as a result of foreclosures could adversely affect the price our common stock and could in the future result in a change in control of the Company. Our Chairman, Berth Milton, claims direct or indirect beneficial ownership of 9,059,840 shares of our common stock, or approximately 43.5% of our outstanding common stock. All of these shares have been pledged by Mr. Milton or entities controlled by Mr. Milton or are subject to liens or claims by third parties. Depending on a number of factors, including the status of the various loan obligations for which the shares serve as collateral, and the outcome of legal disputes involving some of these shares, Mr. Milton or his affiliates may experience a foreclosure that could result in the sale of the pledged shares, in the open market or otherwise, or Mr. Milton may otherwise cease to have voting rights with respect to these shares under the terms of loan agreements or applicable law. Unlike Mr. Milton, sales by these persons or entities may not be subject to the volume limitations of Rule 144. Sale of these shares, or the perception of possible future sales, could have a materially adverse effect on the trading price of our common stock or make it more difficult for the Company to raise additional capital through sales of equity securities.

In particular, it is our understanding that two of the purported pledgees, claiming rights to 5,600,000 and 1,842,179, pledged shares, respectively, have made various attempts to foreclose on the collateral of the pledged shares, or to exercise voting rights in order to effect a change of control, and that Mr. Milton is currently involved in legal disputes regarding the voting rights for these shares and a possible foreclosure and sale of these shares. A sale of these shares, or the successful exercise of voting rights in a manner adverse to Mr. Milton, could result in a change of control of the Company, depending upon the number of shares and the ownership interests of other shareholders.

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

Private Media Group maintains an office in the United States at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121.

Since October 2007, Milcap Media Group leases office space in Torre MAPFRE, located at Calle de la Marina 16-18, 08005 Barcelona, Spain, for a term of five years. Average monthly base rental expense is approximately $30,000. The office space is currently used primarily by our departments providing Internet, marketing and administration services to the group. In addition, the office space serves as the European headquarters of Private Media Group, Inc. The lease also requires us to pay our proportionate share of the building’s real estate taxes and operating expenses. In January 2008 Milcap Media Group partly renewed the lease for office space in the building located at Carretera de Rubi 22, 08173 Sant Cugat del Valles, Barcelona, Spain for a further term of five years. The lease can be cancelled prematurely against a penalty of one year’s rent. Average monthly base rental expense is approximately $23,000. The building is currently used by our operating departments engaged in providing programming and logistic services for the group.

In connection with the acquisition of GameLink LLC by the Company, we entered into a lease of anapproximately 10,000 square feet building used by GameLink in San Francisco, California. The lease extends through December 31, 2011, has a base rent of $13,620 per month, and provides for GameLink to be responsible for property taxes and maintenance expenses during the term of the lease.

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

Termination of Ilan Bunimovitz as CEO and Subsequent Litigation

On July 19, 2010, Ilan Bunimovitz was terminated as Chief Executive Officer of Private Media Group, Inc. Mr. Bunimovitz was employed as CEO since 2009 pursuant to a written employment agreement, which agreement was terminated by the Company under provisions allowing it to terminate the agreement for “cause” (as defined in such agreement). Conduct of Mr. Bunimovitz constituting “cause” included breach of fiduciary duty, conflict of interest, material acts of dishonesty and violations of the Company’s Code of Ethics. Mr. Bunimovitz’s termination for cause was unanimously approved by all three independent directors and a majority of the disinterested directors. Mr. Bunimovitz continues to serve as a director of the Company for the remainder of his term, which expires when his successor is duly elected by the shareholders.

Immediately following Bunimovitz’s termination, he instituted two legal proceedings against the Company, both of which are believed by the Company to be without merit and are being contested vigorously by the Company. These legal proceedings are described below under “Employment Arbitration and U.S. Department of Labor Claim” and “Nevada State Court Action.”

Employment Arbitration and U.S. Department of Labor Claim

On July 23, 2010, Mr. Bunimovitz filed a Demand for Arbitration and related Statement of Claim against the Company with JAMS (Case No. 1100063395), a private arbitration service, pursuant to the dispute resolution provisions of his Employment Agreement, contesting his termination as CEO. In the Statement of Claim, Mr. Bunimovitz alleged that (1) his termination on July 19, 2010, was without “cause” under his written Employment Agreement; (2) the termination was taken in retaliation for Mr. Bunimovitz demanding an independent investigation of Berth Milton’s alleged “self-dealing transactions and was taken in an effort to silence him”; and (3) the termination of employment was not properly authorized by the Board of Directors, and is therefore invalid. Mr. Bunimovitz seeks unspecified compensatory and punitive damages. On August 6, 2010, the Company filed an Answer, denying Mr. Bunimovitz’s allegations in all material respects. The Company and GameLink, a wholly owned subsidiary, have also filed a Cross-Claim against Mr. Bunimovitz for breach of contract and conversion, based upon his failure to return property belonging to Private which Bunimovitz had wrongfully refused to turn over to the Company at the time of his termination.

In March 2011 Bunimovitz amended his Statement of Claim to include two additional allegations: that the Company improperly failed to allow him to sell shares he received when his company was acquired; and that the Company has failed to deliver the shares to which he is entitled to receive under the earnout provisions of the acquisition agreement between the Company and GameLink. The Company has denied both of these additional claims.

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

Nevada State Court Action (the “Nevada Action”)

On August 11, 2010, Mr. Bunimovitz, together with Consipio Holding BV (“Consipio”), a creditor of the Company, and Tisbury Services Inc., filed a Complaint against Private Media Group, Inc. in Nevada County Court, Clark County, Nevada (Case No. A-10-622802-B) alleging mismanagement of the Company’s business by the Company’s three independent directors, Johan G. Carlberg, Peter Dixinger and Bo Rodebrandt, and Berth Milton, the Company’s Chairman and CEO, and seeking to have Mr. Bunimovitz and another non-independent director, Eric Johnson, appointed as receivers to run the business and affairs of Private, to the exclusion of the other directors. The Complaint also sought an injunction which, if granted, would prevent Private from issuing any stock, borrowing any money or taking any other action outside the ordinary course of business. The Complaint as originally filed did not name any defendant other than the Company. The matter was set by the Court for a Preliminary Hearing on September 3, 2010, to determine whether the Plaintiffs were entitled to any of the requested relief. On August 25, 2010, the plaintiffs amended the Complaint by adding an additional cause of action as a shareholder derivative suit against Messrs. Carlberg, Dixinger, Rodebrandt, and Milton, as well as the Company’s CFO, Johan Gillborg, and Phil Christmas, the Financial Director of Private’s principal operating subsidiary, alleging gross mismanagement and breach of fiduciary duty, arising out of transactions between the Company and Milton or his affiliates, including the failure of an affiliate of Milton, Slingsby Enterprises Limited, to repay a related party receivable in excess of EUR 7 million, and compensation paid to Milton in 2009 without prior Board approval. On September 3, the Company filed Counterclaims against Bunimovitz and Consipio, alleging that Bunimovitz breached his fiduciary duty as a director and CEO of Private by improperly conspiring with Consipio, a creditor of the Company, to take over control of the Company, and seeking unspecified damages.

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

The Preliminary Hearing commenced on September 3, 2010 before Presiding Judge Elizabeth Gonzalez to determine whether the Plaintiffs were entitled to appointment of a receiver or other injunctive relief. On November17, 2010, following the conclusion of the Preliminary Hearing, the Court denied the Plaintiff’s request for appointment of a receiver, determining that the statutory requirements to appoint a receiver to address alleged mismanagement were not met. The Court also modified its temporary order issued on August 13, 2010. As modified, the preliminary injunction requires Private to seek permission of the Court to hold any special Board of Directors meeting. The preliminary injunction also requires that all transactions outside of the ordinary course of business be approved by a majority of disinterested directors without such directors being unduly influenced by current management or its current outside legal counsel. Further, although the Preliminary Injunction contains a specific finding by the Court that it has found no violation of any federal rule or listing requirement regarding the issuance of shares, self-dealing or misappropriation, allegations contained in the Complaint, the Court made a preliminary finding that the failure of Private to demand repayment of related party receivables from Slingsby Enterprises Limited (currently 7.4 million EUR at December 31, 2010), much of which has been outstanding since at least 2002, is a violation by the Company of the provisions of Section 402 of the Sarbanes-Oxley Act, and that the Company has an obligation to bring legal proceedings to enforce repayment of the outstanding amount. This finding appears to be based upon an interpretation by the Court of Section 402 which the Company believes is erroneous. The Court seems to have concluded that because Mr. Milton may have indirectly personally benefited from the extension of indebtedness to his controlled companies arising out of business transactions with the Company, the continued extension of this indebtedness constitutes a “personal loan to or for the benefit of any director or executive officer” within the meaning of Section 402 of SOX. The Company believes that this preliminary ruling misstates the scope and purpose of Section 402, which was to prohibit personal loans to affiliates, but not to prohibit incurring indebtedness in connection with bona fide business transactions between the Company and an affiliate.

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

In January and March 2011 the Court granted motions filed by defendants Bo Rodebrandt, Peter Dixinger, Johan Carlberg, Johan Gillborg and Philip Christmas dismissing all of the plaintiffs’ claims against each of them, due to lack of jurisdiction over them. Accordingly, there is only one remaining named defendant, Berth Milton, who also filed a motion dismissing him from the action on the grounds that the Nevada court has no jurisdiction of Mr. Milton. This motion was denied by the court on June 2, 2011, but without prejudice of Mr. Milton to raise this objection at a later time during the proceeding.

The Company believes that this litigation is an improper attempt to circumvent valid and lawful actions of the disinterested majority of the Board of Directors, including all of the independent directors, and to instead place control of the Company in the hands of a disgruntled former employee (Bunimovitz), his former subordinate employee (Eric Johnson) and a creditor (Consipio Holding BV) with whom the Company has been in a protracted and heavily litigated dispute reported in SEC filings since 2003. Consipio, in addition to being a creditor, is also an affiliate of a competitor of Private, Beate Uhse, AG, an adult entertainment company listed on the Frankfurt Stock Exchange. For further information regarding the other litigation with Consipio see “Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, New York State Supreme Court, County of New York, Case No. 650462/10, which appears in this Item 3 below.

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

The Company believes that the allegations in the Complaint against the Company and the single remaining individual defendant, and the findings of the Court in the Preliminary Injunction are without merit, and that the Company and the individual defendant will prevail upon the conclusion of this proceeding.

Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, New York State Supreme Court, County of New York, Case No. 650462/10 (the “New York Action”)

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company in U.S. federal court asserting a claim for unspecified damages under a Note dated December 21, 2001 in the original principal amount of $4,000,000, which was guaranteed by Slingsby Enterprises Limited (“Slingsby”), an affiliate of the Company’s Chairman and principal shareholder. The guarantee was secured by a pledge of 1,650,000 shares of the Company’s common stock, and Slingsby’s agreement to pledge an additional 3,950,000 shares upon the occurrence of an event of default. The Company filed its Answer and asserted several affirmative defenses. The lawsuit also included a claim against Slingsby to enforce its guaranty of the Note. On March 26, 2010, the Court dismissed the lawsuit, finding that U.S. federal courts did not have jurisdiction over the subject matter of the lawsuit.

On July 9, 2010, the Company received a notice from Consipio stating that the Company continued to be in default under the Note and requesting Slingsby to deliver an additional 3,950,000 shares of common stock as collateral to Consipio under the terms of the pledge agreement. In addition, pursuant to such notice Consipio purported to exercise the right as pledgee to vote all of the 5,600,000 collateral shares, including the 1,650,000 shares of common stock previously pledged as collateral, so long as an event of default has occurred and is continuing under the Note.

On August 12, 2010, the Company received notice that Consipio had re-filed the lawsuit against the Company and Slingsby in New York State Court in May 2010 to enforce the Note and the related guaranty agreement. As amended, the Complaint against the Company alleged that the Company had orally agreed with Consipio in 2003 to change the stated interest rate on the Note from 7% to 9.9%, and to denominate the principal amount under the Note in euro instead of U.S. dollars, a position which the Company believes is totally without merit. On October 12, 2010, Slingsby filed a Motion to Dismiss the claims against it under the guaranty agreement based upon the position that Consipio’s claims against Slingsby were time barred under the statute of limitations. In November 2010 the Company filed an Answer, and included affirmative defenses, including claims of substantial offsets to the amounts due under the Note. On December 13, 2010, following a hearing on November 8, 2010, the Court granted Slingsby’s Motion to Dismiss the Complaint against it, and granted Consipio leave to amend the Complaint to plead additional allegations against Slingsby which, if proven by Consipio, would extend the statute of limitations. On December 21, 2010 Consipio filed an amended Complaint which contained substantially similar allegations as against the Company and Slingsby. The amended Complaint also named Berth Milton as a defendant and included additional allegations against Slingsby and Mr. Milton. Mr. Milton has not yet been served with the amended Complaint. In February 2011, Slingsby filed a motion to dismiss the amended Complaint against it, principally on the grounds that even if the allegations in the amended Complaint were true, enforcement of the guaranty was time barred under the applicable statute of limitations. The court denied the motion to dismiss, and discovery is now underway in this case. Both the Company and Slingsby intend to continue to vigorously contest the allegations of Consipio, including defenses by the Company of substantial offsets against the Note and defenses by Slingsby based upon the defense that the statute of limitations bars enforcement of the guaranty agreement and related pledge agreement from Slingsby which purports to grant a pledge in favor of Consipio as holder of the Note against 5,600,000 shares of Private Common Stock originally registered in the name of Slingsby.

On April 1, 2011, Consipio filed an application with the court seeking a pre-judgment writ of attachment against the Company in the amount of $6.7 million. On April 12, 2011, the Company filed an opposition to the application, which has been set for a hearing on June 16, 2011. Consipio had previously filed a similar application for attachment in September 2010, which was summarily denied by the court.

For additional information relating to this litigation see Note 10 to the consolidated financial statements under “Other Debt” for additional information regarding the Note obligation. The Company, Slingsby and Berth Milton intend to vigorously defend against these claims.

Litigation Regarding Election Results for 2010 Annual Meeting of Shareholders

As noted above, on July 9, 2010, the Company received a notice from Consipio stating that the Company continued to be in default under the Note and requesting Slingsby to deliver an additional 3,950,000 shares of common stock as collateral to Consipio under the terms of the pledge agreement from Slingsby to Consipio. In addition, pursuant to such notice Consipio purported to exercise the right as pledgee to vote all of the 5,600,000 collateral shares pledged under the pledge agreement, including the 1,650,000 shares of common stock previously pledged as collateral, so long as an event of default has occurred and is continuing under the Note. On September 16, 2010, the Company was notified by Consipio that it intended to nominate six directors at the 2010 Annual Meeting, five of whom had not been nominated by the Company’s Board of Directors. On September 22, 2010, Slingsby advised Consipio and the Company that under New York law all of Consipio’s rights under the pledge agreement and related guarantee agreement in respect of the 5,600,000 collateral shares had terminated, including any rights of Consipio to vote these shares, and instructed the Company not to allow Consipio to vote any of the collateral shares.

On October 21, 2010, Consipio, Ilan Bunimovitz and the other plaintiffs in the Nevada Action obtained an Order from Judge Gonzalez requiring that the Company recognize the right of Consipio to vote the 5,600,000 collateral shares under the pledge agreement at the 2010 Annual Meeting of Shareholders. As discussed below, this Order has been appealed by the Company and is therefore under the review of the Nevada Supreme Court.

The Company held its 2010 Annual Meeting of Shareholders on November 18, 2010, in Barcelona, Spain. Two proposals were presented at the Meeting for approval: (1) to elect six directors; and (2) to ratify the appointment of BDO Auditores, S.L. as the Company’s independent registered public accountants for the fiscal year ended December 31, 2010. Following the closing of the polls, the Annual Meeting was continued in order to allow the independent Inspector of Elections to tabulate the votes and issue his final report certifying the results.

On December 16, 2010, the Company received the independent Inspector of Election’s Final Report. The results of the voting at the 2010 Annual Meeting, as set forth in the Inspector of Elections Final Report, are as follows:

Proposal No. 1 – Election of Six Nominees for Director:

Nominee for Director	Number of Shares Voted for	Number of Shares Withheld
Eric Johnson	15,893,296	7,507
Jan Jensen	8,095,390	6,256
Bernt Akander	8,094,351	7,295
Peter Dixinger	8,073,491	28,155
Bo Rodebrant	8,072,525	29,121
Berth Milton	8,071,301	30,345
IlanBunimovitz	7,799,157	—
David Dohrmann	7,799,157	—
Alexander V. Matveev	7,509,016	290,141
Charles William Prast	7,509,016	290,141
John S. Wirt	7,509,016	290,141

Proposal No. 2 – Ratify BDO Auditores, S.L. as Independent Registered Accounting Firm for the Fiscal Year ending December 31, 2010:

Number of Shares Voted for	Number of Shares Against	Number of Shares Abstained
16,033,432	998	5,740

Under Nevada law, the six nominees who are finally determined to have received the highest number of votes are elected to the Board of Directors and serve as directors until the 2011Annual Meeting and until their successor is elected and qualified. However, following the delivery of the Inspector of Election’s Final Report on December 16, 2010, Consipio contended that 3,950,000 of the collateral shares pledged by Slingsby to Consipio were not voted in favor of five of the six Consipio director nominees (Messrs. Bunimovitz, Dohrmann, Matveev, Prast and Wirt), as required by the Nevada Court’s October 21, 2010 Order. Accordingly, in December 2010 the Nevada Court entered an Order at the request of Consipio, Ilan Bunimovitz and the other plaintiffs in the Nevada Action, to the effect that the Inspector’s Final Report was subject to review by the Court, and could not be deemed final and effective by the Company until approved by the Court.

The Inspector’s Final Report was reviewed by the Court at a hearing on January 4, 2011, to determine whether the Inspector of Election’s Final Report would be approved by the Court. Following the conclusion of the hearing on January 4, 2011, the Court entered a further Order refusing to either modify or confirm the Inspector’s Report. Accordingly, the then current directors (Messrs. Milton, Rodebrandt, Dixinger, Jensen, Johnson and Bunimovitz) continue to remain in office pending further order of the Court approving or modifying the Inspector of Election’s Final Report, or until the Company convenes the 2011 Annual Meeting of Shareholders. On January 28, 2011, the Court ordered that an evidentiary hearing be held in June 2011 to determine whether there is sufficient evidence to confirm or modify the Final Report of the Independent Inspector of Elections. As noted above, Consipio contends that the 3,950,000 collateral shares were not voted as directed by Consipio, which Consipio contends is inconsistent with the Court’s Order of October 21, 2010. As discussed below under “Appeal to Nevada Supreme Court,” this Order is currently being challenged by the Company in the Nevada Supreme Court. In order to comply with Nasdaq listing requirements requiring that a majority of the directors in office be independent, on January 28, 2011, the Court further ordered that the Company’s six member board create a vacancy for a seventh director and to fill the newly created vacancy with an independent director, to serve until the earlier of the 2011 Annual Meeting or until the Court is able to confirm the final election results for the November 2010 election.

On February 3, 2011, the Board of Directors voted to create a seat for a seventh director and to fill this vacancy by appointing Bernt Akander. His nomination was unanimously approved by all three independent directors and a majority of the six directors in office. Mr. Akander, who was a Company nominee for the Board of Directors at the 2010 Annual Meeting, has accepted the February 3 appointment. Accordingly, as of February 3, 2011, the Company’s Board of Directors was comprised of seven directors, four of whom were determined to be independent directors in accordance with the applicable Nasdaq listing rules. As previously reported, Mr. Akander resigned in May 2011; thus the vacancy created by the Court’s January 28, 2011 court order remains unfilled until a nominee who is an independent director is selected and approved by the Board of Directors.

On April 14, 2011, pursuant to a stipulation entered into by the Company and the plaintiffs in the Nevada Court proceeding and approved by the Court, the vote regarding the Company’s proposal to ratify the appointment of BDO Auditores, S.L. as the Company’s independent registered public accountants for the fiscal year ended December 31, 2010, was approved as final.

If the Nevada Court at any time in the future confirms either of the two director nominee slates presented at the November 2010 Annual Meeting, then at that time the Board of Directors is expected to be comprised of six directors, four of whom will be independent directors.

Appeal by the Company to the Nevada Supreme Court

As discussed above, on October 21, 2010, Consipio, Ilan Bunimovitz and the other plaintiffs in the Nevada Action obtained an Order from Judge Gonzalez requiring that the Company recognize the right of Consipio to vote the 5,600,000 collateral shares under the pledge agreement in favor of Consipio at the 2010 Annual Meeting. On December 3, 2010, the Company filed a Petition for Writ with the Nevada Supreme Court seeking an Order directing Judge Gonzalez to vacate her Order of October 21, 2010, on the basis that she did not have jurisdiction of this issue, and seeking a stay of the Order until the issue can be decided in the New York Action. The October 2010 Order required the Company to recognize the right of Consipio to vote the 5,600,000 collateral shares under the pledge agreement at the 2010 Annual Meeting of Shareholders.

In particular, the Company believes that Judge Gonzalez exceeded her authority by entering the Order, on the basis that (i) Slingsby Enterprises Ltd., the entity which pledged the collateral shares to Consipio, is not a party to the Nevada Action, and (ii) the Order is beyond the scope of the Complaint filed in the Nevada Action. On January 7, 2011, the Nevada Supreme Court agreed to hear the appeal and directed that the interested parties, including Consipio, file opposing papers. In February 2011 Consipio filed its opposition to the Company’s request for a Writ. The parties are awaiting the ruling of the Nevada Supreme Court.

Swedish Tax Authority Proceedings

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The Company is of the view that no permanent establishment is at hand in Sweden. However, the Administrative Court of Appeal has finally decided that a permanent establishment is at hand. In February 2009, the County Administrative Court reduced the assessment for the tax years 1995-1998 to a total amount of SEK 12,600,000 (approx. EUR 1.1 million) plus fines amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest. In November 2010, the Administrative Court of Appeal decided that the County Administrative Court’s decision should prevail. However, as a matter of fact, the tax claim on the Company has been extinguished according to Administrative Law. Due to the fact there is no longer any claim at stake, no amounts have been provided in the Company’s financial statements for this dispute.

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

	High	Low
Fiscal 2010:
First Quarter	$2.85	$1.55
Second Quarter	$3.05	$1.69
Third Quarter	$2.19	$1.33
Fourth Quarter	$1.91	$1.00

Fiscal 2009:
First Quarter	$3.87	$2.70
Second Quarter	$4.14	$1.68
Third Quarter	$2.76	$1.80
Fourth Quarter	$3.60	$1.75

On April 8, 2011, the last sales price reported on the NASDAQ Stock Market was $0.65. On September 23, 2010, there were approximately 1,668 beneficial owners of our common stock.

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

You should read this section together with the consolidated financial statements and the notes and the other financial data in this Report. The matters that we discuss in this section, with the exception of historical information, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties relate to factors such as: (1) the timing of the introduction of new products and services and the extent of their acceptance in the market; (2) our expectations of growth in demand for our products and services; (3) our ability to successfully implement expansion and acquisition plans; (4) the impact of expansion on our revenue, cost basis and margins; (5) our ability to respond to changing technology and market conditions; (6) the effects of regulatory developments and legal proceedings with respect to our business; (7) the impact on the Company and its investors from the outcome of legal proceedings discussed under Item 3 – Legal Proceedings; (8) the impact of exchange rate fluctuations; and (9) our ability to obtain additional financing. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of this Form 10-K.

Overview

We are an international provider and distributor of adult media content. We acquire or license content from independent studios, producers and directors and process these images into products suitable for popular media formats such as digital media content for Broadcasting, Mobile and Internet distribution, and print publications and DVDs. In addition to media content, we also generate additional sales through the licensing of our Private trademark to third parties.

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

The primary source of growth is expected to come from a significant increase in traffic to our online properties coupled with improved conversion and retention rates and a much more sophisticated approach to traffic management. We have rebuilt our signature property, private.com, and restructured our affiliate programs in all properties to compete aggressively for affiliate traffic. In addition to our technical systems, we have restructured our departments with resources highly skilled in affiliate traffic development and shifted our emphasis from account management towards sales. We have also developed solutions for critical new markets: gay, international, and mobile. Finally, we have increased our efforts to defend against piracy of our content and the propagation of pirated content. The combination of the breadth of our premium assets and the scope of our market reach give us a unique and very defensible position.

During 2010, the DVD market has continued to shrink, with sales for our physical products declining by 18%. However, the DVD business is by no means dead even in this competitive landscape. The content providers that manage to survive the current “clean out” will control the DVD market going forward.

With respect to broadcasting, Private is a leading adult content provider in Europe and Latin America. Private content is currently continuously broadcasted via 194 platforms in 42 countries. In addition to this we are providing content to leading Pay-TV operators. Our strategic partnerships prove to be solid and strong revenue generators and will continue to perform well.

Private’s mobile “on portal” revenues declined again in 2010. We are still the most distributed adult brand in the world and will monetize existing distribution as best as we can by going live with the few outstanding carriers and replacing non-performing content aggregators with new ones. During 2010 we have enabled smart phone users to browse, purchase and consume our library of content on all of our web properties and expect to generate substantial growth from this initiative going forward.

Through the acquisition of Gamelink and Sureflix, Private acquired a team of the most innovative and experienced developers in the adult industry who will lead a product development effort focused on a clear goal: increase qualified traffic to our web properties. There are three key strategies: opening our services to third parties to develop products on top of our platform; developing applications like Smart Phone & TV apps that give our content hooks into emerging markets and devices; and developing widgets that will merge the unique data analytics we have with our vast product offering and enable sites to easily leverage our catalog and transactional capabilities to their customers.

One Movie All Screens: the VOD landscape is an endless field of format proliferation. Consumers are forced to purchase the same movie in a variety of different formats at various price points in order to view it on different devices. Our goal is to provide our customers with the ability to watch any movie in our catalog on any screen available to them.

In addition to our online R&D efforts for traffic generation and improving conversion and retention rates, we will continue to explore the most effective way to enable customers to view our movies on all screens. The primary focus of our online R&D efforts will be on delivering content to the TV and enabling purchase and consumption on Smart Phones.

We generate revenues primarily through:

•	Internet e-commerce, subscriptions and licensing;

•	the broadcasting of movies through IPTV (Internet Protocol Television), cable, satellite and hotel television programming;

•	sales of DVDs and magazines;

•	sales of adult mobile content, B2B “on-portal” and B2C “off-portal” (wireless); and

•	content, brand name and trademark licensing.

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2008	2009	2010
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Internet	4,218	13,129	14,766
Broadcasting	5,805	4,491	3,859
DVDs & Magazines	7,687	3,843	3,151
Wireless	1,957	1,597	1,494

Total	19,667	23,061	23,270

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

Our primary expenses include:

•	web page development costs;

•	acquisition and licensing of content for our library of photographs and videos;

•	printing, processing and duplication costs; and

•	selling, general and administrative expenses.

We released 71, 72 and 87 proprietary video titles during 2010, 2009 and 2008, respectively. The releases include both new and archival material. We plan to release more than 50 proprietary video titles in 2011.

Over the years, our cost of sales has been fluctuating relative to net sales due to our use of new mediums for our products, such as the Internet, broadcasting and wireless. We also incur significant intangible expenses in connection with the amortization of our library of photographs and movies and capitalized development costs, which include the Internet. We amortize these tangible and intangible assets on a straight-line basis for periods of between three and five years.

Restructuring

During 2009 and 2010 we have faced several organizational challenges as a result of the acquisitions and integration of the online businesses GameLink and Sureflix into the group. Parallel with the integration, we have rebuilt our signature property, private.com, and restructured our affiliate programs in all properties to compete aggressively for affiliate traffic. In addition, we have restructured our departments with resources highly skilled in affiliate traffic development and shifted our emphasis from account management towards sales. We have also developed solutions for critical new markets: gay, international and mobile. Furthermore, as a response to decreased margins in the adult entertainment industry, we have reviewed, analyzed and continued to restructure the operations of the non-online part of the business in order to become more cost effective. All the aforementioned processes have had impact both in terms of lost sales and additional selling, general and administrative expenses. However, as part of these processes, during 2010 we have reduced our workforce by 34% from 168 to 112 employees and we expect to continue this process as we become more efficient and enjoy economies of scale from the aforementioned acquisitions. During 2011, we expect to benefit from the continued restructuring and reduce costs and increase sales as we implement and launch new initiatives, such as fully combining our Internet assets, outsourcing major parts of our non-online operations and aggressively marketing our new Internet platforms.

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

DVDs & Magazines (physical products) are sold both to wholesalers, on firm sale basis, and via national newsstand distributors, with the right to return. Our physical products are generally multi-lingual and the principal market is in Europe. Revenues from the sale of physical products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of physical products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of physical products under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned product. Distributors with the right to return are primarily national newsstand distributors. Most of our products are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of two months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals operating in each country. A majority of our national newsstand distributors are members of Distripress, the international organization for publishers and distributors, and carry out the distribution of the largest national and international newspapers and periodicals, including: Financial Times, Herald Tribune, Time, Newsweek, Vogue, etc. The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary from 50-80%. Percentages are reviewed on an on-going basis. Magazines have an approximate retail price of EUR 11.50 (USD 15.95) per copy and are printed on glossy high-quality paper at a cost of EUR 1.25 (USD 1.75). They are often shrink-wrapped in order to comply with local regulation or guidance for the sale of adult publications. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company has always collected the returns from newsstands in order to make them available for sale again. The Company operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned in order to be sold via an additional scheduled re-distribution. The retail price for products sold via re-distribution vary between EUR 14.95-19.95 (USD 20.75-27.70). Magazine returns not re-distributed as per above are sold on a firm sale basis to wholesalers as back numbers at a lower price than new issues. The Company has historically sold all returned copies at an average price higher than, or equal, to cost.

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

Other Intangible Assets represents the value attributable to: a) Customer base, which was acquired from two of the Company’s former distributors in the U.S. and in Canada in 2001 and 2003, respectively, (see Note 8). The amortization expense is calculated on a straight-line basis over 10 years for each acquisition, b) Broadcasting asset, which was acquired from International Film Production and Distribution Limited in 2003 (see Note 8). At the time of acquisition, the asset was deemed to have an indefinite life and is not subject to amortization, and c) Trade and Domain names, which were acquired from GameLink and Sureflix (see Note 8). At the time of acquisition, the assets were deemed to have an indefinite life and are not subject to amortization.

Goodwill and indefinite lived intangible assets are reviewed annually for impairment (or more frequently if indicators of impairment arise), see Note 8. Further separable intangible assets that are not deemed to have an indefinite life are amortized over their expected useful lives.

During 2008, 2009 and 2010, the we had impairment charges of EUR 293 thousand, EUR 884 thousand and EUR 1,562 thousand, respectively, and going forward additional impairment charges may occur, see Note 8.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value. In 2010, the Company had an impairment charge of EUR 548 thousand relating developed website technology, see Note 6. Going forward additional impairment charges may occur.

Inventories

Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories principally consist of DVD’s and magazines held for sale or resale. The inventory is written down to the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, write-downs may be required.

Results of Operations

2010 compared to 2009

Net sales. For the twelve months ended December 31, 2010, we had net sales of EUR 23.3 million compared to net sales of EUR 23.1 million for the twelve months ended December 31, 2009, an increase of EUR 0.2 million, or 1%. The increase was the result of increased Internet sales offset by decreases in sales of DVD & Magazines, broadcasting and wireless. Internet sales increased EUR 1.6 million to EUR 14.8 million, which represents an increase of 12% compared to the same period last year. The increase in Internet sales was the result of our acquisitions last year. Discounting EUR 3.4 million in impact from acquisitions, Internet Sales decreased EUR 1.8 million as a result of the rebuilding of our website private.com. Broadcasting sales decreased EUR 0.6 million, or 14%, to EUR 3.9 million. Wireless sales in the period decreased EUR 0.1 million, or 6%, to EUR 1.5 million as a result of a reduced share in the consumer spend provided to aggregators and content providers by telecom operators in general in this business. DVD & Magazine sales decreased EUR 0.7 million, or 18%, to EUR 3.2 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below).

Net sales in general were affected by changes in exchange rates. The annual average U.S. dollar exchange rate for the fiscal year 2010 compared to 2009 increased 4.2% which increased all our sales, cost and expenses denominated in U.S. dollars by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from year to year. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euro using the average exchange rate for the fiscal year. The balance sheet is translated at the year-end exchange rate.

Overall, net sales and margins were affected by the impact of free adult content on the Internet. Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 16.8 million for the twelve months ended December 31, 2010 compared to EUR 16.9 million for the twelve months ended December 31, 2009, a decrease of EUR 0.1 million. Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 9.6 million for the twelve months ended December 31, 2010 compared to EUR 7.3 million for the twelve months ended December 31, 2009. Internet cost as a percentage of related sales in the period was 65% compared to 55% in the same period last year. The increase of EUR 2.4 million was primarily the result of the acquisition of our acquisitions last year which contributed EUR 2.6 million. In addition, we rebuilt our private.com membership site and as a result of this we incurred accelerated amortization of EUR 0.4 million of the old site which was decommissioned in May 2010. Finally, developed website technology was charged with impairment of EUR 0.5 million. Discounting the effects of acquisitions, accelerated amortization and impairment, Internet cost would have decreased by EUR 1.1 million. Broadcasting and wireless cost was EUR 0.3 million for the twelve months ended December 31, 2010 compared to EUR 0.6 million for the twelve months ended December 31, 2009. Broadcasting and wireless cost as a percentage of related sales in the period was 6% compared to 10% in the same period last year. Printing, processing and duplication cost was EUR 1.8 million for the twelve months ended December 31, 2010 compared to EUR 3.1 million for the twelve months ended December 31, 2009, a decrease of EUR 1.3 million, or 43%. The decrease was a reflection of the decrease in sales and the absence of write-down of magazine inventory which took place in 2009. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 57% for the twelve months ended December 31, 2010 compared to 81% in the same period last year. Amortization of library was EUR 5.1 million for the twelve months ended December 31, 2010 compared to EUR 5.8 million for the twelve months ended December 31, 2009, which represents a decrease of EUR 0.7 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the twelve months ended December 31, 2010, we realized a gross profit of EUR 6.4 million, or 28% of net sales compared to EUR 6.2 million, or 27% of net sales for the twelve months ended December 31, 2009.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 13.1 million for the twelve months ended December 31, 2010 compared to EUR 23.9 million for the twelve months ended December 31, 2009, a decrease of EUR 10.8 million, or 45%. Adjusting the difference for indemnification expense of EUR 0.5 million, impact from last year’s acquisitions of EUR 1.8 million offset by the absence of EUR 9.5 million of non-recurring expenses in 2009 made up of: provision against related party receivable of EUR 7.3 million, investment write-off of EUR 1.0 million, expense related to closing down subsidiary of EUR 0.6 million and acquisition related expenses of EUR 0.6 million, we reduced selling, general and administrative expenses by EUR 3.6 million as a result of our restructuring program, see Restructuring above for additional discussion.

Considering indications during the three month period ending December 31, 2010, we expect to continue to reduce our selling, general and administrative expenses in 2011, significantly.

Impairment of goodwill and other intangible assets. During the twelve month period ended December 31, 2010, we recorded impairment charges of EUR 1.6 million compared to EUR 0.9 million for the twelve months ended December 31, 2009. Impairment charges in 2010 consisted of EUR 1.5 million and EUR 0.1 million related to our newly acquired eCommerce business in USA and our video distribution company in the Benelux countries, respectively. Impairment charge in 2009 related to our video distribution company in the Benelux countries,

Change in fair value of contingent consideration payable. During the twelve month period ended December 31, 2010, we recorded a EUR 4.2 million gain from change in fair value of contingent consideration payable as a result of the performance of GameLink and Sureflix. The two recently acquired companies have not reached the earnout targets set for 2009 and 2010 and the fair value was adjusted accordingly.

Operating loss. We reported an operating loss of EUR 4.1 million for the twelve months ended December 31, 2010 compared to an operating loss of EUR 18.6 million for the twelve months ended December 31, 2009. The decrease of EUR 14.5 million in operating loss was the result of the increase in gross profit, the reduction in selling, general and administrative expenses and gain from change in fair value of contingent consideration payable offset by impairment charges.

Interest expense. We reported interest expense of EUR 0.3 million for the twelve months ended December 31, 2010, compared to EUR 0.4 million for the twelve months ended December 31, 2009.

Income tax expense/benefit. We reported an income tax expense of EUR 0.1 million for the twelve months ended December 31, 2010, compared to an income tax expense of EUR 1.7 million for the twelve months ended December 31, 2009. The income tax expense/benefit recorded for both 2010 and 2009 were deferred.

Net loss. We reported a loss of EUR 4.3 million for the twelve months ended December 31, 2010, compared to EUR 20.5 million for the twelve months ended December 31, 2009. The decrease of EUR 16.2 million was primarily the result of decreased operating loss and deferred tax.

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

Cost of Sales. Our cost of sales was EUR 16.9 million for the twelve months ended December 31, 2009 compared to EUR 13.5 million for the twelve months ended December 31, 2008, an increase of EUR 3.4 million, or 25%.Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 7.3 million for the twelve months ended December 31, 2009 compared to EUR 1.2 million for the twelve months ended December 31, 2008. Internet cost as a percentage of related sales in the period was 55% compared to 28% in the same period last year. The increase of EUR 6.1 million was primarily the result of the acquisition of GameLink and Sureflix which contributed EUR 5.4 million. In addition, we are rebuilding our private.com membership site and as a result of this we have incurred increased costs, including accelerated amortization of EUR 0.2 million of the old site which is being decommissioned in May 2010. Broadcasting and wireless cost was EUR 0.6 million for the twelve months ended December 31, 2009 compared to EUR 0.6 million for the twelve months ended December 31, 2008. Broadcasting and wireless cost as a percentage of related sales in the period was 10% compared to 8% in the same period last year. Printing, processing and duplication cost was EUR 3.1 million for the twelve months ended December 31, 2009 compared to EUR 5.4 million for the twelve months ended December 31, 2008, a decrease of EUR 2.3 million, or 42%. The decrease was primarily a reflection of the decrease in sales offset by the write-down of our magazine inventory by 50%. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 81% for the twelve months ended December 31, 2009 compared to 70% in the same period last year. Amortization of library was EUR 5.8 million for the twelve months ended December 31, 2009 compared to EUR 6.3 million for the twelve months ended December 31, 2008, which represents a decrease of EUR 0.5 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

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

We reported a working capital deficit of EUR 1.1 million at December 31, 2010, a decrease of EUR 2.4 million compared to the year ended December 31, 2009. The reduction in working capital is attributable to a decrease in current assets and an increase in current liabilities.

Operating Activities

Net cash provided by our operating activities was EUR 4.7 million for 2010 compared to EUR 3.3 million for 2009, and was primarily the result of net loss, as adjusted for non-cash transactions. We adjusted our net loss of EUR 4.3 million to reconcile it to net cash flows from operating activities. Adjustments included (1) deferred income taxes EUR 0.3 million, (2) depreciation of EUR 0.7 million, (3) gain from change in fair value of contingent consideration payable of EUR 4.2 million, (4) bad debt provision of EUR 0.7 million, (5) impairment of goodwill and other intangible assets of EUR 1.6 million, (6) amortization of other intangible assets of EUR 0.1 million, (7) amortization of web pages of EUR 3.4 million and (8) amortization of photographs and videos of EUR 5.1 million, providing a total of EUR 11.6 million which was offset by deferred income taxes EUR 0.3 million and gain from change in fair value of contingent consideration payable of EUR 4.2 million, which resulted in an adjusted income of EUR 2.8 million. Changes in operating assets and liabilities added EUR 1.9 million net through trade accounts receivable, inventories, prepaid expenses and other current assets, income taxes payable and accrued other liabilities totaling EUR 2.0 million, offset by EUR 0.1 million from accounts payable trade. The increase in cash provided by operating activities for 2010 compared to 2009 is primarily the result of net loss, as adjusted for non-cash transactions.

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

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2010 was EUR 3.5 million. The investing activities were investment in library of photographs and videos of EUR 1.8 million, which were carried out in order to maintain the 2010 and 2011 release schedules for videos and capital expenditure of EUR 1.8 million. Capital expenditures is primarily related to investment in our websites. The decrease of EUR 0.4 million over the comparable twelve-month 2009 period is principally due to decreased investment in library of photographs and videos, offset by increased investment in our websites.

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

Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2010 was EUR 0.2 million, represented primarily by net reductions in borrowings, see Note 10. Borrowings, in the consolidated financial statements for further information.

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

Liquidity

In each of the past three years we have experienced losses from operations. At December 31, 2010, we had cash and cash equivalents of EUR 370,000 and a working capital deficit of EUR 1,102,000. As a result, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and has modified its report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We currently expect future growth and to return to profitability provided we are successful with the following objectives:

•

the continued rollout and successful marketing of our Internet platforms, including: a) our newly built signature property and membership platform private.com, b) our cutting edge mobile platforms for Smart Phones and c) our multinational eCommerce VOD platform;

•	the successful marketing of our affiliate programs for all our properties to compete aggressively for, and attract, affiliate traffic;

•	continuing the rollout of our content on cable and IPTV video-on demand platforms;

•	completing the integration of businesses acquired in 2009;

•	consolidating and restructuring our operations into an efficient new media business;

•	outsourcing of non-cost effective parts of our operations; and

•	identifying and exploring new online business opportunities which are less dependent on content.

If we are not successful in implementing the above objectives, or if we otherwise do not successfully respond to changing conditions in the adult entertainment industry, we may continue to incur significant losses. There can be no assurance that we will be able to operate profitably in the future.

Although we expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months, we may need to raise additional funds to support more rapid growth or respond to unanticipated requirements. In this regard, we are presently engaged in litigation in New York state court with a third party lender regarding our obligations under a promissory note. An adverse outcome in this dispute would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. In addition, this lender has recently filed an application with the New York court seeking an order attaching assets of the Company as security for the promissory note, which if granted may make it more difficult to obtain bank financing. For additional information regarding this litigation, see Item 3 – “Legal Proceedings.” Also see Note 10 to the consolidated financial statements under “Other Debt” for additional information regarding this obligation.

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

Outlook

During 2009 and 2010, We have developed Internet solutions for critical new markets: gay, international and mobile. Furthermore, as a response to decreased margins in the adult entertainment industry, we have reviewed, analyzed and continued to restructure the operations of the non-online part of the business in order to become more cost effective. Last year’s acquisitions of GameLink and Sureflix have also presented a challenge in terms of integration. All the aforementioned processes have had impact both in terms of lost sales and additional selling, general and administrative expenses. However, as part of these processes, during 2010 we have reduced our workforce by 34% from 168 to 112 employees and we expect to continue this process as we become more efficient and enjoy economies of scale from the aforementioned acquisitions. During 2011, we will start benefiting from the restructuring and reduce costs while increasing sales as we implement, launch and market new initiatives.

As part of our digital strategy, we have established that the combination of Private with major online retailers and accomplished platform developers is the approach to achieving our goals in the rapidly changing business landscape. The combined content assets of Private and core competencies of GameLink and Sureflix offer a compelling new business model. We will be expanding our joint Internet strategies globally with additional formats and applications to be launched in 2011. Currently we are reformatting and migrating all content on the GameLink VOD platform to a Content Delivery Network (CDN) and we expect this to enhance the user experience substantially and therefore improve both conversion and retention rates in general, but particularly in eastern North America and in Europe. This is a paramount initiative which is expected to increase sales significantly and also make it possible to expand our cooperation with affiliates worldwide. In addition, this initiative is crucial for the development and distribution of apps which will enable consumer access from the growing market of SMART TVs. The completion of the CDN initiative is expected to take place in the second half of 2011. In addition, during 2011 we will continue to aggressively market our recently launched cutting-edge Internet assets discussed below.

In May 2010, we launched our new private.com membership platform which we have been building since mid 2009. The new platform features a number of proprietary sites and it is also available as a white label5 version, which we expect will attract adult content providers and affiliates worldwide. In addition, the new platform has been built to be substantially less labor intensive to operate compared to the previous one. The new platform has already proved to have improved conversion rates and during the second half of 2010 the new membership pay-site attracted 73% more unique visitors compared to the previous one in the same period in 2009.

In April 2010, GameLink, launched a proprietary mobile solution enabling users to instantly stream over 15,000 movies. The platform is available to Smart Phones at the url: www.gamelink.com. The mobile Internet platform allows consumers to purchase and consume content instantly. All content is available for future viewing in the customer’s virtual media center, stored in the company’s “cloud”. The platform has been optimized to work with Apple devices including the iPhone, iPod, the iPad as well as Android devices. Furthermore, in 2010, Apple’s OS upgrade to iOS4.3 for iPhones, iPads and iPod touches made it possible to watch GameLink’s mobile library on Apple TV by allowing users to redirect content streaming from those devices to their Apple TV. In addition to streaming, consumers can choose to download their movies or purchase DVDs and novelties from the globally accessible platform. A white label version of the mobile platform is available and is being marketed to adult studios and affiliates worldwide. Our objective is to become the main provider of an off-portal mobile platform solution to all major content providers in our industry. In contrast to Private’s existing mobile content business, which is based on an on-portal model going through content aggregators and carriers, this new business is off-portal and provides substantially improved margins as content is sold directly by ourselves to the consumer. Our weekly sales for the GameLink VOD mobile solution has been steadily increasing since its launch and current weekly sales represents a USD 1.0 million twelve-month run rate. In August 2010, Sureflix introduced mobile VOD on its existing platform for its Maleflixxx network of hundreds of sites. The new mobile platform, Maleflixxx Mobile, allows consumers to view gay content on all mobile devices, including the iPad, iPod Touch, iPhone and Android handsets. Furthermore, in Q4, 2010, we released a number of Smart Phone apps with an end to increase traffic to our mobile assets. With the Smart Phone market growing rapidly6, we expect to generate substantial growth from our mobile VOD initiatives going forward.

With respect to broadcasting, Private content is currently broadcasted via 194 platforms in 42 countries. We are continuing to implement our media growth strategy across all delivery systems, including: DTT, satellite, cable and IPTV. While European broadband users are signing up for IPTV services in the hundreds of thousands each month, making Europe the biggest and fastest growing IPTV region in the world, we have successfully implemented part of our new media strategy and contracted for supplying content for TVOD7 services to a total of 26 major platform operators in 18 countries in the region. During 2010 the European IPTV market grew by 25% to 20.7 million IPTV subscribers8 and by the end of the year we had more than 75% market coverage. France remains the “world champion” IPTV country with 10.3 million subscribers and we cover 100% of this market. In relation to Private branded TV channels carrying our content in Europe and Latin America, our partners Playboy TV International and Playboy TV Latin America continue to improve distribution. In 2010, the Private Spice agreement with Playboy TV International was renewed for another five years. The channel is receivable in all of Europe and it currently has distribution in 22 countries via 101 cable, satellite, DTT and IPTV platforms. During the past twelve months, Playboy TV Latin America continued to increase the distribution of the Private Channel. The channel is receivable in all of Latin America and it currently has distribution in 19 countries via 63 cable, satellite and IPTV platforms and reaches 38 million platform subscribers.

5	A white label product or service is a product or service produced by one company (the producer) that other companies (the marketers) rebrand to make it appear as if they made it.
6	According to Parks Associates report of March, 2010, “Smart Phone: King of Convergence”: the number of Smart Phone users is expected to quadruple, exceeding 1 billion worldwide by 2014.
7	True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.
8	According to Point Topic’s report of March, 2011, “IPTV Q4 2010 Short Report”.

Private’s mobile “on portal” revenues declined again in 2010. We are still the most distributed adult brand in the world and will monetize existing distribution as best as we can by going live with the few outstanding carriers and replacing non-performing content aggregators with new ones. During 2010, the distribution of Private content continued to increase and by the end of the year it was available to 1.5 billion handsets via 114 mobile network operators in 37 countries. The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. Furthermore, Mobile TV, increased penetration of Smart Phones and the implementation of age verification systems offer additional growth potential with both current and future operators in 2011 and beyond9.

During 2010, the DVD market has continued to shrink, with sales for our physical products declining by 18%. However, the DVD business is by no means dead even in this competitive landscape. The content providers that manage to survive the current “clean out” will control the DVD market going forward.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

9	Juniper Research estimates in its 2010 study ‘Mobile Adult Strategies: Downloads, Video Chat, Apps & Messaging 2010-2015.’ that global revenues from all mobile adult services will rise from $1.7 billion in 2009 to $2.8 billion by 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Identification of Directors, Executive Officers and Key Employees

The following table sets forth all of the current directors, executive officers and key employees of Private Media Group, Inc., their age and the office they hold with Private Media Group or a subsidiary. Executive officers and employees serve at the discretion of the Board of Directors. All directors hold office until the earlier of (1) the confirmation of the Final Report of the Inspector of Elections for the 2010 Annual Meeting of Shareholders, or (2) 2011Annual Meeting of Shareholders. For information regarding the status of the Final Report of the Inspector of Elections for the 2010 Annual Meeting of Shareholders, see “Litigation Regarding Election Results for 2010 Annual Meeting of Shareholders” appearing in Item 3 of this report.

Name	Age	Position With the Company or Subsidiary
Directors
Berth H. Milton	55	Chairman of the Board, Chief Executive Officer, and President
Bo Rodebrant	58	Director
Peter Dixinger	43	Director
Jan Jensen	57	Director
Ilan Bunimovitz	55	Director
Eric Johnson	45 0	Director; President and CEO of Entruphema, Inc.

Other Executive Officers and Key Employees
Johan Gillborg	44 9	Secretary and Chief Financial Officer, Private Media Group, Inc.; Administrator, Milcap Media Group

The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers or key employees of Private Media Group, Inc.:

Berth H. Milton was appointed to the Board of Directors of the Company in February 1998 and was the Corporate Secretary from June 1998 until February 1999. In February 1999 Mr. Milton was appointed Chairman of the Board and Chief Executive Officer of Private, and served as Chief Executive Officer until May 2002. In November 2003 Mr. Milton was reappointed President and Chief Executive Officer of the Company and remained as Chief Executive Officer until April 2009. Mr. Milton was reappointed as Chief Executive Officer in July 2010. Mr. Milton was Administrator of Milcap Media Group from its inception until June 2000 and has been acting as an advisor to the Milcap Group since 1991. Mr. Milton is also active in several international industry and real estate projects and developments. Mr. Milton brings to the Board the highest level of business knowledge and experience in the adult entertainment industry in general, and the Company’s operations in particular. This extensive knowledge and experience makes Mr. Milton an extremely valuable experience, both as a visionary in the adult entertainment market generally, and in pursuing commercial ventures which are complementary to the Company’s core businesses.

Bo Rodebrant was appointed as a Director of Private Media Group, Inc. in August 1998. Mr. Rodebrant has operated his own accountancy and management consulting services, R&S Ekonomiservice, since 1986. Prior to that time he co-founded an ice cream business, Hemglass, which was the largest of its kind in Stockholm, Sweden. The business was sold by Mr. Rodebrant in 1986. Mr. Rodebrant holds a degree in construction engineering which he received in 1974. Mr. Rodebrandt brings to the Board a strong background and experience in both accounting and management consulting. This background and experience has made him a valuable resource in evaluating business opportunities and addressing accounting issues. Also, his many years of experience on the Board as an outside director provide a unique perspective to the Board.

Peter Dixinger was appointed to the Board of Directors in June 2010. Mr. Dixinger operated his own company, Finanshuset, in Sweden from 2002 to 2010 until its sale to a third party. Mr. Dixinger has continued as an employee of Finanshuset following its sale. The company acts as a licensed independent financial advisor to companies, trusts and high net-worth individuals. Prior to 2002, Mr. Dixinger was a CEO and Board member in the same field of business. Mr. Dixinger holds a Bachelor’s Degree in Finance from the University of Stockholm. Mr. Dixinger has extensive background and experience in the areas of investment advice and asset management. These attributes allow Mr. Dixinger to contribute to the Board of Directors a solid understanding in business and financial strategy.

Jan Jensen was appointed as a Director of Private in November 2010. Mr. Jensen has operated his own construction and real estate consultancy business, Jenbo AB, in Sweden, since 2008. Prior to this time, Mr. Jensen operated his own agency and retail business, Respira AB, in the fashion industry in Scandinavia for more than 20 years. His business represented several well-known brands such as: Geox, Benetton and Sisley, Jean Franco Ferré, Jean Paul Gaultier Junior and Katherine Hamnett. As the exclusive representative for Benetton and Sisley in Sweden and Finland, Mr. Jensen launched 90 Benetton shops during the period 1985 to 1989. Mr. Jensen was also an active board member and shareholder in Hard Rock Café, Sweden, between 1985 and 1995, and has been a shareholder and board member in several other companies, industry associations and societies. Mr. Jensen’s strong understanding of retail and marketing allows him to offer valuable insight to our Board on operational matters and strategic planning. His experience as a director of other companies also contributes to the Board’s ability to address corporate governance matters.

Ilan Bunimovitz was appointed to the Board of Directors in March 2009 pursuant to his Employment Agreement with Private entered into in January 2009 in connection with the acquisition of Game Link LLC and its affiliate, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was appointed as Executive Vice President of the Company’s Online Media Division in January 2009. In April 2009, he was also appointed as Chief Executive Officer of the Company. In July 2010 Mr. Bunimovitz was terminated as CEO of Private. Mr. Bunimovitz was the founder, chief executive officer and co-owner of Game Link LLC prior to its acquisition by the Company, which he operated since its founding in 1993. Since 2011 Mr. Bunimovitz has been an Investment Banker with Ackrell Capital, Inc., a member of FINRA. Mr. Bunimovitz holds a Bachelor’s Degree in Psychology from Bar-Ilan University, Israel.

Eric Johnson was appointed to the Board of Directors in December 2009 pursuant to his Employment Agreement with Private entered into in October 2009 in connection with the acquisition of Sureflix Digital Distribution Inc. and Sureflix Digital Logistics Inc., companies engaged in the business of digital distribution of premium gay adult content. Mr. Johnson serves as the President and CEO of Entruphema, Inc., a subsidiary of Private which operates the business of the Sureflix companies. Mr. Johnson has served as President, CEO and CFO for the Sureflix group of companies since 2003. Mr. Johnson holds the designations of Chartered Accountant in Canada and C.P.A. in the United States and is a graduate of the University of Toronto where he earned his Bachelor of Commerce Degree. Mr. Johnson’s extensive experience in planning and managing on-line adult content is a valuable asset to the Board in matters involving strategic planning. His accounting experience also allows him to contribute to addressing accounting issues.

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

Certain Relationships

Effective March 1, 2009, the Company appointed Ilan Bunimovitz as a director to fill the newly created vacancy on the Board. Mr. Bunimovitz was appointed as a director pursuant to his Employment Agreement with the Company and Game Link LLC, a subsidiary of the Company, entered into on January 20, 2009.Under the terms of the Employment Agreement the Company agreed to appoint Mr. Bunimovitz to its Board by March 1, 2009, and to nominate him to continue to serve as a director in 2009, 2010 and 2011 until such time as he ceases to be employed by the Company. The Employment Agreement was entered into in connection with the acquisition of Game Link LLC and its affiliate by the Company on January 20, 2009, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Under a separate agreement entered into in connection with the acquisition of Game Link, Berth Milton agreed to vote Private shares beneficially owned by him in favor of Mr. Bunimovitz’s election to the Board of Directors in 2009, 2010 and 2011, so long as he continues to be employed by the Company. Effective July 2010 Mr. Bunimovitz ceased to be employed by the Company. Accordingly, Mr. Bunimovitz was not nominated by the Company to serve as a director in connection with the 2010 Annual Meeting of Shareholders held on November 18, 2010.

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

Audit Committee

We maintain an Audit Committee in accordance with applicable SEC and Nasdaq rules. The Audit Committee is currently comprised of Peter Dixinger, Bo Rodebrandt and Jan Jensen. All of the members of the Audit Committee are “independent” as defined in applicable Nasdaq listing requirements and SEC regulations, and each of them is able to read and understand fundamental financial statements. The Board has determined that Peter Dixinger is an “audit committee financial expert” as defined under applicable SEC regulations. The Audit Committee reviews and recommends to the Board, as it deems necessary, the internal accounting and financial controls for the Company and the accounting principles and auditing practices and procedures to be employed in preparation and review of financial statements of the Company. The Audit Committee makes recommendations to the Board concerning the engagement of independent public accountants and the scope of the audit to be undertaken by such accountants. The Audit Committee has adopted a written Audit Committee Charter.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to Private covering its 2010 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of Private’s officers and directors complied with the reporting requirements under Section 16(a) for the 2010 fiscal year, except as follows: Jan Jensen and Peter Dixinger failed to file a single Form 3 upon being appointed a director of Private in 2010; Eric Johnson failed to file two Form 4’s reporting the acquisition of an aggregate of 120,000 shares of common stock.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to (i) our two Chief Executive Officers serving during in such capacity during any part of 2010, and (ii) the other most highly compensated executive officer who was serving as an executive officer at the end of 2010 who earned compensation in excess of $100,000 in 2010, in each case for services rendered in all capacities to Private Media Group for the two fiscal years ended December 31, 2009, and December 31, 2010. No other executive officer earned compensation in excess of $100,000 in 2010.

2010 Summary Compensation Table

Name and Principal Position During Fiscal 2010	Fiscal Year	Salary ($)(1)	All Other Compensation ($)(1)		Total ($)(1)
Berth H. Milton, President, CEO,(2)(3)	2010	415,000	26,000	(4)	441,000
Director and Chairman of the Board	2009	625,000	58,000	(4)	683,000
Ilan Bunimovitz, CEO, Director, (5)	2010	196,000	22,000	(6)	218,000
Executive Vice President Online Media Division,	2009	279,000	30,000	(6)	309,000
Private Media Group, Inc.; President, GameLink LLC;
President, eLine LLC
Johan Gillborg (7)	2010	197,000	—		197,000
Chief Financial Officer and Secretary, Private Media	2009	206,000	—		206,000
Group, Inc.;

(1)	Salary amounts received in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Mr. Milton served as CEO until April 2009, at which time he was appointed as President. Mr. Milton was reappointed as CEO in July 2010. The Table includes compensation received by Mr. Milton in all capacities in 2009 and 2010.
(3)	Salary received in non-US currency, 311,000 euro in 2010 and 450,000 euro in 2009. As the salary paid to Mr. Milton for 2009 was not approved by the other directors in 2009, in January 2010 the Board of Directors directed that three independent directors, acting as the Compensation Committee, determine and recommend to the Board of Directors an appropriate level of compensation for Mr. Milton for 2009 and 2010.In March 2010 the Board of Directors reduced Mr. Milton’s 2009 salary to $432,000 (311,000 euro).The Board determined that the remaining $193,000 (139,000 euro) received by Mr. Milton as salary in 2009 would be retained by Mr. Milton as a retention bonus provided he remains with the Company through December 31, 2011. For additional information, see “Compensatory Arrangements for Berth H. Milton” below.
(4)	Comprises amounts paid by the Company for security, local transportation and legal expenses relating to a tax proceeding in Sweden, which may be deemed to be “Other Compensation” under applicable SEC rules. The Company furnished security and local transportation for Mr. Milton and his immediate family in 2010 and 2009, in the amounts of $8,000 and $25,000, respectively. The amounts in the Table for security and local transportation represent the non-business portion of such benefits, valued at the incremental cost to the Company. The Company also paid approximately $18,000 and $33,000 in legal fees for Mr. Milton’s account in 2010 and 2009, respectively.
(5)	Mr. Bunimovitz was appointed as Executive Vice President of the Company’s Online Media Division on January 20, 2009. In April 2009 he was also appointed as Chief Executive Officer of the Company. Mr. Bunimovitz was terminated as an officer in July 2010. Table includes compensation received by Mr. Bunimovitz in all capacities in 2009 and 2010.
(6)	Under Mr. Bunimovitz’s employment agreement he received a $1,500 per month non-accountable car allowance during the time he served as an officer. He also received health insurance coverage at an amount of $16,000 in 2009 and $12,000 in 2010 under an executive plan which is available generally to Company employees. The Company also provided 401(k) matching at an amount of $2,400 and $4,000 in 2010 and 2009. The amount in the table represents the non-business portion of the car allowance and the dollar amount of premiums paid by the Company for Mr. Bunimovitz’s health insurance.
(7)	Salary received in non-US currency, 148,000 euro in 2010 and 148,000 euro in 2009.

No bonuses or stock awards were granted to any of the named executive officers in 2009 or 2010 other than the retention bonus for Mr. Milton described in Note 3 above and in the section below entitled “Compensatory Arrangements for Berth H. Milton.”

Compensatory Arrangements for Berth H. Milton

During the fiscal year ended December 31, 2009, Berth H. Milton received cash compensation totaling EUR 450,000 for services rendered to the Company during 2009 as Chairman, President and Chief Executive Officer (In 2009 Mr. Milton served as CEO of the Company until April 2009). As the amounts paid to Mr. Milton as compensation for 2009 were not approved by the other directors in 2009, in January 2010 the Board of Directors directed that three independent directors, acting as the Compensation Committee, determine and recommend to the Board of Directors an appropriate level of compensation for Mr. Milton for 2009 and 2010.

In March 2010, based in part upon information provided by Mercer Consulting S.L., a large independent international compensation consultancy firm retained by the Compensation Committee, the Compensation Committee recommended a compensation proposal for Berth Milton for 2009 and 2010, which was approved by the Board of Directors on March 5, 2010. Following is a description of the compensation proposal for Mr. Milton for 2009 and 2010, approved by the Board of Directors.

2009 Compensation – Mr. Milton was entitled to a salary of EUR 311,000 for 2009. The remaining EUR 139,000 received by Mr. Milton in 2009 would be retained by Mr. Milton as a retention bonus (“Retention Bonus”). Mr. Milton is required to return the EUR 139,000 Retention Bonus to the Company if he does not remain with the Company through December 31, 2011.

2010 Compensation – Mr. Milton was entitled to receive a salary of EUR 311,000, and was entitled to a performance bonus of up to 50% of his 2010 base salary (EUR 155,500) as follows:

•

Mr. Milton was eligible to receive a bonus of up to 32.5% of his 2010 base salary, if the share price of the Company’s Common Stock at the end of 2010 was greater than $3.00, pro rata based upon the amount increase of the share price over $3.00, with the maximum amount (32.5%) earned if the share price equals or exceeds $6.00.

•	Mr. Milton was eligible to receive a bonus of up to 17.5% of his 2010 base salary based upon certain corporate projects completed by Mr. Milton in 2010.

No portion of the performance bonus was earned for 2010.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year Bo Rodebrandt, Daniel Sánchez and Johan Carlberg, none of whom are officers, former officers or employees of the Company, acted as the Compensation Committee. During the last fiscal year, none of our executive officers served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Grants of Plan-Based Awards in the Last Fiscal Year

There were no plan-based awards granted to the individuals named in the Summary Compensation Table above for the year ended December 31, 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

No stock options, stock awards or equity incentive plan awards were issued in 2010 or were outstanding at the end of 2010 for the individuals named in the Summary Compensation Table.

Option Exercises and Stock Vesting During 2010

No stock options were exercised during 2010 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2010.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

We generally do not enter into long-term employment agreements with our executive officers. We generally do not enter into severance agreements or similar agreements providing for payments upon termination of employment or change-in-control. Such agreements, when entered into, are negotiated on a case-by-case basis.We have not entered into any employment agreements or severance agreements with the named executive officers other than Ilan Bunimovitz.

Ilan Bunimovitz was appointed as a director in March 2009 pursuant to his Employment Agreement with the Company and Game Link LLC, a subsidiary of the Company, entered into on January 20, 2009. The Employment Agreement was entered into in connection with the acquisition of Game Link LLC and eLine LLC by the Company on January 20, 2009, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. The Employment Agreement provided for Mr. Bunimovitz to serve as Executive Vice President of the consolidated Internet and Internet-related business conducted by the Company and its subsidiaries for a period of three years, subject to earlier termination by either party under specified circumstances. Under the terms of the Employment Agreement the Company agreed to appoint Mr. Bunimovitz to its Board by March 1, 2009, and to nominate him to continue to serve as a director in 2009, 2010 and 2011 until such time as he ceased to be employed by the Company. The Employment Agreement provided for Mr. Bunimovitz to receive an annual base salary of $281,828, $271,070 and $302,648 in the first, second and third years of the employment term. He was also entitled to receive stock options on the same terms as stock options granted to Berth Milton, the Company’s Chairman, President and principal shareholder, during the term of the Employment Agreement, in an amount proportionate to the relative stock ownership as between Mr. Bunimovitz and Mr. Milton. If the Company terminated Mr. Bunimovitz’s employment during the term of the Employment Agreement other than for “cause,” or if Mr. Bunimovitz terminated his employment with the Company for “good reason,” then Mr. Bunimovitz would be entitled to continue to receive his monthly base salary for the remaining period of the three year term. In April 2009 Mr. Bunimovitz was also appointed as the Company’s Chief Executive Officer, and his Employment Agreement was modified to provide for an annual base salary in each of the three years of his employment term of $295,000 per year. Mr. Bunimovitz’s Employment Agreement also provided for a non-accountable monthly car allowance of $1,500 per month and health insurance benefits equivalent to benefits afforded to other executive officers of the Company. On July 19, 2010, Ilan Bunimovitz was terminated as Chief Executive Officer for “cause” (as defined in the Employment Agreement). Mr. Bunimovitz is contesting his termination for “cause” in a private arbitration proceeding pursuant to the terms of his Employment Agreement.

Director Compensation During 2010

The following table summarizes all compensation paid to our non-employee directors during 2010.

2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)(1)
Bo Rodebrant	29,333	—	—	—	—	29,333
Lluis Torralba	—	—	—	—	—	—
Johan G. Carlberg (3)	17,333	—	—	—	—	17,333
Daniel Sánchez (4)	29,333	—	—	—	—	29,333
Peter Dixinger (5)	5,333	—	—	—	—	5,333
Jan Jensen	—	—	—	—	—	—

(1)	Fee earned in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 18 to the financial statements included elsewhere in this Annual Report.
(3)	The director earned 13,000 euro in non-US currency and, as of December 31, 2010, the director had 3,000 options outstanding.
(4)	The director earned 22,000 euro in non-US currency and, as of December 31, 2010, the director had 6,668 options outstanding.
(5)	The director earned 4,000 euro in non-US currency [and, as of December 31, 2010, the director had no options outstanding.

Our Board of Directors may, at its discretion, compensate directors for attending board and committee meetings and reimburse the directors for out-of-pocket expenses incurred in connection with attending such meetings.

We have agreed to pay our independent directors a fee of EUR 1,000, for each board and committee meeting attended. With respect to Bo Rodebrant, we have agreed to pay a fee of EUR 1,000, for each committee meeting attended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information as of April 8, 2011, regarding the beneficial ownership of our common stock by:

•	each of our directors and executive officers individually,

•	all persons known by us to be beneficial owners of five percent or more of our common stock, and

•	all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes below, based upon information known to the Company, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned.

Name and Address	Number of Shares Beneficially Owned (1)		Percent Beneficially Owned (1)
Berth H. Milton (2)	9,059,840	(3)	43.5%
Consipio Holding BV	5,600,000	(4)	26.9%
RS Platou Markets AS	2,929,672	(5)	14.1%
Tisbury Services Inc.	2,781,029	(6)	13.4%
Abacus (Nominees) Limited	2,781,029	(6)	13.4%
Ilan Bunimovitz (7)	1,875,951		9.0%
Eric Johnson (2)	130,000		*
Johan Gillborg (2)	35,000		*
Bo Rodebrant (2)	—		—
Peter Dixinger (2)	—		—
Jan Jensen (2)	21,281		*
All Executive Officers and Directors as a group (7 people)	11,102,072		53.43%

*	Denotes less than 1%
(1)	Beneficial ownership is determined in accordance with rules of the U.S. Securities and Exchange Commission. The calculation of the percentage of beneficial ownership is based upon 20,815,824 shares of common stock outstanding on April 8, 2011. In computing the number of shares beneficially owned by any shareholder and the percentage ownership of such shareholder, shares of common stock which may be acquired by such shareholder upon exercise or conversion of warrants or options which are currently exercisable or exercisable within 60 days of April 8, 2011, are deemed to be exercised and outstanding. Such shares, however, are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	His mailing address is c/o Milcap Media Group SLU, Calle de la Marina 16-18 Floor 18 Suite D, 08005 Barcelona, Spain.
(3)	All of these shares have been pledged by Mr. Milton or entities controlled by Mr. Milton or are subject to liens or claims by third parties. Accordingly, Mr. Milton may be deemed to share voting and investment power with respect to these shares. Includes 1,842,179 shares held in Mr. Milton’s margin brokerage account with RS Platou Markets. As disclosed in Note 5, RS Platou also claims beneficial ownership and sole voting and investment power of these 1,842,179 shares under the terms of pledge agreements entered into between RS Platou and Mr. Milton. As disclosed in Note 4, Consipio Holding BV also claims sole voting and investment power over the 5,600,000 shares beneficially owned by Mr. Milton based upon a pledge agreement with Slingsby Enterprises Limited.

(4)	Based upon information reported by Consipio Holding BV on Schedule 13D filed with the SEC on August 11, 2010. The 5,600,000 shares of Common Stock as to which beneficial ownership is claimed by Consipio are the subject of a pledge agreement executed in favor of Consipio (as successor in interest to Commerzbank AG) by Slingsby Enterprises Limited to secure certain indebtedness of the Company to Consipio. Slingsby is controlled by Berth H. Milton. In July 2010 Consipio delivered a written demand for payment and notice of default to the Company, Slingsby, Mr. Milton and each member of the board of directors of the Company. The demand for payment included a demand for delivery of the pledged shares and formal notice to Slingsby, the Company and Mr. Milton that Consipio claims voting power over the 5,600,00 shares under the pledge agreement. Berth Milton also claims beneficial ownership and sole voting and investment power of these 5,600,000 shares. The business address of Consipio is Walsoordensestraat 70, NL-4588 KD, Walsoorden, The Netherlands.
(5)	Based upon information reported by RS Platou Markets AS on Schedule 13G filed with the SEC on February 16, 2010. Includes 1,842,179 shares held in Mr. Milton’s margin brokerage account with, RS Platou Markets. Berth Milton also claims beneficial ownership and sole voting and investment power of these 1,842,179 shares. Its mailing address is Post Office Box 1474 Vika, Oslo, Norway N-0116.
(6)

Based upon information reported by Abacus (Nominees) Limited (“Abacus”) and Tisbury Services Inc. (“Tisbury”) on Schedule 13D jointly filed by them with the SEC on August 12, 2010, relating to 2,781,029 shares directly owned by Tisbury. Tisbury is wholly owned by Golden Lake Trust, a discretionary and revocable trust organized under the laws of Cyprus (“Golden Lake”). Abacus is the sole trustee of Golden Lake and, as such, directs the voting and investment of Golden Lake’s portfolio securities. These investment and voting decisions are made by the 16 member board of directors of Abacus. Tisbury and Golden Lake are private investment and financing vehicles. Abacus is in the business of providing business services, including trustee services, to international clients. The mailing address of these filers is c/o Abacus (Nominees) Limited, Elenion Building, 2nd Floor, 5 Themistocles Dervis Street, CY-1066, Nicosia, Cyprus. Abacus (Nominees) Limited disclaims beneficial ownership of these shares.

(7)	Based upon information reported by Ilan Bunimovitz on Schedule 13D/A filed with the SEC on September 2, 2010. His mailing address is 515 Arkansas Street, San Francisco CA 94107, USA.

Changes in Control

As described under Item 3 – Legal Proceedings and Item 13 - Certain Relationships and Related Transactions and Director Independence, appearing elsewhere in this Report, on July 9, 2010, the Company received a notice from Consipio Holding BV advising it that the Company continues to be in default under the Note held by Consipio and requesting Slingsby Enterprises Limited to deliver 3,950,000 shares of common stock as collateral to Consipio under the terms of the Pledge Agreement, in addition to the 1,650,000 shares previously pledged by Slingsby under the Pledge Agreement. In addition, pursuant to such notice Consipio purported to exercise the right as pledgee to vote all of the collateral shares, including the 1,650,000 shares of common stock previously pledged as collateral, so long as an event of default has occurred and is continuing under the Note. On September 16, 2010, the Company was notified by Consipio that it intended to nominate six directors at the 2010 Annual Meeting, five of whom had not been nominated by the Company’s Board of Directors. In October 2010 Consipio obtained an order from a Nevada state court requiring the Company to recognize the right of Consipio to vote the 5,600,000 shares it claims as collateral at the 2010 Annual Meeting of Shareholders held on November 18, 2010. The Company has appealed this ruling to the Nevada Supreme Court. If the October 2010 Order is ultimately determined to be valid, this could result in a change in control of the Company at some time in the future. There are no assurances as to the outcome of the appeal or any other proceedings to determine the rights of Consipio to vote these shares. For additional information regarding this litigation and the status of the voting results for the 2010 Annual Meeting, see “Litigation Regarding Election Results for 2010 Annual Meeting of Shareholders” appearing in Item 3 of this report.

Equity Compensation Plan Information

We have an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available. The 1999 Plan, was in effect until its expiration on March 1, 2009. The 1999 Plan authorized us to grant stock options exercisable for up to an aggregate of 2,400,000 shares of common stock. No stock options may be granted under the 1999 Plan, following its expiration. At December 31, 2010, options for 8,668 shares were outstanding under the 1999 Plan. The 2009 EIP was shareholder approved and came into effect on December 16, 2009. It allows the Company to grant incentive stock options, non-statutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards. The Company may issue up to 2,066,667 shares of its common stock pursuant to Awards granted. Shares pursuant to Awards that have expired or are forfeited will be returned to the 2009 EIP.

Full details of the plans are included in Note 18 to the financial statements and are summarized below as of December 31, 2010:

( a )	Number of securities to be issued upon exercise of outstanding options, warrants and rights	9,668
( b )	Weighted-average exercise price of outstanding options, warrants and rights	$6.42
( c )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a) above)	2,065,667

We do not maintain any other equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Guaranty of Commerzbank Note by Affiliate of Berth Milton

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note was guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, President and principal shareholder, and the guaranty was secured by 1,650,000 shares of Private Media Group, Inc. common stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private common stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million ($2.9 million at December 31, 2010), utilizing an interest rate of 7%.

For additional information regarding this litigation, see Item 3 – “Legal Proceedings,” and Item12 - “Security Ownership of Certain Beneficial Owners and Management – Changes in Control” elsewhere in this Report.

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

Unsecured Loans to Slingsby Enterprises Limited

We have unsecured loans to Slingsby Enterprises Limited (“Slingsby”), an entity controlled by Mr. Milton (the “Slingsby Loans”). The Slingsby Loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2010 the highest amount outstanding was EUR 7.1 million. As of December 31, 2010, and March 31, 2011, EUR 7.1 million and EUR 7.1 million, respectively, remained outstanding on these loans, including interest. No payments of principal or interest have been made in respect of the Slingsby Loans. As of December 31, 2010, there are no amounts recorded in the Company’s financial statements with respect to the loans, see below for further information.

In connection with the acquisition of Game Link LLC by the Company on January 20, 2009, in order to induce the sellers to consummate the acquisition, Slingsby Enterprises Limited entered into an agreement (the “GameLink Letter Agreement”) with the Company and the sellers with regard to the partial repayment of the Slingsby Loans. Under the GameLink Letter Agreement, in each of the fiscal years ended December 31, 2009, 2010, and 2011, Slingsby is required to repay not less than EUR one million, either in cash or in Private common stock valued at its fair market value as determined by the disinterested directors of Private, to be applied first to accrued interest and then to principal of the loan. At December 31, 2010, Slingsby had not made the EUR one million payments due on December 31, 2009 and December 31, 2010.

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

The independent directors further determined in April 2010 that the terms of the Slingsby Loan should be renegotiated with Mr. Milton to reflect reasonable market terms in view of a number of factors, including the size of the loan, the failure of Slingsby Enterprises Limited to make the scheduled payment due on December 31, 2009, the absence of any security for the loan and the absence of a fixed maturity date or agreed payment schedule sufficient to repay the full amount of the Slingsby Loan. In April 2010 Mr. Milton proposed to restructure the payment terms of the Slingsby Loan to provide for a personal guaranty of the Slingsby Loan by Mr. Milton, a fixed maturity date of five years, and payments of EUR 1 million, in cash or Private common stock, in 2011 and 2012. However, the Company and Mr. Milton were unable to reach agreement on the material terms of the restructuring of the Slingsby Loan. Based upon the payment history of the loan and the absence of any security for the Slingsby Loan, in May 2010 the Company determined to fully provide against the Loan in its financial statements until such time as the terms of the Slingsby Loan are modified to provide adequate assurances of the collectability of the Slingsby Loan. As of the date of this Report no agreement has been reached regarding the restructuring of the Slingsby Loan.

The terms of the GameLink Letter Agreement provide that it may not be amended without the consent of the GameLink sellers, which includes Ilan Bunimovitz. These terms require payments of the Slingsby Loan of EUR1 million, in cash or Private common stock, on or before December 31, 2009, 2010 and 2011. Therefore, any restructuring of the Slingsby Loan which requires a modification of the payment terms in the GameLink Letter Agreement will be subject to obtaining the consent of the GameLink sellers. As of the date of this report the GameLink sellers have not agreed to waive or defer any required payments, including the payment required to be made by Slingsby to Private on December 31, 2009, and December 31, 2010.

For additional information regarding the Slingsby Loans, see Item 3 – “Legal Proceedings – Nevada State Court Action,” and the Company’s Consolidated Financial Statements, “Note 2 - Summary of significant accounting policies – Reclassifications and Immaterial Error,” appearing elsewhere in this report.

Game Link Agreements

In January 2009 the Company completed the acquisition of Game Link LLC and eLine LLC, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. In consideration of the acquisition of Ilan Bunimovitz’s interests in Game Link LLC and eLine LLC, he received 2,066,725 shares of the Company’s common stock and he is entitled to receive up to an additional 1,112,852 shares of common stock if the combined EBITDA of the digital media operations of the Company and Game Link meet specified targets in 2009, 2010 and 2011. The total value of the shares received and to be received by Mr. Bunimovitz in connection with the acquisition, assuming the EBITDA targets are met in 2009, 2010 and 2011, is EUR 7,418,271 (USD 9,634,118), based on the closing price of the Company’s common stock on January 20, 2009. The Company and the sellers have not yet reached agreement as to what extent the EBITDA target has been met for 2009 or 2010.

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

In consideration of the acquisition of Mr. Johnson’s interest in Entruphema, he received non-voting Class A Preference Shares of Entruphema convertible into 130,000 shares of the Company’s common stock, and he is entitled to receive additional Class A Preference Shares convertible into up to 70,000 shares of the Company’s common stock if the combined EBITDA of the digital media operations of the Company and Entruphema meet specified targets in the three months ended December 31, 2009, the two 12-month periods ending December 31, 2010 and 2011, and the nine month period ending September 30, 2012. The Company and the sellers have not yet reached agreement as to what extent the EBITDA target has been met for the three months ended December 31, 2009, and the 12 months ended December 31, 2010.

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

Director Independence

All of the members of our Board of Directors are “independent” as defined in Nasdaq Stock Market Rule 5605(a)(2) other than Berth Milton, who is our Chairman and CEO, Ilan Bunimovitz, a director and former CEO, and Eric Johnson, who is President of Entruphema, Inc., a subsidiary of Private.

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

Fees Paid to BDO Auditores, S.L.

Following is information regarding fees billed by BDO Auditores, S.L. for services rendered to the Company in 2009 and 2010.

Audit Fees. The aggregate fees billed to the Company by the Company’s principal accountant, BDO Auditores, S.L., for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $275,000 and $139,000 in 2009 and 2010, respectively. Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. BDO Auditores, S.L. did not provide any assurance or related services which are not included under “Audit Fees” in 2009 and 2010, respectively.

Tax Fees. BDO Auditores, S.L. did not provide any tax compliance, tax advice, or tax planning services in 2009 and 2010, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2009 and 2010, all services provided by BDO Auditores, S.L. were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements.

See Consolidated Financial Statements.

2.	Financial Statement Schedules.

See Schedule II.

3.	Exhibits.

See Exhibit Index.

INDEX TO EXHIBITS

Exhibit No.	Description of Document

(4) 2.1	Agreement and Plan of Reorganization dated as of January 20, 2009, by and among Private Media Group, Inc., PRVT Acquisition Corp. I, PRVT Acquisition Corp. II, Game Link LLC, eLine, LLC, Mama’s LLC, ThinkForward, Inc. GreenCine, Inc., Ilan Bunimovitz, Andrew Sullivan, Dennis Woo and Peter Marinac.

(5) 2.2	Acquisition Agreement dated as of October 9, 2009, by and among Private Media Group, Inc., 2220445 Ontario Inc., Entruphema Inc., 2062249 Ontario Inc., Eric Johnson, Erik Schannen and Michel Lozier, and Eric Johnson in his capacity as Sellers Representative.

(9) 3.1	Restated Articles of Incorporation

(9) 3.2	Articles of Amendment to the Articles of Incorporation

(9) 3.3	Certificate of Amendment to Articles of Incorporation

(1) 3.4	Amended and Restated Bylaws

*4.1	Specimen Common Stock Certificate.

(8) 4.2	Exchange and Support Agreement dated October 29, 2009, by and among Private Media Group, Inc., 2220445 Ontario Inc., Entruphema Inc., 2062249 Ontario Inc., Eric Johnson, Erik Schannen and Michel Lozier, and Eric Johnson in his capacity as Sellers Representative, including Schedule A thereto (Exchangeable Share Provisions).

*10.1	Milcap Acquisition Agreement dated December 19, 1997

*10.2	Cinecraft Acquisition Agreement dated December 19, 1997

**10.3	7% Note Due 2002 from the Registrant to Commerzbank AK.

++10.4	Amendment No.1 to the 7% Note Due 2002

+10.5	Share Purchase Agreement dated as of December 9, 2002, by and among Fraserside Holdings Limited, Luthares Investments N.V. and Stichting de Oude Waag.

(1) 10.6	Consulting Agreement dated September 29, 2006, by and between the Company and Peter Cohen, as amended by letter dated September 29, 2006.

(3) 10.7	Employment Agreement dated as of January 20, 2009, by and among Ilan Bunimovitz, Game Link LLC and Private Media Group, Inc.

(9) 10.8	Amended and Restated Employment Agreement dated as of October 8, 2009, by and among Ilan Bunimovitz, Game Link LLC and Private Media Group, Inc.

(6) 10.9	Employment Agreement dated as of October 29, 2009, by and among Eric Johnson, Entruphema Inc. and Private Media Group, Inc.

++10.10	Amended and Restated1999 Employee Stock Option Plan

(7) 10.11	2009 Equity Incentive Plan

(2) 14.1	Code of Ethics

21	Subsidiaries.

23.1	Consent of BDO Auditores, S.L.

23.2	Consent of Odenberg, Ullakko, Muranishi & Co. LLP

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 (SEC File No. 333-62075).
**	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (SEC File No. 333-69654).
+	Incorporated by reference from the registrant’s Form 8-K dated January 14, 2003.
++	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(1)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference from the registrant’s Interim Report on Form 8-K filed with the SEC on March 6, 2009.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2009. Schedules and exhibits to the Agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. Private agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2009. Schedules and exhibits to the Agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. Private agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2009.
(7)	Incorporated by reference from the registrant’s definitive Proxy Statement filed with the SEC on November 3, 2009.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(9)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 2, 2011	PRIVATE MEDIA GROUP, INC.

	By:	/s/ Berth Milton
Berth Milton, Chief Executive
Officer

In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Berth H. Milton Berth H. Milton	Chairman of the Board, Director, Chief Executive Officer	June 2, 2011

Ilan Bunimovitz	Director	June , 2011

/s/ Johan Gillborg Johan Gillborg	Chief Financial Officer, Chief Accounting Officer	June 2, 2011

/s/ Bo Rodebrant Bo Rodebrant	Director	June 2, 2011

/s/ Peter Dixinger Peter Dixinger	Director	June 2, 2011

/s/ Jan Jensen Jan Jensen	Director	June 2, 2011

Eric Johnson	Director	June , 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Private Media Group, Inc.

1.	We have audited the accompanying consolidated balance sheets of Private Media Group, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, shareholders´ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of ThinkForward, Inc., a wholly-owned subsidiary, which consolidated statements reflect at December 31, 2010 and 2009 total assets constituting U.S. $2,054,574 and U.S. $3,610,264, respectively, and total revenues of U.S. $12,264,439 and U.S. $14,295,293 for the years then ended. Those consolidated statements were audited by other auditor whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for ThinkForward, Inc., is based solely on the report of the other auditor.

2.	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3.	In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

4.	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet reestablished profitable operations. The Company has suffered recurring losses from operations over the past years and has a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.	Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Auditores, S.L.
BDO AUDITORES, S.L.

Barcelona, Spain
May 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ThinkForward, Inc.

We have audited the accompanying consolidated balance sheets of ThinkForward, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholder’s deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThinkForward, Inc. at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses in recent years and has not yet reestablished profitable operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California
April 26, 2011

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2010	2010
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	613	370	493
Trade accounts receivable – net (Note 4)	5,382	4,199	5,598
Inventories - net (Note 5)	2,439	1,790	2,387
Deferred income tax asset (Note 12)	4,478	5,014	6,685
Prepaid expenses and other current assets	866	618	824

TOTAL CURRENT ASSETS	13,779	11,990	15,987
Library of photographs and videos - net (Note 7)	11,635	8,345	11,126
Property, plant and equipment - net (Note 6)	6,685	4,397	5,862
Other intangible assets (Note 8)	5,212	4,847	6,463
Goodwill (Note 8)	10,524	9,204	12,272
Other assets	675	500	667

TOTAL ASSETS	48,510	39,283	52,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings (Note 10)	3,080	2,689	3,586
Current portion of long-term borrowings (Note 10)	222	402	536
Accounts payable trade	6,207	6,146	8,195
Income taxes payable (Note 12)	1,089	1,059	1,412
Deferred income taxes (Note 12)	24	277	369
Accrued other liabilities (Note 11)	1,884	2,519	3,359

TOTAL CURRENT LIABILITIES	12,506	13,093	17,457
Contingent consideration payable (Note 9)	4,703	514	685
Long-term borrowings (Note 10)	1,898	1,905	2,540
Related party payable (Note 13)	69	30	40

TOTAL LIABILITIES	19,176	15,542	20,722

SHAREHOLDERS’ EQUITY (Note 15)

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2009 and 2010, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 20,704,934 and 20,815,824 issued and outstanding at December 31, 2009 and 2010, respectively	869	869	1,159
Additional paid-in capital	30,466	30,468	40,624
Retained earnings	1,564	(2,771)	(3,695)
Accumulated other comprehensive income	(3,565)	(4,824)	(6,432)

TOTAL SHAREHOLDERS’ EQUITY	29,334	23,742	31,656

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	48,510	39,283	52,378

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years ended December 31,
	2008	2009	2010	2010
	EUR	EUR	EUR	USD
	(in thousands)
Net sales	19,667	23,061	23,270	31,027
Cost of sales	13,505	16,864	16,849	22,465

Gross profit	6,161	6,197	6,422	8,562
Selling, general and administrative expenses	13,061	23,949	13,147	17,530
Impairment of goodwill and other intangible assets	—	(884)	1,562	2,083
Benefit from change in fair value of contingent consideration	—	—	4,189	5,586

Operating income (loss)	(6,900)	(18,636)	(4,098)	(5,464)
Interest expense	323	389	332	442
Interest income	257	234	3	5

Income (loss) before income taxes	(6,965)	(18,790)	(4,427)	(5,902)
Income tax (benefit)	(1,777)	1,720	(92)	(122)

Net Income (loss)	(5,188)	(20,510)	(4,335)	(5,780)

Other comprehensive income:
Foreign currency translation adjustments	(959)	512	(1,259)	(1,679)

Comprehensive income	(6,147)	(19,999)	(5,594)	(7,459)

Net income (loss) per share:
Basic	(0.30)	(0.99)	(0.20)	(0.26)

Diluted	(0.30)	(0.99)	(0.20)	(0.26)

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2008	17,860,165	867	21,718	27,262	(3,118)	46,747
Stock based compensation	—	—	9	—	—	9
Translation adjustment	—	—	—	—	(959)	(959)
Net loss	—	—	—	(5,188)	—	(5,188)

Balance at December 31, 2008	17,860,165	867	21,727	22,074	(4,077)	40,610
Shares issued in acquisition	2,844,770	2	6,642	—	—	6,644
Exchangeable shares issued in acquisition	—	—	2,095	—	—	2,095
Stock based compensation	—	—	3	—	—	3
Translation adjustment	—	—	—	—	512	512
Net loss	—	—	—	(20,150)	—	(20,150)

Balance at December 31, 2009	20,704,934	869	30,466	1,564	(3,565)	29,334
Shares issued in reverse split	890	—	—	—	—	—
Conversion of exchangeable shares	110,000	—	—	—	—	—
Stock based compensation	—	—	2	—	—	2
Translation adjustment	—	—	—	—	(1,259)	(1,259)
Net loss	—	—	—	(4,335)	—	(4,335)

Balance at December 31, 2010	20,815,824	869	30,468	(2,771)	(4,824)	23,742

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2009	2010	2010
	EUR	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(5,188)	(20,510)	(4,335)	(5,780)
Adjustment to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(1,856)	1,710	(283)	(377)
Depreciation	1,026	982	728	971
Change in fair value of contingent consideration payable	—	—	(4,189)	(5,586)
Stock based compensation	9	3	2	3
Bad debt provision	333	7,817	718	957
Write-down of magazine inventory	—	806	—	—
Investment write-off	—	1,022	—	—
Impairment of goodwill and other intangible assets	293	884	1,562	2,083
Amortization of other intangible assets	124	124	124	165
Amortization and impairment of web pages	—	2,080	3,361	4,482
Amortization of photographs and videos	6,332	5,838	5,123	6,831
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	2,192	384	466	621
Related party receivable	(298)	(198)	—	—
Inventories	2,112	2,010	649	866
Prepaid expenses and other current assets	1,285	573	248	331
Accounts payable trade	(1,096)	270	(61)	(81)
Income taxes payable	97	(172)	(30)	(40)
Accrued other liabilities	(149)	(312)	636	848

Net cash provided by operating activities	5,216	3,310	4,719	6,292
Cash flows used in investing activities:
Investment in library of photographs and videos	(4,292)	(2,335)	(1,833)	(2,445)
Capital expenditures	(1,136)	(1,575)	(1,800)	(2,400)
Cash received in acquisitions	—	333	—	—
Investment in other assets	36	(288)	175	233

Net cash used in investing activities	(5,392)	(3,864)	(3,459)	(4,612)
Cash flow provided by financing activities:
Short-term borrowings - repayments	(166)	(1,620)	(704)	(938)
Short-term borrowings - additions	365	129	313	417
Long-term borrowings - repayments	(111)	(143)	(306)	(408)
Long-term borrowings - additions	—	1,738	453	604

Net cash (used in) provided by financing activities	88	104	(244)	(326)
Foreign currency translation adjustment	(959)	512	(1,259)	(1,679)

Net increase (decrease) in cash and cash equivalent	(1,047)	61	(243)	(324)
Cash and cash equivalents at beginning of the year	1,599	552	613	818

Cash and cash equivalents at end of the year	552	613	370	493

Cash paid for interest	162	220	254	339

Cash paid for taxes	—	—	28	37

Repurchase of common stock (non-cash transaction)	—	—	—	—

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

Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2010 and for the twelve months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.75 per USD 1.00 the Exchange Rate of the European Central Bank on December 31, 2010. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

In each of the past three years we have experienced losses from operations. At December 31, 2010, we had cash and cash equivalents of EUR 370,000 and a working capital deficit of EUR 1,102,000. As a result, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and has modified its report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We currently expect future growth, reduction in cost and expenses and to return to profitability provided we are successful with the following objectives:

•

rolling out our Internet platforms, including: a) our newly built signature property and membership platform private.com, b) our cutting edge mobile platform for Smartphones and c) our multinational eCommerce VOD platform;

•	the successful marketing of our affiliate programs for all our properties to compete aggressively for, and attract, affiliate traffic;

•	continuing the rollout of our content on cable and IPTV video-on demand platforms;

•	completing the integration of businesses acquired in 2009;

•	consolidating and restructuring our operations into an efficient new media business;

•	outsourcing of non-cost effective parts of our operations; and

•	identifying and exploring new online business opportunities which are less dependent on content.

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

For the years ended December 31, 2008, 2009 and 2010 the aggregate exchange gain included in determining net income amounted to EUR 222 thousand, EUR 95 thousand and EUR 912, respectively.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DVDs & Magazines (physical products) are sold both to wholesalers, on firm sale basis, and via national newsstand distributors, with the right to return. Our physical products are generally multi-lingual and the principal market is in Europe. Revenues from the sale of physical products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of physical products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of physical products under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned product. Distributors with the right to return are primarily national newsstand distributors. Most of our products are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of two months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals operating in each country. A majority of our national newsstand distributors are members of Distripress, the international organization for publishers and distributors, and carry out the distribution of the largest national and international newspapers and periodicals, including: Financial Times, Herald Tribune, Time, Newsweek, Vogue, etc. The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary from 50-80%. Percentages are reviewed on an on-going basis. Magazines have an approximate retail price of EUR 11.50 (USD 15.95) per copy and are printed on glossy high-quality paper at a cost of EUR 1.25 (USD 1.75). They are often shrink-wrapped in order to comply with local regulation or guidance for the sale of adult publications. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company has always collected the returns from newsstands in order to make them available for sale again. The Company operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as Magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned and the magazines are broken out in order to be sold via an additional scheduled re-distribution. The retail price for products sold via re-distribution vary between EUR 14.95-19.95 (USD 20.75-27.70). Magazine returns not re-distributed as per above are sold on a firm sale basis to wholesalers as back numbers at a lower price than new issues. The Company has historically sold all returned copies at an average price higher than, or equal, to cost.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives range from 3-5 years. Website development costs involving the provision of additional functions or features to the website, including graphics and related software, are included in property, plant and equipment and are amortized on a straight-line basis over 3-5 years. In the years ended December 31, 2009 and 2010 the Company has capitalized EUR 1,276 thousand and EUR 1,917 thousand respectively of costs related to the development of its website including graphics and related software.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of businesses acquired.

Other Intangible Assets represents the value attributable to: a) Customer base, which was acquired from two of the Company’s former distributors in the U.S. and in Canada in 2001 and 2003, respectively, (see Note 8). The amortization expense is calculated on a straight-line basis over 10 years for each acquisition, b) Broadcasting asset, which was acquired from International Film Production and Distribution Limited in 2003 (see Note 8). At the time of acquisition, the asset was deemed to have an indefinite life and is not subject to amortization, and c) Trade and Domain names, which were acquired from GameLink and Sureflix (see Note 8). At the time of acquisition, the assets were deemed to have an indefinite life and are not subject to amortization.

Goodwill and indefinite lived intangible assets are reviewed annually for impairment (or more frequently if indicators of impairment arise), see Note 8. Further separable intangible assets that are not deemed to have an indefinite life are amortized over their expected useful lives.

During 2008, 2009 and 2010, the Company had impairment charges of EUR 293 thousand, EUR 884 thousand and EUR 1,562 thousand, respectively, and going forward additional impairment charges may occur, see Note 8.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value. In 2010, the Company had an impairment charge of EUR 548 thousand relating developed website technology. Going forward additional impairment charges may occur, see Note 6.

Advertising Costs

Advertising costs are charged to income as incurred. The total advertising costs were EUR 1,120 thousand, EUR 858 thousand and EUR 615 thousand for the years ended December 31, 2008, 2009 and 2010, respectively.

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

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding, including exchangeable shares issued on October 29, 2009, in the Sureflix acquisition, during the period. As of December 31, 2010, exchangeable shares equivalent to 1,190,000 shares of common stock was outstanding. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested stock grants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk, see Note 19.

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

In October 2009, the FASB issued ASU No 2009-13, Revenue Recognition—Multiple-Deliverable Revenue Arrangements (FASB ASC Topic 605), a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence (“VSOE”), now referred to as third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial reporting.

Reclassifications and Immaterial Error

Certain reclassifications of prior year balances have been made in the accompanying consolidated financial statements to conform to the 2010 presentation.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s 2010 annual financial statements, management of the Company determined that a portion of the compensation to the CEO in 2006 and 2007, EUR 265 thousand and EUR 88 thousand, respectively, had been inadvertently recorded as an increase in related party receivable from Slingsby Enterprises Limited, an affiliate of the CEO, resulting in the understatement of selling, general and administrative expenses and the overstatement of related party receivable in both 2006 and 2007. As a result, at the beginning and end of 2008 retained earnings and the note receivable were overstated by EUR 353. At December 31, 2009, the Company recorded a provision against the full value of the related party receivable, accordingly, the overstatement of this balance in 2006, 2007 and 2008 had no impact on related party receivable and retained earnings as of December 31, 2009 and 2010.

As the amounts involved are not material to the Company’s financial statements, management has determined that the previously issued 2006, 2007, 2008, and 2009 financial statements do not require restatement.

3. Acquisitions

GameLink Acqusition

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Trade accounts receivable

Trade accounts receivable consist of the following:

	December 31,
	2009	2010
	EUR	EUR
	(in thousands)
Trade accounts receivable	7,169	6,640
Allowance for doubtful accounts	(1,787)	(2,442)

Total trade accounts receivable, net	5,382	4,199

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

5. Inventories

Inventories consist of the following:

	December 31,
	2009	2010
	EUR	EUR
	(in thousands)
Magazines for sale and resale	805	564
DVDs	1,417	1,152
Other	217	73

	2,439	1,790

6. Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
	2009	2010
	EUR	EUR
	(in thousands)
Equipment & Furniture	10,463	9,847
Website Development	8,832	11,247
Production Database	1,229	1,229
Accumulated impairment, amortization and depreciation	(13,838)	(17,380)

Total Property, Plant and Equipment, net	6,685	4,944

For the year ended December 31, 2010, accumulated impairment, amortization and depreciation includes EUR 548 thousand of impairment charge to developed website technology related to our eCommerce business in USA.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Library of photographs & videos

Library of photographs & videos consist of the following:

	December 31,
	2009	2010
	EUR	EUR
	(in thousands)
Gross:
Photographs	7,796	7,739
Videos	51,071	52,232
Translations, Sound Dubbing, & Sub-Titles	13,623	14,109
Digital Manipulation for DVD Masters	9,992	10,235
Digital Manipulation for Broadband Masters	584	584

	83,067	84,900

Less accumulated depreciation:
Photographs	7,586	7,706
Videos	43,291	46,806
Translations, Sound Dubbing, & Sub-Titles	10,558	11,654
Digital Manipulation for DVD Masters	9,417	9,805
Digital Manipulation for Broadband Masters	581	584

	71,432	76,555

Net:
Photographs	211	33
Videos	7,780	5,426
Translations, Sound Dubbing, & Sub-Titles	3,066	2,456
Digital Manipulation for DVD Masters	575	430
Digital Manipulation for Broadband Masters	3	—

	11,635	8,345

8. Goodwill and Other Intangible Assets

Other intangible assets consist of the following:

	Years ended December 31,
	2009	2010	2009	2010	2009	2010	2009	2010
	Broadcasting asset		Trade/ Domain Names		Customer Base		Total
	EUR	EUR	EUR	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Beginning of year	2,525	2,525	—	2,366	1,240	1,240	3,765	6,131
Acquisition value (cost)	—	—	2,366	—	—	—	2,366	—

End of year	2,525	2,525	2,366	2,366	1,240	1,240	6,131	6,131

Beginning of year	—	—	—	—	(794)	(918)	(794)	(918)
Amortization and impairment	—	—	—	(242)	(124)	(124)	(124)	(366)

End of year	—	—	—	(242)	(918)	(1,042)	(918)	(1,284)

Net book value	2,525	2,525	2,366	2,124	322	198	5,213	4,847

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Broadcasting asset and trade/domain names are deemed to have an indefinite life and are not subject to amortization, however, management regularly performs impairment tests on these assets and, as a result of reviews performed in 2010, trade and domain name assets related to our eCommerce business in USA were reduced by EUR 242 thousand. The estimated amortization expense for customer base for the two years ended December 31, 2011 and 2012 is EUR 124 thousand and EUR 74 thousand, respectively.

Goodwill consist of the following:

	Years ended December 31,
	2009	2010
	EUR	EUR
	(in thousands)
Beginning of year (cost)	2,900	12,176
Acquisition value (cost) (a)	9,276	—

End of year	12,176	12,176

Beginning of year	(768)	(1,652)
Amortization and impairment (b) (c)	(884)	(1,320)

End of year	(1,652)	(2,972)

Net book value	10,524	9,204

(a) During 2009, the Company acquired the two eCommerce businesses in USA and Canada, and the related goodwill was EUR 7,974 thousand and EUR 1,302 thousand, respectively.

(b) As a result of impairment reviews performed in 2009 and 2010, the goodwill related to our video distribution company in the Benelux countries was reduced by EUR 884 thousand and 62 thousand, respectively. As of December 31, 2010 the remaining goodwill amounted to EUR 396 thousand.

(c) As a result of impairment reviews performed in 2010, the goodwill related to our eCommerce business in USA was reduced by EUR 1,258 thousand. As of December 31, 2010 the remaining goodwill amounted to EUR 6,716 thousand.

9. Contingent consideration payable

In connection with the acquisitions of GameLink and Sureflix in 2009, it was agreed that part of the consideration for each acquisition would be in the form of contingent consideration. The terms for the contingent consideration are as follows:

GameLink

The former GameLink shareholders are entitled to receive up to an additional 1,531,799 shares of Private Common Stock if the combined EBITDA of the online digital media operations of Private and GameLink meet specified targets in 2009, 2010 and 2011. Using an exchange rate of EUR 0.75 per 1.00 USD, the combined EBITDA targets of the online digital media operations of Private and GameLink which the contingent consideration arrangement stipulates for each of the years below are:

USD
(in thousands)
Twelve-months ending Dec. 31, 2009	5,210
Twelve-months ending Dec. 31, 2010	8,013
Twelve-months ending Dec. 31, 2011	9,329

22,552

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The manner in which the contingent consideration is earned in relation to the combined EBITDA targets is as follows:

For each of the years ended December 31, 2009, 2010 and 2011 in which the actual EBITDA of the online digital media operations equals or exceeds the target EBITDA, the former owners are entitled to receive 510,600 shares of Private Common Stock. If there is a shortfall in the actual EBITDA compared to the target EBITDA in any year, instead of receiving 510,600 target shares for that year, the former owners are entitled to receive a pro rata portion of the target shares for that year, based upon the ratio between the actual EBITDA and the target EBITDA for that year. In such event, if the actual EBITDA required in the following year(s) exceeds the target EBITDA, in addition to the 510,600 target shares earned for the following year(s), the former owners are entitled to recover all or a portion of unearned target shares from the prior year(s) based upon the amount by which actual EBITDA exceeds the target EBITDA in the subsequent year.

At the acquisition date, the contingent consideration was valued at a fair value of EUR 3,575 thousand using the lattice model. In 2009 and 2010 the EBITDA targets were not reached and as a result of re-measurement, using the lattice model, the current fair value has been adjusted to EUR 308 thousand. As per Company determination, the number of shares of common stock earned 2009 and 2010, is 132,318 and 106,833, respectively. The contingent consideration is classified as a liability and will be re-measured at its current fair value each reporting period until the contingency is resolved.

Sureflix

The former Sureflix shareholders are entitled to receive up to an additional 2,100,000 Class A Preference Shares of a newly formed Private subsidiary, which shares are exchangeable for 700,000 shares of Private Common Stock, if the combined EBITDA of the digital media operations of Private and the acquired companies meet specified targets in the three months ending December 31, 2009, the two 12-month periods ending December 31, 2010 and 2011, and the nine month period ending September 30, 2012. Using an exchange rate of EUR 0.75 per 1.00 USD, the combined EBITDA targets of the online digital media operations of Private and Sureflix, which the contingent consideration arrangement stipulates for each of the periods, are:

USD
(in thousands)
Three-months ending Dec. 31, 2009	1,503
Twelve-months ending Dec. 31, 2010	9,012
Twelve-months ending Dec. 31, 2011	10,373
Nine-months ending Sep. 30, 2012	7,898

28,785

The manner in which the contingent consideration is earned in relation to the combined EBITDA targets is as follows:

For each of the three month period ending December 31, 2009, the two 12-month periods ending December 31, 2010 and 2011, and the nine month period ending September 30, 2012, in which the actual EBITDA of the online digital media operations equals or exceeds the target EBITDA, the former owners of Sureflix (the “Former Owners”) are entitled to receive a quantity of Class A Preference Shares of the newly formed Private subsidiary, which shares are exchangeable for 58,333, 233,333, 233,333 and 175,000 shares of Private Common Stock, respectively. If there is a shortfall in the actual EBITDA compared to the target EBITDA in any period the Former Owners are entitled to receive a pro rata portion of the target shares for that year, based upon the ratio between the actual EBITDA and the target EBITDA for that year. In such event, if the actual EBITDA required in the following period(s) exceeds the target EBITDA, in addition to the target shares earned for the following period(s), the Former Owners are entitled to recover all or a portion of unearned target shares from the prior period(s) based upon the amount by which actual EBITDA exceeds the target EBITDA in the subsequent year.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the acquisition date, the contingent consideration was valued at a fair value of EUR 1,128 thousand using the lattice model. In 2009 and 2010 the EBITDA targets were not reached and as a result of re-measurement, using the lattice model, the current fair value has been adjusted to EUR 206 thousand. The equivalent number of shares of common stock earned 2009 and 2010, as per Company determination, is 20,560 and 44,133, respectively. The contingent consideration is classified as a liability and will be re-measured at its current fair value each reporting period until the contingency is resolved.

10. Borrowings

Short- and long-term borrowings are comprised of the following:

	December 31,
	2009	2010
	EUR	EUR
	(in thousands)
Short-term borrowings:
Banks	1,090	450
Other debt	1,990	2,239

	3,080	2,689

Current portion of long-term borrowings:
Banks	109	323
Other debt	113	79

	222	402

Long-term borrowings:
Banks	1,600	1,654
Other debt	298	251

	1,898	1,905

Banks

The Company’s European subsidiaries have existing bank line of credit agreements under which these subsidiaries may borrow up to EUR 450 thousand. Borrowings under the lines of credit during 2010 were charged at variable interest rates of EURIBOR+2.0%-3.5% and a fixed interest rate of 6.75%. As of December 31, 2010, the credit lines were fully utilized. During 2009 and 2010 credit lines were partially re-financed and converted into loans by institutional lenders. These loans are: a) a three year loan of EUR 450 thousand at an interest rate of 4.4%, repayable in equal monthly installments over a two year period starting October, 2010, b) a three year loan of EUR 150 thousand at an interest rate of 4.4%, repayable in semiannual installments over a two year period starting October, 2010, c) a three year loan of EUR 200 thousand at an interest rate of 5.5%, repayable in monthly installments over a two year period starting June, 2011, d) a 14 month loan of EUR 90 thousand at an interest rate of 8.3%, repayable in monthly installments starting October, 2010, and d) a three year loan of EUR 150 thousand at an interest rate of 9.0%, repayable in monthly installments starting November, 2010. As of December 31, 2010, the remaining amount outstanding under the loans was EUR 977 thousand.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other debt

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note was guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, President and principal shareholder, and the guaranty was secured by 1,650,000 shares of Private Media Group, Inc. common stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private common stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million, utilizing an interest rate of 7%. As of December 31, 2010, EUR 2.2 million ($2.9 million), including accrued interest, was outstanding.

An adverse outcome in this dispute would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. In addition, this lender has recently filed an application with the New York court seeking an order attaching assets of the Company as security for the promissory note, which if granted may make it more difficult to obtain bank financing. For additional information regarding this litigation, see Item 3 – “Legal Proceedings”.

The Company has various lease purchase arrangements and leases meeting certain criteria are treated as financing leases and, accordingly, assets acquired under such leases are capitalized and a corresponding liability representing the present value of the future lease payments is recorded. Leases primarily include all of the Company’s computers and website hosting equipment, which generally have terms of 3-5 years. The leases are collateralized by the underlying equipment. At December 31, 2010, the net book value of assets subject to capital leases was EUR 193 thousand. In addition, the Company has several other credit arrangements which as of as of December 31, 2010 amounted to EUR 220 thousand. These credit arrangements range from short-term to three years at interest rates of 7%-13.25%.

11. Accrued other liabilities

Accrued other liabilities are comprised of the following:

	December 31,
	2009	2010
	EUR	EUR
	(in thousands)
Accrued expenses	549	717
Deferred income	1,052	1,171
Taxes and social security	283	631

	1,884	2,519

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income taxes

Following is a summary of income before income taxes of U.S. and international operations:

	Years ended December 31,
	2008	2009	2010
	EUR	EUR	EUR
	(in thousands)
USA	(1,762)	(4,875)	(86)
International	(5,204)	(13,915)	(4,341)

	(6,966)	(18,790)	(4,427)

The provision for income taxes consisted of the following in the years ended December 31, 2008, 2009, and 2010:

	Years ended December 31,
	2008	2009	2010
	EUR	EUR	EUR
	(in thousands)
Current
State	1	3	3
Foreign	78	7	188

Current tax expense	79	10	191
Deferred
Federal	(684)	258	(249)
State	(112)	42	(41)
Foreign	(1,060)	1,410	7

Deferred tax expense/(benefit)	(1,856)	1,710	(283)

Income tax expense/(benefit)	(1,777)	1,720	(92)

A reconciliation of income taxes determined using the United States corporate statutory rate of 35% to actual income taxes provided is as follows:

	Years ended December 31,
	2008	2009	2010
US federal statutory income tax rate	35.00%	35.00%	35.00%
Aggregate effect of foreign tax rates	(8.43%)	(15.62%)	(26.30%)
Permanent differences
Items not deductible for tax purposes	0.00%	(0.09%)	(0.37%)
Prior period adjustments	(1.80%)	(10.75%)	(5.76%)
Other	3.59%	1.80%	2.75%
Movement in valuation allowances	(2.87%)	(19.47%)	(3.21%)

Total tax provision	25.48%	(9.13%)	2.11%

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

	December 31,
	2009	2010
	EUR	EUR
	(in thousands)
Deferred Tax Assets:
Provisions for sales returns	(1)	14
Provision for bad debts	26	104
Differences in fixed assets	39	(316)
Deferred expenses/revenues	(53)	—
NOL carryforwards	9,487	9,630
Investment in subsidiaries	996	1,374
Tax credits	240	283
Other	113	436

	10,847	11,525
Less: Valuation allowance	(6,369)	(6,511)

	4,478
Deferred Tax Liabilities:
Spanish leasing benefits	(14)	—
Investment Incentives	(10)	(9)
Deferred expenses/revenues	—	(268)

Net deferred tax asset/(liability)	4,454	4,737

The Company’s deferred tax assets, net of valuation allowances, are primarily located in the United States and Cyprus, which is where the Company expects to record most of its future earnings.

Net Operating Loss Carryforward

The company’s operating loss carry-forwards are described in the table below:

Year ended December 31
2010
EUR (in thousands)
United States	11,201
Sweden	4,912
Cyprus	15,956
Spain	5,801
Holland	660
France	463
Canada	736

39,729

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may lapse without examination within the 12-month period from the balance sheet date. Other than the recurring effect of changes in unrecognized tax benefits due to the lapse of the statute of limitations, none of which are expected to be individually significant, management believe there are no other reasonably possible changes that will significantly impact the amount of tax benefits recognized in the Company’s financial statements within the 12-month period from the balance sheet date. The Company has substantially concluded all US Federal and State income tax matters for years up to and including 2005 and 2003 respectively, and all foreign income tax matters for years up to 2004.

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 515 thousand were accrued as of December 31, 2010, of which EUR 43 thousand was recognized as interest expense during the year then ended.

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approx. EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The Company is of the view that no permanent establishment is at hand in Sweden. However, the Administrative Court of Appeal has finally decided that a permanent establishment is at hand. In February 2009, the County Administrative Court reduced the assessment for the tax years 1995-1998 to a total amount of SEK 12,600,000 (approx. EUR 1.1 million) plus fines amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest. In November 2010, the Administrative Court of Appeal decided that the County Administrative Court’s decision should prevail. However, as a matter of fact, the tax claim on the Company has been extinguished according to Administrative Law. Due to the fact there is no longer any claim at stake, no amounts have been provided in the Company’s financial statements for this dispute.

13. Related party transactions

Guaranty of Commerzbank Note by Affiliate of Berth Milton

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note was guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, President and principal shareholder, and the guaranty was secured by 1,650,000 shares of Private Media Group, Inc. common stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private common stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million ($2.9 million at December 31, 2010), utilizing an interest rate of 7%.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For additional information regarding this litigation, see Item 3 – “Legal Proceedings,” and Item12 - “Security Ownership of Certain Beneficial Owners and Management – Changes in Control” elsewhere in this Report.

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

Unsecured Loans to Slingsby Enterprises Limited

We have unsecured loans to Slingsby Enterprises Limited (“Slingsby”), an entity controlled by Mr. Milton (the “Slingsby Loans”). The Slingsby Loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. During 2010 the highest amount outstanding was EUR 7.1 million. As of December 31, 2010, and March 31, 2011, EUR 7.1 million and EUR 7.1 million, respectively, remained outstanding on these loans, including interest. No payments of principal or interest have been made in respect of the Slingsby Loans. As of December 31, 2010, there are no amounts recorded in the Company’s financial statements with respect to the loans, see below for further information.

In connection with the acquisition of Game Link LLC by the Company on January 20, 2009, in order to induce the sellers to consummate the acquisition, Slingsby Enterprises Limited entered into an agreement (the “GameLink Letter Agreement”) with the Company and the sellers with regard to the partial repayment of the Slingsby Loans. Under the GameLink Letter Agreement, in each of the fiscal years ended December 31, 2009, 2010, and 2011, Slingsby is required to repay not less than EUR one million, either in cash or in Private common stock valued at its fair market value as determined by the disinterested directors of Private, to be applied first to accrued interest and then to principal of the loan. At December 31, 2010, Slingsby had not made the EUR one million payments due on December 31, 2009 and December 31, 2010.

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

The independent directors further determined in April 2010 that the terms of the Slingsby Loan should be renegotiated with Mr. Milton to reflect reasonable market terms in view of a number of factors, including the size of the loan, the failure of Slingsby Enterprises Limited to make the scheduled payment due on December 31, 2009, the absence of any security for the loan and the absence of a fixed maturity date or agreed payment schedule sufficient to repay the full amount of the Slingsby Loan. In April 2010 Mr. Milton proposed to restructure the payment terms of the Slingsby Loan to provide for a personal guaranty of the Slingsby Loan by Mr. Milton, a fixed maturity date of five years, and payments of EUR 1 million, in cash or Private common stock, in 2011 and 2012. However, the Company and Mr. Milton were unable to reach agreement on the material terms of the restructuring of the Slingsby Loan. Based upon the payment history of the loan and the absence of any security for the Slingsby Loan, in May 2010 the Company determined to fully provide against the Loan in its financial statements until such time as the terms of the Slingsby Loan are modified to provide adequate assurances of the collectability of the Slingsby Loan. As of the date of this Report no agreement has been reached regarding the restructuring of the Slingsby Loan.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the GameLink Letter Agreement provide that it may not be amended without the consent of the GameLink sellers, which includes Ilan Bunimovitz. These terms require payments of the Slingsby Loan of EUR1 million, in cash or Private common stock, on or before December 31, 2009, 2010 and 2011. Therefore, any restructuring of the Slingsby Loan which requires a modification of the payment terms in the GameLink Letter Agreement will be subject to obtaining the consent of the GameLink sellers. As of the date of this report the GameLink sellers have not agreed to waive or defer any required payments, including the payment required to be made by Slingsby to Private on December 31, 2009, and December 31, 2010.

For additional information regarding the Slingsby Loans, see Item 3 – “Legal Proceedings – Nevada State Court Action,”

Game Link Agreements

In January 2009 the Company completed the acquisition of Game Link LLC and eLine LLC, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. In consideration of the acquisition of Ilan Bunimovitz’s interests in Game Link LLC and eLine LLC, he received 2,066,725 shares of the Company’s common stock and he is entitled to receive up to an additional 1,112,852 shares of common stock if the combined EBITDA of the digital media operations of the Company and Game Link meet specified targets in 2009, 2010 and 2011. The total value of the shares received and to be received by Mr. Bunimovitz in connection with the acquisition, assuming the EBITDA targets are met in 2009, 2010 and 2011, is EUR 7,418,271 (USD 9,634,118), based on the closing price of the Company’s common stock on January 20, 2009. The Company and the sellers have not yet reached agreement as to what extent the EBITDA target has been met for 2009 or 2010.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In consideration of the acquisition of Mr. Johnson’s interest in Entruphema, he received non-voting Class A Preference Shares of Entruphema convertible into 130,000 shares of the Company’s common stock, and he is entitled to receive additional Class A Preference Shares convertible into up to 70,000 shares of the Company’s common stock if the combined EBITDA of the digital media operations of the Company and Entruphema meet specified targets in the three months ended December 31, 2009, the two 12-month periods ending December 31, 2010 and 2011, and the nine month period ending September 30, 2012. The Company and the sellers have not yet reached agreement as to what extent the EBITDA target has been met for the three months ended December 31, 2009, and the 12 months ended December 31, 2010.

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

Retained Earnings

The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries, principally Cine Craft Ltd, and Milcap Media Ltd. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company’s current intention is to re-invest the unremitted earnings of its foreign subsidiaries. In addition the Company is restricted from payment of dividends under the terms of its Note agreement (see Note 10).

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2008	2009	2010
Numerator: (EUR in thousands)
Net income (loss)	(5,188)	(20,510)	(4,335)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	17,860,165	20,773,440	22,005,569
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	n/a	n/a	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	n/a	n/a

Earnings (loss) per share (in EUR)
Basic	(0.29)	(0.99)	(0.20)

Diluted	(0.29)	(0.99)	(0.20)

For 2008 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share is EUR 0.29. The equivalent of 2,011 common shares derived from dilutive securities such as options, warrants and convertible notes is excluded from the diluted earnings per share for 2008 as they are anti-dilutive. For 2009 and 2010, basic earnings per share include exchangeable shares equivalent to the weighted average number of 224,384 and 1,248,466 shares of common stock outstanding in the period, respectively.

16. Commitments and contingent liabilities

The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent in the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2008, 2009 and 2010 amounted to EUR 879 thousand, EUR 1,293 thousand and EUR 1,110 thousand, respectively.

Future minimum payments under non-cancelable leases as of December 31, 2010 are as follows:

Year	EUR (in thousands)
2011	870
2012	541
2013	73
2014	3
2015	—

1,487

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Operations by geographical area

The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines, movies and the Internet.

Information concerning net sales originating from the Company’s different geographic locations is summarized as follows:

	Years ended December 31,
	2008	2009	2010
	EUR	EUR	EUR
	(in thousands)
Net Sales
USA	550	10,435	10,266
Canada	316	889	3,751
Cyprus	8,860	7,940	5,155
Sweden	6,441	9,014	6,030
Spain	14,670	11,464	9,305
Gibraltar	525	581	337
France	325	—	—
Benelux	755	—	—

Eliminations	(12,775)	(17,894)	(11,574)

Total	19,667	23,061	23,270

Eliminations principally relates to inter-group revenue arising from trademark, license and distribution agreements between the Company’s subsidiaries in the USA and Europe.

Information on the Company’s long-lived assets held in different geographic locations is summarized as follows:

	December 31,
	2009	2010
	EUR	EUR
	(in thousands)
Long-lived assets
USA	12,549	9,697
Canada	3,784	3,290
Cyprus	13,734	10,695
Sweden	3,874	3,130
Spain	772	480
Other European countries	19	—

Total	34,731	27,292

For the years ended 2008, 2009 and 2010, no customer accounted for more than 10% of consolidated revenues.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates our net sales by product group for the periods indicated.

	Years ended December 31,
	2008	2009	2010
	EUR	EUR	EUR
	(in thousands)
Net sales by product group
Internet	4,218	13,129	14,766
Broadcasting	5,805	4,491	3,859
DVDs & Magazines	7,687	3,843	3,151
Wireless	1,957	1,597	1,494

Total	19,667	23,061	23,270

18. Stock-based compensation

The Company has an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available as described below. The compensation cost charged against income for the twelve-month periods ended December 31, 2009 and 2010 was EUR 3 thousand and EUR 2 thousand, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

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

Under the expired plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments, and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ. At December 31, 2010, options for 8,668 shares were still outstanding under the 1999 Plan.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, Awards for 2,065,667 shares were available for future grant under the 2009 EIP. Awards become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee.

A summary of stock option activity for the year ended December 31, 2010 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1][0] in Thousands of USD
Outstanding January 1, 2010	17,336	6.77
Granted	—	—
Exercised	—	—
Expired or forfeited	7,668	7.21

Outstanding December 31, 2010	9,668	6.42	1.5	—

Exercisable December 31, 2010	9,668	6.42	1.5	—

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

During the twelve-month periods ended December 31, 2008 and 2009 grants for 7,000 and 4,334 shares for each year, respectively, were made. During the twelve-month periods ended December 31, 2010, no grants for shares were made. The following assumptions were used in calculating the fair value:

	2008	2009
Expected volatility	50%	70%
Expected dividend yield	—	—
Expected term (in years)	2.5	2.36
Risk-free interest rate	2.96%	3.49%
Weighted average fair value	$1.20	$0.82

As of December 31, 2010, there was no unrecognized compensation cost related to nonvested option granted under the Plan. The total fair value of all options vested and outstanding at December 31, 2009 and 2010, was USD 42 thousand and USD 22 thousand, respectively.

10

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2010.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Fair value measurements

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists the three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (such as a Black-Scholes or Lattice model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, such as goodwill, other intangible assets and developed website technology, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair values determined were based on valuation techniques using the best information available and primarily included market comparables, relief from royalty method and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value.

The following tables presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis:

	For the year ended December 31, 2010
	Level 1	Level 2	Level 3	Fair Value	Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Goodwill (a)	—	—	7,112	7,112	(1,320)
Other intangible assets (b)	—	—	1,613	1,613	(242)
Property, plant and equipment (c)	—	—	1,050	1,050	(548)

Total	—	—	9,775	9,775	(2,110)

(a)	Measurement relates to impairment reviews performed with respect to our eCommerce business in USA and our video distribution company in the Benelux countries. See Note 8 Goodwill and Other Intangible Assets for additional discussion.

(b)	Measurement relates to impairment reviews performed with respect to our eCommerce business in USA. See Note 8 Goodwill and Other Intangible Assets for additional discussion.

(c)	Measurement relates to impairment reviews performed with respect to our eCommerce business in USA. See Note 6 Property, plant and equipment for additional discussion.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2009
	Level 1	Level 2	Level 3	Fair Value	Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Goodwill (a)	—	—	458	458	(884)

Total	—	—	458	458	(884)

(a)	Measurement relates to impairment reviews performed with respect to our video distribution company in the Benelux countries. See Note 8 Goodwill and Other Intangible Assets for additional discussion.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2010, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair values of liabilities measured on a recurring basis were determined using the following inputs:

	For the year ended December 31, 2010
	Level 1	Level 2	Level 3	Net Fair Value	Total Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Contingent consideration payable (a)	—	—	514	514	4,189

Total	—	—	514	514	4,189

	For the year ended December 31, 2009
	Level 1	Level 2	Level 3	Net Fair Value	Total Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Contingent consideration payable (a)	—	—	4,703	4,703	—

Total	—	—	4,703	4,703	—

(a)	Under certain acquisition agreements, the Company has agreed to pay the sellers earnouts based on the performance of the businesses acquired. These earnout payments will be made in common stock of the Company. Contingent consideration payable is measured at its acquisition date fair value. Contingent consideration payable in the tables above represents the estimated fair value of additional future earn-outs payable for such acquisitions and is based on management’s estimates and entity-specific assumptions, which are Level 3 inputs. See Note 9. Contingent consideration payable for additional discussion.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Contingent Consideration Payable
EUR
(in thousands)
Balance at January 1, 2009	—
Acquisitions (Note 9)	4,703

Balance at December 31, 2009	4,703
Change in fair value recorded in earnings	(4,189)

Balance at December 31, 2010	514

20. Selected quarterly financial data (unaudited)

Selected quarterly financial data for the years ended December 31, 2010 and 2009 is summarized as follows:

	For the year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	6,363	6,037	5,878	4,993	23,270
Gross profit	2,039	2,047	2,066	269	6,422
Net income (loss)	(1,198)	931	(2,598)	(1,470)	(4,335)
Net income (loss) per share:
Basic	(0.05)	0.04	(0.12)	(0.07)	(0.20)

Diluted	(0.05)	0.04	(0.12)	(0.07)	(0.20)

Weighted average shares outstanding:
Basic	22,005,032	22,005,816	22,005,824	22,115,824	22,005,569

Diluted	n/a	n/a	n/a	n/a	n/a

	For the year 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	5,804	6,175	5,757	5,325	23,061
Gross profit	2,239	2,145	2,163	(349)	6,197
Net income (loss)	(835)	(1,553)	(1,205)	(16,917)	(20,510)
Net income (loss) per share:
Basic	(0.04)	(0.08)	(0.06)	(0.78)	(0.99)

Diluted	(0.04)	(0.08)	(0.06)	(0.78)	(0.99)

Weighted average shares outstanding:
Basic	20,042,454	20,704,934	20,704,934	21,614,934	20,773,440

Diluted	n/a	n/a	n/a	n/a	n/a

a.	In the three month period ending December 31, 2010 the Company recorded impairment charges of EUR 2,048 thousand related to our newly acquired eCommerce business in USA. The impairment affected goodwill, other intangible assets and developed website technology by EUR 1,258 thousand, EUR 242 thousand and EUR 548 thousand, respectively. The relevant charges were recorded in impairment of goodwill and other intangible assets, except for developed website technology which was recorded in cost of sales.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.	In the three month periods ending June 30 and December 31, 2010, the Company recorded EUR 2,352 thousand and EUR 1,837 thousand benefit from change in fair value of contingent consideration payable as a result of the performance of GameLink and Sureflix. In 2009 and 2010 the EBITDA earnout targets were not reached and as a result of re-measurement, using the lattice model, the current fair value was adjusted.

c.	As a result of impairment reviews performed in 2009 and 2010, goodwill related to the Company’s video distribution company in the Benelux countries was reduced by EUR 884 thousand and 62 thousand, respectively. The relevant charges were recorded in impairment of goodwill and other intangible assets in the three month periods ending December 31, 2009 and 2010.

d.	In the three month period ending December 31, 2009 the Company recorded a write-down of magazine inventory of EUR 806 thousand in cost of sales.

e.	In the three month period ending December 31, 2009 the Company recorded selling, general and administrative expenses of a non-recurring nature totaling EUR 8,657 thousand. The non-recurring expenses were made up of: provision against related party receivable of EUR 7,250 thousand, investment write-off of EUR 1,022 thousand and acquisition related expenses of EUR 385 thousand.

SCHEDULE II

PRIVATE MEDIA GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions charged to
	Opening balance	Costs and expenses	Revenue (a)	Deductions (b)	Ending balance
	EUR	EUR	EUR	EUR	EUR
Description
Allowance deducted in the balance sheet from the asset to which it applies:

Year ended December 31, 2010:
Allowance for magazine returns	104		275	(292)	87

Allowance for doubtful accounts	1,788	718		(64)	2,442

Year ended December 31, 2009:
Allowance for magazine returns	207	—	407	(510)	104

Allowance for doubtful accounts	1,389	567		(168)	1,788

Year ended December 31, 2008:
Allowance for magazine returns	308	—	843	(945)	207

Allowance for doubtful accounts	1,269	333		(214)	1,389

Notes:

(a)	Represents provisions for expected returns of magazines from national distribution networks which are charged to net revenues.
(b)	Represents settlements on returns provisions previously recorded, and write-offs less recoveries on doubtful accounts.