Form 10-Q
period 2011-03-31
PRIVATE MEDIA GROUP INC
filed 2011-06-09
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at June 8, 2011
Common Stock, par value $.001	20,815,824

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31, (Unaudited)
	2010	2011	2011
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	370	349	498
Trade accounts receivable	4,199	3,842	5,489
Inventories - net (Note 2)	1,790	1,769	2,527
Deferred income tax asset	5,014	5,014	7,163
Prepaid expenses and other current assets	618	573	819

TOTAL CURRENT ASSETS	11,990	11,547	16,495

Library of photographs and videos	8,345	7,429	10,613
Property, plant and equipment	4,397	3,929	5,613
Other intangible assets	4,847	4,816	6,880
Goodwill	9,204	9,204	13,148
Other assets	500	490	699

TOTAL ASSETS	39,283	37,414	53,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	2,689	2,320	3,315
Current portion of long-term borrowings	402	587	838
Accounts payable trade	6,146	5,307	7,581
Income taxes payable	1,059	1,059	1,513
Deferred income taxes	277	277	396
Accrued other liabilities	2,519	2,609	3,726

TOTAL CURRENT LIABILITIES	13,093	12,158	17,369

Contingent consideration payable	514	514	735
Long-term borrowings	1,905	1,678	2,397
Related party payable	30	18	25

TOTAL LIABILITIES	15,542	14,368	20,526

SHAREHOLDERS’ EQUITY

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2010 and March 31, 2011, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 20,815,824 and 20,815,824 issued and outstanding at December 31, 2010 and March 31, 2011, respectively	869	869	1,242
Additional paid-in capital	30,468	30,468	43,526
Retained earnings	(2,771)	(3,786)	(5,409)
Accumulated other comprehensive income	(4,824)	(4,505)	(6,436)

TOTAL SHAREHOLDERS’ EQUITY	23,742	23,046	32,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	39,283	37,414	53,449

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended March 31, (unaudited)
	2010	2011	2011
	EUR	EUR	USD
	(in thousands)
Net sales	6,363	5,370	7,672
Cost of sales	4,324	3,381	4,830

Gross profit	2,039	1,990	2,842
Selling, general and administrative expenses	3,128	2,886	4,123

Operating income (loss)	(1,088)	(896)	(1,280)
Interest expense	96	111	158
Interest income	—	—	—

Income (loss) before income taxes	(1,184)	(1,007)	(1,439)
Income tax	14	7	10

Net income (loss)	(1,198)	(1,014)	(1,449)

Other comprehensive income:
Foreign currency translation adjustments	(628)	319	456

Comprehensive income	(1,826)	(695)	(993)

Net income (loss) per share:
Basic	(0.05)	(0.05)	(0.07)

Diluted	(0.05)	(0.05)	(0.07)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-months ended March 31, (unaudited)
	2010	2011	2011
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(1,198)	(1,014)	(1,449)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	198	146	208
Stock based compensation	1	—	—
Bad debt provision	8	120	172
Amortization of other intangible assets	31	31	44
Amortization of web pages	765	481	688
Amortization of photographs and videos	1,311	1,122	1,603
Effects of changes in operating assets and liabilities:
Trade accounts receivable	(1)	237	338
Inventories	334	21	31
Prepaid expenses and other current assets	(325)	45	64
Accounts payable trade	123	(839)	(1,199)
Income taxes payable	—	—	—
Accrued other liabilities	149	89	127

Net cash provided by operating activities	1,397	438	626
Cash flows used in investing activities:
Investment in library of photographs and videos	(687)	(207)	(295)
Capital expenditures	(502)	(158)	(226)
Investments in (sale of) other assets	173	10	15

Net cash (used in) investing activities	(1,017)	(354)	(506)
Cash flows from financing activities:
Short-term borrowings – repayments	(18)	(404)	(577)
Short-term borrowings – additions	180	35	50
Long-term borrowings – repayments	(89)	(79)	(112)
Long-term borrowings – additions	37	24	34

Net cash (used in) provided by financing activities	111	(424)	(605)
Foreign currency translation adjustment	(628)	319	456

Net (decrease) increase in cash and cash equivalents	(138)	(21)	(29)
Cash and cash equivalents at beginning of the period	613	370	528

Cash and cash equivalents at end of the period	475	349	498

Cash paid for interest	53	66	95

Cash paid for taxes	—	20	29

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2010	20,704,934	869	30,466	1,564	(3,565)	29,334
Shares issued in reverse split	890	—	—	—	—	—
Conversion of exchangeable shares	110,000	—	—	—	—	—
Stock based compensation	—	—	2	—	—	2
Translation adjustment	—	—	—	—	(1,259)	(1,259)
Net loss	—	—	—	(4,335)	—	(4,335)

Balance at December 31, 2010	20,815,824	869	30,468	(2,771)	(4,824)	23,742
Translation adjustment	—	—	—	—	319	319
Net loss	—	—	—	(1,014)	—	(1,014)

Balance at March 31, 2011	20,815,824	869	30,468	(3,786)	(4,505)	23,046

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2010.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2011 and for the three months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.70 per USD 1.00 the interbank exchange rate on March 31, 2011. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2.	Inventories

Inventories consist of the following:

	December 31,	March 31,
	2010	2011
	EUR	EUR
	(in thousands)
Magazines for sale and resale	564	475
DVDs	1,152	1,233
Other	73	61

	1,790	1,769

3.	Fair value measurements

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2011, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair values of liabilities measured on a recurring basis were determined using the following inputs:

	For the year ended December 31, 2010
	Level 1	Level 2	Level 3	Net Fair Value	Total Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Contingent consideration payable (a)	—	—	514	514	4,189

Total	—	—	514	514	4,189

	For the three months ended March 31, 2011
	Level 1	Level 2	Level 3	Net Fair Value	Total Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Contingent consideration payable (a)	—	—	514	514	—

Total	—	—	514	514	—

(a)	Under certain acquisition agreements, the Company has agreed to pay the sellers earnouts based on the performance of the businesses acquired. These earnout payments will be made in common stock of the Company. Contingent consideration payable is measured at its acquisition date fair value. Contingent consideration payable in the tables above represents the estimated fair value of additional future earn-outs payable for such acquisitions and is based on management’s estimates and entity-specific assumptions, which are Level 3 inputs.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Contingent Consideration Payable
EUR
(in thousands)
Balance at January 1, 2010	4,703
Change in fair value recorded in earnings	(4,189)

Balance at December 31, 2010	514

Balance at March 31, 2011	514

4.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended March 31,
	2010	2011
Numerator: (EUR in thousands)
Net income (loss)	(1,198)	(1,014)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	22,005,032	22,005,824

Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	—	—

Earnings (loss) per share (in EUR)
Basic	(0.05)	(0.05)

Diluted	(0.05)	(0.05)

For the three months ended March 31, 2010 and 2011 diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.05 and EUR 0.05. For 2010 and 2011, basic earnings per share include exchangeable shares equivalent to 1,300,000 and 1,190,000 shares of common stock outstanding, respectively, in the period.

5.	Stock-based compensation

The Company has an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available as described below. The compensation cost charged against income for the three-month periods ended March 31, 2010 was EUR 1 thousand, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

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

Under the expired plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments, and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ. At March 31, 2011, options for 8,668 shares were still outstanding under the 1999 Plan.

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

At March 31, 2011, Awards for 2,065,667 shares were available for future grant under the 2009 EIP. Awards become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

A summary of stock option activity for the three month period ended March 31, 2011 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2011	9,668	6.42
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding March 31, 2011	9,668	6.42	1.2	—

Exercisable March 31, 2011	9,668	6.42	1.2	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current dividend policy. During the three month periods ended March 31, 2010 and 2011 no grants were made.

As of March 31, 2011, there was no unrecognized compensation cost related to nonvested option granted under the Plan. The total fair value of all options vested and outstanding at March 31, 2010 and 2011, was USD 42 thousand and USD 22 thousand, respectively.

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

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2011.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 356 thousand were accrued as of March 31, 2011, of which EUR 12 thousand was recognized as interest expense during the three-month period then ended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with the consolidated financial statements and the notes and the other financial data in this Report. The matters that we discuss in this section, with the exception of historical information, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties relate to factors such as: (1) the timing of the introduction of new products and services and the extent of their acceptance in the market; (2) our expectations of growth in demand for our products and services; (3) our ability to successfully implement expansion and acquisition plans; (4) the impact of expansion on our revenue, cost basis and margins; (5) our ability to respond to changing technology and market conditions; (6) the effects of regulatory developments and legal proceedings with respect to our business; (7) the impact on the Company and its investors from the outcome of legal proceedings referred to in Part II – Other Information - Item 1 – Legal Proceedings; (8) the impact of exchange rate fluctuations; and (9) our ability to obtain additional financing. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our Annual Report for 2010 filed on Form 10-K.

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

Other Intangible Assets represents the value attributable to: a) Customer base, which was acquired from two of the Company’s former distributors in the U.S. and in Canada in 2001 and 2003, respectively. The amortization expense is calculated on a straight-line basis over 10 years for each acquisition, b) Broadcasting asset, which was acquired from International Film Production and Distribution Limited in 2003. At the time of acquisition, the asset was deemed to have an indefinite life and is not subject to amortization, and c) Trade and Domain names, which were acquired from GameLink and Sureflix. At the time of acquisition, the assets were deemed to have an indefinite life and are not subject to amortization.

Goodwill and indefinite lived intangible assets are reviewed annually for impairment (or more frequently if indicators of impairment arise). Further separable intangible assets that are not deemed to have an indefinite life are amortized over their expected useful lives.

During 2008, 2009 and 2010, the we had impairment charges of EUR 293 thousand, EUR 884 thousand and EUR 1,562 thousand, respectively, and going forward additional impairment charges may occur.

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

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Net sales. For the three months ended March 31, 2011, we had net sales of EUR 5.4 million compared to net sales of EUR 6.4 million for the three months ended March 31, 2010, a decrease of EUR 1.0 million. Internet sales decreased EUR 0.3 million to EUR 3.6 million, which represents a decrease of 9% compared to the same period last year. The reduction in Internet sales was primarily attributable to a decrease in sales from the gay content division. Broadcasting sales decreased EUR 0.1 million to EUR 0.9 million, which represents a decrease of 5% compared to the same period last year. DVD & Magazine sales decreased EUR 0.4 million, or 42%, to EUR 0.6 million. Wireless sales decreased EUR 0.2 million to EUR 0.3 million, which represents a decrease of 37% compared to the same period last year. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below).

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 3.4 million for the three months ended March 31, 2011 compared to EUR 4.3 million for the three months ended March 31, 2010, a decrease of EUR 0.9 million, or 22%. Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 2.0 million for the three months ended March 31, 2011 compared to EUR 2.4 million for the three months ended March 31, 2010. Internet cost as a percentage of related sales in the period was 56% compared to 62% in the same period last year. The decrease of EUR 1.0 million was primarily the result of reduced sales and reduced website amortization as a result of an old website which was decommissioned in May 2010. There was no broadcasting and wireless cost for the three months ended March 31, 2011 compared to EUR 0.1 million for the three months ended March 31, 2010. The reduction in cost was due to the reversal of provisions for expected cost. Printing, processing and duplication cost was EUR 0.3 million for the three months ended March 31, 2011 compared to EUR 0.5 million for the three months ended March 31, 2010, a decrease of EUR 0.2 million, or 40%. The decrease was primarily a reflection of the decrease in sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 48% for the three months ended March 31, 2011 compared to 47% in the same period last year. Amortization of library was EUR 1.1 million for the three months ended March 31, 2011 compared to EUR 1.3 million for the three months ended March 31, 2010, which represents a decrease of EUR 0.2 million. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended March 31, 2011, we realized a gross profit of EUR 2.0 million, or 37% of net sales compared to EUR 2.0 million, or 32% of net sales for the three months ended March 31, 2010. The increase in gross profit as a percentage of sales was primarily the result of reduced amortization of library and websites.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 2.9 million for the three months ended March 31, 2011 compared to EUR 3.1 million for the three months ended March 31, 2010, a decrease of EUR 0.2 million, or 8%. The decrease was primarily the result of reduced payroll and depreciation by EUR 0.5 million and EUR 0.1 million, respectively. The decrease was offset by increased legal expenses and bad debt provision.

Operating loss. We reported an operating loss of EUR 0.9 million for the three months ended March 31, 2011 compared to an operating loss of EUR 1.1 million for the three months ended March 31, 2010. The reduced operating loss was the result of reduced selling, general and administrative expenses.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended March 31, 2011, compared to EUR 0.1 million for the three months ended March 31, 2010.

Income tax expense/benefit. We reported no income tax expense or benefit for the three months ended March 31, 2011 and 2010.

Net loss. We reported a loss of EUR 1.0 million for the three months ended March 31, 2011, compared to EUR 1.2 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

We reported a working capital deficit of EUR 0.6 million at March 31, 2011, a decrease of EUR 0.5 million compared to the year ended December 31, 2010. The improvement in working capital is principally attributable to a decrease in current liabilities.

Operating Activities

Net cash provided by operating activities was EUR 0.4 million for the three months ended March 31, 2011, and was primarily the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities. The net loss of EUR 1.0 million was adjusted to reconcile net income to net cash flows from operating activities with bad debt provision of EUR 0.1 million, amortization of web pages and of EUR 0.5 million, depreciation of EUR 0.1 million and amortization of photographs and videos of EUR 1.1 million making a total of EUR 0.9 million. The total of EUR 0.9 million was added to by changes in trade accounts receivable, inventories, prepaid expenses and other current assets, and accrued other liabilities totaling EUR 1.4 million offset by EUR 0.8 million from accounts payable trade. Net cash provided by operating activities was EUR 1.4 million for the three months ended March 31, 2010. The decrease in net cash provided by operating activities of EUR 1.0 million for the three months ended March 31, 2011 compared to the same period last year was the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was EUR 0.4 million. The investing activities were principally capital expenditure of EUR 0.2 million and investment in library of photographs and videos of EUR 0.2 million, which was carried out in order to maintain the 2011 release schedules. Net cash used in investing activities decreased EUR 0.7 million over the same period last year. The decrease is principally due to decreased investment in library of photographs and videos and decreased capital expenditure related to website activities.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2011 was EUR 0.4 million. Net cash provided by financing activities for the three-month period ended March 31, 2010 was EUR 0.1 million. The change of EUR 0.5 million was primarily the result of repayments on borrowings.

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

Although we expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months, we may need to raise additional funds to support more rapid growth or respond to unanticipated requirements. In this regard, we are presently engaged in litigation in New York state court with a third party lender regarding our obligations under a promissory note. An adverse outcome in this dispute would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. In addition, this lender has recently filed an application with the New York court seeking an order attaching assets of the Company as security for the promissory note, which if granted may make it more difficult to obtain bank financing. For additional information regarding this litigation, see Disputed Contractual Obligation below and Part I - Item 3 – Legal Proceedings in our Form 10-K for the period ended December 31, 2010.

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

Disputed Contractual Obligation

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note was guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, President and principal shareholder, and the guaranty was secured by 1,650,000 shares of Private Media Group, Inc. common stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private common stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million, utilizing an interest rate of 7%. As of March 31, 2011, EUR 2.0 million ($2.9 million), including accrued interest, was outstanding.

Consipio has filed a legal proceeding against the Company in New York to collect the amount due under the Note. An adverse outcome in this proceeding would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. In addition, this lender has recently filed an application with the New York court seeking an order attaching assets of the Company in the amount of $6.7 million as security for the promissory note, which if granted may make it more difficult to obtain bank financing. For additional information regarding this litigation, see Part I, Item 3 – Legal Proceedings, contained in the Company’s Form 10-K for the period ending December 31, 2010.

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

In May 2010, we launched our new private.com membership platform which we have been building since mid 2009. The new platform features a number of proprietary sites and it is also available as a white label2 version, which we expect will attract adult content providers and affiliates worldwide. In addition, the new platform has been built to be substantially less labor intensive to operate compared to the previous one. The new platform has already proved to have improved conversion rates and during the second half of 2010 the new membership pay-site attracted 73% more unique visitors compared to the previous one in the same period in 2009.

[2]	A white label product or service is a product or service produced by one company (the producer) that other companies (the marketers) rebrand to make it appear as if they made it.

In April 2010, GameLink, launched a proprietary mobile solution enabling users to instantly stream over 15,000 movies. The platform is available to Smart Phones at the url: www.gamelink.com. The mobile Internet platform allows consumers to purchase and consume content instantly. All content is available for future viewing in the customer’s virtual media center, stored in the company’s “cloud”. The platform has been optimized to work with Apple devices including the iPhone, iPod, the iPad as well as Android devices. Furthermore, in 2010, Apple’s OS upgrade to iOS4.3 for iPhones, iPads and iPod touches made it possible to watch GameLink’s mobile library on Apple TV by allowing users to redirect content streaming from those devices to their Apple TV. In addition to streaming, consumers can choose to download their movies or purchase DVDs and novelties from the globally accessible platform. A white label version of the mobile platform is available and is being marketed to adult studios and affiliates worldwide. Our objective is to become the main provider of an off-portal mobile platform solution to all major content providers in our industry. In contrast to Private’s existing mobile content business, which is based on an on-portal model going through content aggregators and carriers, this new business is off-portal and provides substantially improved margins as content is sold directly by ourselves to the consumer. Our weekly sales for the GameLink VOD mobile solution has been steadily increasing since its launch and current weekly sales represents a USD 1.0 million twelve-month run rate. In August 2010, Sureflix introduced mobile VOD on its existing platform for its Maleflixxx network of hundreds of sites. The new mobile platform, Maleflixxx Mobile, allows consumers to view gay content on all mobile devices, including the iPad, iPod Touch, iPhone and Android handsets. Furthermore, in Q4, 2010, we released a number of Smart Phone apps with an end to increase traffic to our mobile assets. With the Smart Phone market growing rapidly3, we expect to generate substantial growth from our mobile VOD initiatives going forward.

With respect to broadcasting, Private content is currently broadcasted via 194 platforms in 42 countries. We are continuing to implement our media growth strategy across all delivery systems, including: DTT, satellite, cable and IPTV. While European broadband users are signing up for IPTV services in the hundreds of thousands each month, making Europe the biggest and fastest growing IPTV region in the world, we have successfully implemented part of our new media strategy and contracted for supplying content for TVOD4 services to a total of 26 major platform operators in 18 countries in the region. During 2010 the European IPTV market grew by 25% to 20.7 million IPTV subscribers5 and by the end of the year we had more than 75% market coverage. France remains the “world champion” IPTV country with 10.3 million subscribers and we cover 100% of this market. In relation to Private branded TV channels carrying our content in Europe and Latin America, our partners Playboy TV International and Playboy TV Latin America continue to improve distribution. In 2010, the Private Spice agreement with Playboy TV International was renewed for another five years. The channel is receivable in all of Europe and it currently has distribution in 22 countries via 101 cable, satellite, DTT and IPTV platforms. During the past twelve months, Playboy TV Latin America continued to increase the distribution of the Private Channel. The channel is receivable in all of Latin America and it currently has distribution in 19 countries via 63 cable, satellite and IPTV platforms and reaches 38 million platform subscribers. Going forward, we expect to grow our broadcasting distribution both on existing and additional platforms.

[3]	According to Parks Associates report of March, 2010, “Smart Phone: King of Convergence”: the number of Smart Phone users is expected to quadruple, exceeding 1 billion worldwide by 2014.
[4]	True Video On Demand - (TVOD) - TVOD is the ideal VOD service where individual users get immediate responses when interacting with the VOD system. With TVOD, the user can not only get instant access to the program online and watch it on TV, but also be able to do any VCR or DVD-like commands on the VOD system with the same quick response time as it is when working a VCR or DVD.
[5]	According to Point Topic’s report of March, 2011, “IPTV Q4 2010 Short Report”.

Private’s mobile “on portal” revenues declined again in 2011. We are still the most distributed adult brand in the world and will monetize existing distribution as best as we can by going live with the few outstanding carriers and replacing non-performing content aggregators with new ones. During 2010, the distribution of Private content continued to increase and by the end of the year it was available to 1.5 billion handsets via 114 mobile network operators in 37 countries. The markets of Asia and the Americas are still underexploited by us and therefore represent a significant growth potential. Furthermore, Mobile TV, increased penetration of Smart Phones and the implementation of age verification systems offer additional growth potential with both current and future operators in 2011 and beyond6.

During 2010, the DVD market has continued to shrink, with sales for our physical products declining by 18%. However, the DVD business is by no means dead even in this competitive landscape. The content providers that manage to survive the current “clean out” will control the DVD market going forward.

[6]	Juniper Research estimates in its 2010 study ‘Mobile Adult Strategies: Downloads, Video Chat, Apps & Messaging 2010-2015.’ that global revenues from all mobile adult services will rise from $1.7 billion in 2009 to $2.8 billion by 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a party to pending material legal proceedings. For information regarding these proceedings see Part I, Item 3 – Legal Proceedings, contained in the Company’s Form 10-K for the period ending December 31, 2010.

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: June 9, 2011	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer