Form 10-Q
period 2011-06-30
PRIVATE MEDIA GROUP INC
filed 2011-08-15
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at August 3, 2011
Common Stock, par value $.001	21,805,824

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30, (Unaudited)
	2010	2011	2011
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	370	269	389
Trade accounts receivable	4,199	3,523	5,106
Inventories - net (Note 2)	1,790	1,730	2,507
Deferred income tax asset	5,014	5,014	7,267
Prepaid expenses and other current assets	618	596	864

TOTAL CURRENT ASSETS	11,990	11,131	16,132

Library of photographs and videos	8,345	6,538	9,475
Property, plant and equipment	4,397	3,534	5,121
Other intangible assets	4,847	4,790	6,942
Goodwill	9,204	9,204	13,339
Other assets	500	466	676

TOTAL ASSETS	39,283	35,663	51,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	2,689	2,325	3,369
Current portion of long-term borrowings	402	530	768
Accounts payable trade	6,146	4,467	6,474
Income taxes payable	1,059	985	1,428
Deferred income taxes	277	277	401
Accrued other liabilities	2,519	2,847	4,126

TOTAL CURRENT LIABILITIES	13,093	11,430	16,565

Contingent consideration payable	514	514	746
Long-term borrowings	1,905	1,557	2,256
Related party payable	30	7	10

TOTAL LIABILITIES	15,542	13,508	19,577

SHAREHOLDERS’ EQUITY

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2010 and June 30, 2011, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 20,815,824 and 20,815,824 issued and outstanding at December 31, 2010 and June 30, 2011, respectively	869	869	1,259
Additional paid-in capital	30,468	30,468	44,156
Retained earnings	(2,771)	(4,893)	(7,091)
Accumulated other comprehensive income	(4,824)	(4,289)	(6,216)

TOTAL SHAREHOLDERS’ EQUITY	23,742	22,155	32,109

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	39,283	35,663	51,686

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended June 30, (unaudited)		Six-months ended June 30, (unaudited)
	2010	2011	2010	2011	2011
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	6,037	4,705	12,400	10,075	14,601
Cost of sales	3,989	3,058	8,313	6,438	9,331

Gross profit	2,047	1,647	4,087	3,637	5,270
Selling, general and administrative expenses	3,362	2,671	6,490	5,557	8,054
Change in fair value of contingent consideration payable	2,352	—	2,352	—	—

Operating income (loss)	1,037	(1,024)	(51)	(1,921)	(2,783)
Interest expense	102	78	198	189	275
Interest income	—	2	—	2	2

Income (loss) before income taxes	935	(1,101)	(249)	(2,108)	(3,055)
Income tax (benefit)	4	7	17	14	20

Net income (loss)	931	(1,108)	(266)	(2,122)	(3,075)

Other comprehensive income:
Foreign currency translation adjustments	(757)	216	(1,386)	535	776

Comprehensive income	174	(891)	(1,652)	(1,587)	(2,299)

Net income (loss) per share:
Basic	0.04	(0.05)	(0.01)	(0.10)	(0.14)

Diluted	0.04	(0.05)	(0.01)	(0.10)	(0.14)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-months ended June 30, (unaudited)
	2010	2011	2011
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(266)	(2,122)	(3,075)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	387	284	412
Change in fair value of contingent consideration payable	(2,352)	—	—
Stock based compensation	2	—	—
Bad debt provision	21	207	300
Amortization of other intangible assets	62	58	84
Amortization of web pages	1,552	932	1,351
Amortization of photographs and videos	2,552	2,190	3,174
Effects of changes in operating assets and liabilities:
Trade accounts receivable	64	469	680
Inventories	533	60	87
Prepaid expenses and other current assets	(159)	22	32
Accounts payable trade	235	(1,679)	(2,433)
Income taxes payable	—	(74)	(107)
Accrued other liabilities	393	327	474

Net cash provided by operating activities	3,024	675	978
Cash flows used in investing activities:
Investment in library of photographs and videos	(1,115)	(383)	(556)
Capital expenditures	(1,093)	(354)	(513)
Investments in (sale of) other assets	168	34	49

Net cash (used in) investing activities	(2,041)	(704)	(1,020)
Cash flows from financing activities:
Short-term borrowings – repayments	(385)	(434)	(629)
Short-term borrowings – additions	416	69	101
Long-term borrowings – repayments	(149)	(243)	(352)
Long-term borrowings – additions	304	—	—

Net cash (used in) provided by financing activities	187	(608)	(881)
Foreign currency translation adjustment	(1,386)	535	776

Net (decrease) increase in cash and cash equivalents	(216)	(101)	(147)
Cash and cash equivalents at beginning of the period	613	370	536

Cash and cash equivalents at end of the period	397	269	389

Cash paid for interest	140	117	170

Cash paid for taxes	—	74	107

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2010	20,704,934	869	30,466	1,564	(3,565)	29,334
Shares issued in reverse split	890	—	—	—	—	—
Conversion of exchangeable shares	110,000	—	—	—	—	—
Stock based compensation	—	—	2	—	—	2
Translation adjustment	—	—	—	—	(1,259)	(1,259)
Net loss	—	—	—	(4,335)	—	(4,335)

Balance at December 31, 2010	20,815,824	869	30,468	(2,771)	(4,824)	23,742
Translation adjustment	—	—	—	—	535	535
Net loss	—	—	—	(2,122)	—	(2,122)

Balance at June 30, 2011	20,815,824	869	30,468	(4,893)	(4,289)	22,155

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six months period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2010.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2011 and for the six months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.69 per USD 1.00 the interbank exchange rate on June 30, 2011. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2.	Inventories

Inventories consist of the following:

	December 31,	June 30,
	2010	2011
	EUR	EUR
	(in thousands)
Magazines for sale and resale	564	463
DVDs	1,152	1,204
Other	73	63

	1,790	1,730

3.	Fair value measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2011, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair values of liabilities measured on a recurring basis were determined using the following inputs:

	For the year ended December 31, 2010
	Level 1	Level 2	Level 3	Net Fair Value	Total Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Contingent consideration payable (a)	—	—	514	514	4,189

Total	—	—	514	514	4,189

	For the six months ended June 30, 2011
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

Contingent Consideration Payable
EUR
(in thousands)
Balance at January 1, 2010	4,703
Change in fair value recorded in earnings	(4,189)

Balance at December 31, 2010	514

Balance at June 30, 2011	514

4.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
	2010	2011	2010	2011
Numerator: (EUR in thousands)
Net income (loss)	931	(1,108)	(266)	(2,122)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	22,005,816	22,005,824	22,005,423	22,005,824

Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	—	—	n/a	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	22,005,816	—	n/a	—

Earnings (loss) per share (in EUR)
Basic	0.04	(0.05)	(0.01)	(0.10)

Diluted	0.04	(0.05)	(0.01)	(0.10)

For the six months ended June 30, 2010, diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.01. For the three and six months ended June 30, 2010 and 2011, basic earnings per share include exchangeable shares equivalent to 1,300,000 and 1,190,000 shares of common stock outstanding, respectively.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

5.	Stock-based compensation

The Company has an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available as described below. The compensation cost charged against income for the six-month period ended June 30, 2010 was EUR 2 thousand, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

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

Under the expired plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments, and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ. At June 30, 2011, options for 8,668 shares were still outstanding under the 1999 Plan.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

At June 30, 2011, Awards for 2,065,667 shares were available for future grant under the 2009 EIP. Awards become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee.

A summary of stock option activity for the six month period ended June 30, 2011 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2011	9,668	6.42
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding June 30, 2011	9,668	6.42	1.0	—

Exercisable June 30, 2011	9,668	6.42	1.0	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current dividend policy. During the six month periods ended June 30, 2010 and 2011 no grants were made.

As of June 30, 2011, there was no unrecognized compensation cost related to nonvested option granted under the Plan. The total fair value of all options vested and outstanding at June 30, 2010 and 2011, was USD 42 thousand and USD 22 thousand, respectively.

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

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 30, 2011.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

within the 12-month period from the balance sheet date. The Company has substantially concluded all US Federal and State income tax matters for years up to and including 2004 and 2002 respectively, and all foreign income tax matters for years up to 2003.

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 364 thousand were accrued as of June 30, 2011, of which EUR 20 thousand was recognized as interest expense during the six-month period then ended.

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

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Net sales. For the three months ended June 30, 2011, we had net sales of EUR 4.7 million compared to net sales of EUR 6.0, million for the three months ended June 30, 2010, a decrease of EUR 1.3 million, or 22%. Internet sales decreased EUR 0.6 million to EUR 3.1 million, which represents a decrease of 17% compared to the same period last year. The reduction in Internet sales was attributable to a decrease in sales from our North American websites as a result of foreign exchange rate changes and a reduction in sales from our Gay Content division. Broadcasting sales decreased EUR 0.3 million to EUR 0.8 million, which represents a decrease of 24% compared to the same period last year. The decrease was primarily the result of fewer newly released titles being broadcasted. Wireless sales decreased EUR 0.2 million to EUR 0.2 million, which represents a decrease of 53% compared to the same period last year. The decrease was primarily the result of migration from on-portal sales to off-portal sales from Smart Phone users which is included in Internet sales. DVD & Magazine sales decreased EUR 0.2 million, or 29%, to EUR 0.5 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below).

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010, the average U.S. dollar exchange rate was 13% less which decreased all our sales, cost and expenses denominated in U.S. dollars by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from one period to another. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euro using the average exchange rate for the period. The balance sheet is translated at the period-end exchange rate.

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 3.1 million for the three months ended June 30, 2011 compared to EUR 4.0 million for the three months ended June 30, 2010, a decrease of EUR 0.9 million, or 23%. Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 1.8 million for the three months ended June 30, 2011 compared to EUR 2.4 million for the three months ended June 30, 2010. Internet cost as a percentage of related sales in the period was 57% compared to 63% in the same period last year. The decrease of EUR 0.6 million was primarily the result of reduced sales and reduced website amortization as a result of an old website which was decommissioned in May 2010. There was no broadcasting and wireless cost for the three months ended June 30, 2011 compared to EUR 0.1 million for the three months ended June 30, 2010. The reduction in cost was due to the reversal of provisions for expected cost. Printing, processing and duplication cost was EUR 0.2 million for the three months ended June 30, 2011 compared to EUR 0.3 million for the three months ended June 30, 2010, a decrease of EUR 0.1 million, or 38%. The decrease was primarily a reflection of the decrease in sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 34% for the three months ended June 30, 2011 compared to 38% in the same period last year. Amortization of library was EUR 1.1 million for the three months ended June 30, 2011 compared to EUR 1.2 million for the three months ended June 30, 2010. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended June 30, 2011, we realized a gross profit of EUR 1.6 million, or 35% of net sales compared to EUR 2.0 million, or 34% of net sales for the three months ended June 30, 2010. The increase in gross profit as a percentage of sales was primarily the result of reduced amortization of library and websites.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 2.7 million for the three months ended June 30, 2011 compared to EUR 3.4 million for the three months ended June 30, 2010, a decrease of EUR 0.7 million, or 21%. The decrease was primarily the result of reduced payroll and depreciation by EUR 0.7 million and EUR 0.1 million, respectively. The decrease was offset by increased bad debt provision.

Operating profit/loss. We reported an operating loss of EUR 1.0 million for the three months ended June 30, 2011 compared to an operating profit of EUR 1.0 million for the three months ended June 30, 2010. Discounting the effect of EUR 2.4 million in gain from change in fair value of contingent consideration payable in the three month period ended June 30, 2010, the operating result improved by EUR 0.3 million in the three month period ended June 30, 2011 as a result of reduced selling, general and administrative expenses offset by reduced gross profit.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended June 30, 2011, compared to EUR 0.1 million for the three months ended June 30, 2010.

Income tax expense/benefit. We reported no income tax expense or benefit for the three months ended June 30, 2011 and 2010.

Net Income/loss. We reported a net loss of EUR 1.1 million for the three months ended June 30, 2011, compared to net income of EUR 0.9 million for the three months ended June 30, 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Net sales. For the six months ended June 30, 2011, we had net sales of EUR 10.1 million compared to net sales of EUR 12.4, million for the six months ended June 30, 2010, a decrease of EUR 2.3 million, or

19%. Internet sales decreased EUR 1.0 million to EUR 6.7 million, which represents a decrease of 13% compared to the same period last year. The reduction in Internet sales was attributable to a decrease in sales from our North American websites as a result of foreign exchange rate changes and a reduction in sales from our Gay Content division. Broadcasting sales decreased EUR 0.3 million to EUR 1.7 million, which represents a decrease of 16% compared to the same period last year. The decrease was primarily the result of fewer newly released titles being broadcasted. Wireless sales decreased EUR 0.4 million to EUR 0.5 million, which represents a decrease of 44% compared to the same period last year. The decrease was primarily the result of migration from on-portal sales to off-portal sales from Smart Phone users which is included in Internet sales. DVD & Magazine sales decreased EUR 0.6 million, or 36%, to EUR 1.1 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales (see discussion under Outlook below).

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010, the average U.S. dollar exchange rate was 6% less which decreased all our sales, cost and expenses denominated in U.S. dollars by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from one period to another. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euro using the average exchange rate for the period. The balance sheet is translated at the period-end exchange rate.

Going forward, we expect Internet, wireless and Broadcasting sales to increase (see discussion under Outlook below).

Cost of Sales. Our cost of sales was EUR 6.4 million for the six months ended June 30, 2011 compared to EUR 8.3 million for the six months ended June 30, 2010, a decrease of EUR 1.9 million, or 23%. Included in cost of sales is Internet, broadcasting and wireless. printing, processing and duplication and amortization of library. Internet cost was EUR 3.8 million for the six months ended June 30, 2011 compared to EUR 4.8 million for the six months ended June 30, 2010. Internet cost as a percentage of related sales in the period was 56% compared to 63% in the same period last year. The decrease of EUR 1.1 million was primarily the result of reduced sales and reduced website amortization as a result of an old website which was decommissioned in May 2010. There was no broadcasting and wireless cost for the six months ended June 30, 2011 compared to EUR 0.2 million for the six months ended June 30, 2010. The reduction in cost was due to the reversal of provisions for expected cost. Printing, processing and duplication cost was EUR 0.5 million for the six months ended June 30, 2011 compared to EUR 0.8 million for the six months ended June 30, 2010, a decrease of EUR 0.3 million, or 39%. The decrease was primarily a reflection of the decrease in sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 41% for the six months ended June 30, 2011 compared to 43% in the same period last year. Amortization of library was EUR 2.2 million for the six months ended June 30, 2011 compared to EUR 2.6 million for the six months ended June 30, 2010. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the six months ended June 30, 2011, we realized a gross profit of EUR 3.6 million, or 36% of net sales compared to EUR 4.1 million, or 33% of net sales for the six months ended June 30, 2010. The increase in gross profit as a percentage of sales was primarily the result of reduced amortization of library and websites.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 5.6 million for the six months ended June 30, 2011 compared to EUR 6.5 million for the six months ended June 30, 2010, a decrease of EUR 0.9 million, or 14%. The decrease was primarily the result of reduced payroll and depreciation by EUR 1.2 million and EUR 0.1 million, respectively. The decrease was offset by increased legal expenses and bad debt provision.

Operating loss. We reported an operating loss of EUR 1.9 million for the six months ended June 30, 2011 compared to EUR 0.1 million for the six months ended June 30, 2010. Discounting the effect of EUR 2.4 million in gain from change in fair value of contingent consideration payable in the six month period ended June 30, 2010, the operating result improved by EUR 0.5 million in the six month period ended June 30, 2011 as a result of reduced selling, general and administrative expenses offset by reduced gross profit.

Interest expense. We reported interest expense of EUR 0.2 million for the six months ended June 30, 2011, compared to EUR 0.2 million for the six months ended June 30, 2010.

Income tax expense/benefit. We reported no income tax expense or benefit for the six months ended June 30, 2011 and 2010.

Net loss. We reported a loss of EUR 2.1 million for the six months ended June 30, 2011, compared to EUR 0.3 million for the six months ended June 30, 2010.

Liquidity and Capital Resources

We reported a working capital deficit of EUR 0.3 million at June 30, 2011, a decrease of EUR 0.8 million compared to the year ended December 31, 2010. The improvement in working capital is principally attributable to a decrease in current liabilities.

Operating Activities

Net cash provided by operating activities was EUR 0.7 million for the six months ended June 30, 2011, and was primarily the result of net income, as adjusted for non-cash transactions, offset by cash related to changes in operating assets and liabilities. The net loss of EUR 2.1 million was adjusted to reconcile net income to net cash flows from operating activities with bad debt provision of EUR 0.2 million, amortization of web pages of EUR 0.9 million, depreciation of EUR 0.3 million and amortization of photographs and videos of EUR 2.2 million making a total of EUR 1.5 million. The total of EUR 1.5 million was added to by changes in trade accounts receivable, inventories, prepaid expenses and other current assets, and accrued other liabilities totaling EUR 0.9 million offset by EUR 1.8 million from accounts payable trade and income taxes payable. Net cash provided by operating activities was EUR 3.0 million for the six months ended June 30, 2010. The decrease in net cash provided by operating activities of EUR 2.3 million for the six months ended June 30, 2011 compared to the same period last year was the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was EUR 0.7 million. The investing activities were principally capital expenditure of EUR 0.4 million and investment in library of photographs and videos of EUR 0.4 million, which was carried out in order to maintain the 2011 release schedules. Net cash used in investing activities decreased EUR 1.3 million over the same period last year. The decrease is principally due to decreased investment in library of photographs and videos and decreased capital expenditure related to website activities.

Financing Activities

Net cash used in financing activities for the six-month period ended June 30, 2011 was EUR 0.6 million. Net cash provided by financing activities for the six-month period ended June 30, 2010 was EUR 0.2 million. The change of EUR 0.8 million was primarily the result of repayments on borrowings.

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

Although we expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months, we may need to raise additional funds to support more rapid growth or respond to unanticipated requirements. In this regard, we are presently engaged in litigation in New York state court with a third party lender regarding our obligations under a promissory note. An adverse outcome in this dispute would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. In addition, this lender has recently filed an application with the New York court seeking an order attaching assets of the Company as security for the promissory note, which if granted may make it more difficult to obtain bank financing. For additional information regarding this litigation, see Disputed Contractual Obligation below and Part I – Item 3 – Legal Proceedings in our Form 10-K for the period ended December 31, 2010.

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

Disputed Contractual Obligation

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note was guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, President and principal shareholder, and the guaranty was secured by 1,650,000 shares of Private Media Group, Inc. common stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private common stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million, utilizing an interest rate of 7%. As of June 30, 2011, EUR 2.1 million ($3.0 million), including accrued interest, was outstanding.

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

Outlook

During the past two years, we have developed Internet solutions for critical new markets: gay, international and mobile. Furthermore, as a response to decreased margins in the adult entertainment industry, we have reviewed, analyzed and continued to restructure the operations of the non-online part of the business in order to become more cost effective. The 2009 acquisitions of GameLink and Sureflix have also presented a challenge in terms of integration. All the aforementioned processes have had impact both in terms of lost sales and additional selling, general and administrative expenses. However, as part of these processes, during 2010 we reduced our workforce by 34% from 168 to 112 employees and we expect to continue this process as we become more efficient and enjoy economies of scale from the aforementioned acquisitions. In 2011, we are starting to benefit from the restructuring and will continue to reduce costs while increasing sales as we implement, launch and market new initiatives.

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

In May 2010, we launched our new private.com membership platform. The new platform features a number of proprietary sites and it is also available as a white label2 version, which we expect will attract adult content providers and affiliates worldwide. In addition, the new platform has been built to be substantially less labor intensive to operate compared to the old one. The new platform also has improved conversion rates and attracts more traffic. During the six months ended June 30, 2011 the new membership pay-site attracted 8.1 million absolute unique visitors, which represents an increase of 70% compared to for the old site during the same period in 2010.

In April 2010, GameLink, launched a proprietary mobile solution enabling users to instantly stream over 15,000 movies. The platform is available to Smart Phones at the url: www.gamelink.com. The mobile

[2]	A white label product or service is a product or service produced by one company that other companies rebrand to make it appear as if they made it.

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

With respect to broadcasting, we are continuing to implement our media growth strategy across all delivery systems, including: DTT, satellite, cable and IPTV. Private content is currently broadcasted via 194 platforms in 42 countries. While European broadband users are signing up for IPTV services in the hundreds of thousands each month, making Europe the biggest and fastest growing IPTV region in the world, we have successfully implemented part of our new media strategy and contracted for supplying content for VOD services to a total of 26 major platform operators in 18 countries in the region. During 2010 the European IPTV market grew by 25% to 20.7 million IPTV subscribers4 and by the end of the year we had more than 75% market coverage. France remains the “world champion” IPTV country with 10.3 million subscribers and we cover 100% of this market. Furthermore, it is forecasted5 that the number of global IPTV subscribers will grow from 44 million at the end of 2010 to 111.5 million in 2014, a compound annual growth rate of 26%. The forecast shows that Europe will be the regional leader, with 42% of the worldwide IPTV subscribers total in 2014. In relation to Private branded TV channels carrying our content in Europe and Latin America, our partners Playboy TV International and Playboy TV Latin America continue to improve distribution. In 2010, the Private Spice agreement with Playboy TV International was renewed for another five years. The channel is receivable in all of Europe and it currently has distribution in 22 countries via 101 cable, satellite, DTT and IPTV platforms. During the past twelve months, Playboy TV Latin America continued to increase the distribution of the Private Channel. The channel is receivable in all of Latin America and it currently has distribution in 19 countries via 63 cable, satellite and IPTV platforms and reaches 38 million platform subscribers. Going forward, we expect to grow our broadcasting distribution both on existing and additional platforms that are using any available technology.

During the six month period ending June 30, 2011, we have released fewer new titles compared to the same period 2010 and this has had an impact on both broadcasting and DVD & Magazine sales. As from the fourth quarter of 2011, we are increasing the number of new titles released.

Private’s mobile “on portal” revenues declined in the first quarter of 2011 and the main reason for the decrease is that this business is migrating to “off portal” and is included in our Internet sales where these sales are increasing. We expect this trend to continue with the increased penetration of Smart Phones.

[3]	According to Parks Associates report of March, 2010, “Smart Phone: King of Convergence”: the number of Smart Phone users is expected to quadruple, exceeding 1 billion worldwide by 2014.
[4]	According to Point Topic’s report of March, 2011, “IPTV Q4 2010 Short Report”.
[5]	According to MRG’s IPTV Global Forecast (December 2010).

Whether it is on or off portal, the growing use of Smart Phones, the introduction of Mobile VOD and TV, and the implementation of age verification systems offer additional growth potential for the combined markets in 2011 and beyond6.

During 2011, the DVD market has continued to shrink, with sales for our physical products declining by 36%. However, the DVD business is by no means dead even in this competitive landscape. The content providers that manage to survive the current “clean out” will control the DVD market going forward.

[6]	Juniper Research estimates in its 2010 study ‘Mobile Adult Strategies: Downloads, Video Chat, Apps & Messaging 2010-2015.’ that global revenues from all mobile adult services will rise from $1.7 billion in 2009 to $2.8 billion by 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: August 15, 2011	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer