Form 10-Q/A
period 2011-06-30
PRIVATE MEDIA GROUP INC
filed 2011-09-14
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

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

EXPLANATORY NOTE

Private Media Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing Date”), for the sole purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the Original Filing Date.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred after the Original Filing Date and does not modify or update in any way the disclosures made in the Form 10-Q.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2*	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Previously filed with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 15, 2011.
**	Furnished herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC. (Registrant)
Date: September 14, 2011	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer