Form 10-Q
period 2011-09-30
PRIVATE MEDIA GROUP INC
filed 2011-11-18
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at November 7, 2011
Common Stock, par value $.001	21,805,824

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30, (Unaudited)
	2010	2011	2011
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	370	318	430
Trade accounts receivable	4,199	3,205	4,330
Inventories - net (Note 2)	1,790	1,413	1,909
Deferred income tax asset	5,014	5,014	6,776
Prepaid expenses and other current assets	618	481	650

TOTAL CURRENT ASSETS	11,990	10,430	14,095

Library of photographs and videos	8,345	5,936	8,022
Property, plant and equipment	4,397	3,245	4,385
Other intangible assets	4,847	4,772	6,449
Goodwill	9,204	9,204	12,438
Other assets	500	444	600

TOTAL ASSETS	39,283	34,031	45,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	2,689	2,397	3,239
Current portion of long-term borrowings	402	297	401
Accounts payable trade	6,146	4,659	6,296
Income taxes payable	1,059	957	1,293
Deferred income taxes	277	277	374
Accrued other liabilities	2,519	2,682	3,624

TOTAL CURRENT LIABILITIES	13,093	11,268	15,228

Contingent consideration payable	514	514	695
Long-term borrowings	1,905	1,844	2,491
Related party payable	30	—	—

TOTAL LIABILITIES	15,542	13,627	18,414

SHAREHOLDERS’ EQUITY

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2010 and September 30, 2011, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 20,815,824 and 21,805,824 issued and outstanding at December 31, 2010 and September 30, 2011, respectively	869	870	1,176
Additional paid-in capital	30,468	30,468	41,173
Retained earnings	(2,771)	(6,161)	(8,325)
Accumulated other comprehensive income	(4,824)	(4,773)	(6,450)

TOTAL SHAREHOLDERS’ EQUITY	23,742	20,404	27,573

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	39,283	34,031	45,987

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2010	2011	2010	2011	2011
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	5,878	4,754	18,277	14,829	20,039
Cost of sales	3,811	3,269	12,124	9,707	13,118

Gross profit	2,066	1,485	6,153	5,121	6,921
Selling, general and administrative expenses	4,565	2,665	11,055	8,222	11,111
Change in fair value of contingent consideration payable	—	—	2,352	—	—

Operating income (loss)	(2,499)	(1,181)	(2,551)	(3,101)	(4,191)
Interest expense	97	76	295	265	358
Interest income	1	—	1	2	2

Income (loss) before income taxes	(2,595)	(1,256)	(2,844)	(3,364)	(4,546)
Income tax (benefit)	3	12	20	25	34

Net income (loss)	(2,598)	(1,268)	(2,864)	(3,390)	(4,581)

Other comprehensive income:
Foreign currency translation adjustments	574	(484)	(811)	51	69

Comprehensive income	(2,024)	(1,752)	(3,676)	(3,339)	(4,512)

Net income (loss) per share:
Basic	(0.12)	(0.06)	(0.13)	(0.15)	(0.21)

Diluted	(0.12)	(0.06)	(0.13)	(0.15)	(0.21)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-months ended September 30, (unaudited)
	2010	2011	2011
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(2,864)	(3,390)	(4,581)
Adjustment to reconcile net income to net cash flows from operating activities:
Depreciation	559	422	570
Change in fair value of contingent consideration payable	(2,352)	—	—
Stock based compensation	2	—	—
Bad debt provision	377	396	536
Amortization of other intangible assets	93	76	103
Amortization of web pages	2,161	1,391	1,879
Amortization of photographs and videos	3,732	3,215	4,345
Effects of changes in operating assets and liabilities:
Trade accounts receivable	93	598	808
Inventories	666	377	510
Prepaid expenses and other current assets	(156)	137	185
Accounts payable trade	12	(1,487)	(2,009)
Income taxes payable	—	(102)	(138)
Accrued other liabilities	818	162	219

Net cash provided by operating activities	3,140	1,796	2,427
Cash flows used in investing activities:
Investment in library of photographs and videos	(1,456)	(807)	(1,090)
Capital expenditures	(1,182)	(660)	(892)
Investments in (sale of) other assets	186	56	76

Net cash (used in) investing activities	(2,452)	(1,411)	(1,907)
Cash flows from financing activities:
Short-term borrowings – repayments	(433)	(401)	(542)
Short-term borrowings – additions	233	109	147
Long-term borrowings – repayments	(239)	(656)	(886)
Long-term borrowings – additions	270	460	622

Net cash (used in) provided by financing activities	(169)	(488)	(660)
Foreign currency translation adjustment	(811)	51	69

Net (decrease) increase in cash and cash equivalents	(293)	(52)	(70)
Cash and cash equivalents at beginning of the period	613	370	500

Cash and cash equivalents at end of the period	321	318	430

Cash paid for interest	223	156	211

Cash paid for taxes	20	102	138

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Addi- tional paid-in	Retained	Accum- ulated other compre- hensive	Total share- holders’
	Shares	Amounts	capital	earnings	income	equity
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2010	20,704,934	869	30,466	1,564	(3,565)	29,334
Shares issued in reverse split	890	—	—	—	—	—
Conversion of exchangeable shares	110,000	—	—	—	—	—
Stock based compensation	—	—	2	—	—	2
Translation adjustment	—	—	—	—	(1,259)	(1,259)
Net loss	—	—	—	(4,335)	—	(4,335)

Balance at December 31, 2010	20,815,824	869	30,468	(2,771)	(4,824)	23,742
Conversion of exchangeable shares	990,000	1	—	—	—	1
Translation adjustment	—	—	—	—	51	51
Net loss	—	—	—	(3,390)	—	(3,390)

Balance at September 30, 2011	21,805,824	870	30,468	(6,161)	(4,773)	20,404

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine months period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2010.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2011 and for the nine months then ended have been translated into United States dollars (“USD”) at the rate of EUR 0.74 per USD 1.00 the interbank exchange rate on September 30, 2011. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

2.	Inventories

Inventories consist of the following:

	December 31,	September 30,
	2010	2011
	EUR	EUR
	(in thousands)
Magazines for sale and resale	564	295
DVDs	1,152	1,068
Other	73	50

	1,790	1,413

3.	Fair value measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2011, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair values of liabilities measured on a recurring basis were determined using the following inputs:

	For the year ended December 31, 2010
	Level 1	Level 2	Level 3	Net Fair Value	Total Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Contingent consideration payable (a)	—	—	514	514	4,189

Total	—	—	514	514	4,189

	For the nine months ended September 30, 2011
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

Contingent Consideration Payable
EUR
(in thousands)
Balance at January 1, 2010	4,703
Change in fair value recorded in earnings	(4,189)

Balance at December 31, 2010	514

Balance at September 30, 2011	514

4.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
	2010	2011	2010	2011
Numerator: (EUR in thousands)
Net income (loss)	(2,598)	(1,268)	(2,864)	(3,390)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	22,005,824	22,005,824	22,005,508	22,005,824

Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	—	—	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	—	—	—	—

Earnings (loss) per share (in EUR)
Basic	(0.12)	(0.06)	(0.13)	(0.15)

Diluted	(0.12)	(0.16)	(0.13)	(0.15)

For the three and nine months ended September 30, 2010, basic earnings per share include exchangeable shares equivalent to 1,300,000 shares of common stock outstanding in the period. For the three and nine months ended September 30, 2011, basic earnings per share include exchangeable shares equivalent to 200,000 shares of common stock outstanding in the period.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

5.	Stock-based compensation

The Company has an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available as described below. The compensation cost charged against income for the nine-month period ended September 30, 2010 was EUR 2 thousand, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

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

Under the expired plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments, and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ. At September 30, 2011, options for 8,668 shares were still outstanding under the 1999 Plan.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2011, Awards for 2,065,667 shares were available for future grant under the 2009 EIP. Awards become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee.

A summary of stock option activity for the nine month period ended September 30, 2011 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2011	9,668	6.42
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding September 30, 2011	9,668	6.42	1.0	—

Exercisable September 30, 2011	9,668	6.42	1.0	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current dividend policy. During the nine month periods ended September 30, 2010 and 2011 no grants were made.

As of September 30, 2011, there was no unrecognized compensation cost related to nonvested option granted under the Plan. The total fair value of all options vested and outstanding at September 30, 2010 and 2011, was USD 42 thousand and USD 22 thousand, respectively.

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

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 30, 2011.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 367 thousand were accrued as of September 30, 2011, of which EUR 24 thousand was recognized as interest expense during the nine-month period then ended.

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

We released 71 proprietary video titles during 2010. The releases included both new and archival material. We expect to release 60 video titles in 2011. During the first nine months of 2011 we released 39 titles most of which were archival material, however, as from September 2011 and going forward we expect to release at least five new titles and one archival title per month.

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

Restructuring

During 2009 and 2010 we faced several organizational challenges as a result of the acquisitions and integration of the online businesses GameLink and Sureflix into the group. Parallel with the integration, we rebuilt our signature property, private.com, and restructured our affiliate programs in all properties to compete aggressively for affiliate traffic. In addition, we have restructured our departments with resources highly skilled in affiliate traffic development and shifted our emphasis from account management towards sales. We have also developed solutions for critical new markets: gay, international and mobile. Furthermore, as a response to decreased margins in the adult entertainment industry, we have reviewed, analyzed and continued to restructure the operations of the non-online part of the business in order to become more cost effective. All the aforementioned processes have had impact both in terms of lost sales and additional selling, general and administrative expenses. However, as part of these processes, during 2010 we reduced our workforce by 34% from 168 to 112 employees and we expect to continue this process as we become more efficient and enjoy economies of scale from the aforementioned acquisitions. In 2011, we have benefited from the continued restructuring and reduced our costs. For example, for the nine months ended September 30, 2011 we reduced payroll by EUR 2.1 million, or 37%, compared to the same period in 2010. The number of employees as of September 2011 was 98.

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

During 2008, 2009 and 2010, we had impairment charges of EUR 293 thousand, EUR 884 thousand and EUR 1,562 thousand, respectively. Considering factors such as the delisting of our common stock from NASDAQ Global Market and our continuing losses, these may be indicators of impairment of goodwill and other intangible assets. At the year end the Company will perform a complete analysis of such issues and it is possible that impairments may arise.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value. In 2010, the Company had an impairment charge of EUR 548 thousand relating to developed website technology. Going forward additional impairment charges may occur.

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

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Net sales. For the three months ended September 30, 2011, we had net sales of EUR 4.8 million compared to net sales of EUR 5.9 million for the three months ended September 30, 2010, a decrease of EUR 1.1 million, or 19%. Internet sales decreased EUR 0.6 million to EUR 3.1 million, which represents a decrease of 16% compared to the same period last year. The reduction in Internet sales was primarily attributable to a decrease in sales from our North American websites as a result of foreign exchange rate changes and a reduction in sales from our Gay Content division. Broadcasting sales decreased EUR 0.1 million to EUR 0.8 million, which represents a decrease of 15% compared to the same period last year. The decrease was primarily the result of fewer newly released titles being broadcasted in 2011. Wireless sales decreased EUR 0.1 million to EUR 0.3 million, which represents a decrease of 16% compared to the same period last year. The decrease was primarily the result of migration from on-portal2 sales to off-portal sales from Smart Phone users which is included in Internet sales. DVD & Magazine sales decreased EUR 0.3 million, or 38%, to EUR 0.5 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales in the period.

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, the average U.S. dollar exchange rate was 8% less, which decreased all our sales, cost and expenses denominated in U.S. dollars by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from one period to another. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euro using the average exchange rate for the period. The balance sheet is translated at the period-end exchange rate.

Cost of Sales. Our cost of sales was EUR 3.3 million for the three months ended September 30, 2011 compared to EUR 3.8 million for the three months ended September 30, 2010, a decrease of EUR 0.5 million, or 14%. Included in cost of sales is Internet, broadcasting and wireless, printing, processing and duplication and amortization of library. Internet cost was EUR 1.9 million for the three months ended

[2]	The on-portal business model is based on providing the consumer content through aggregators and carriers via non-Internet enabled cell phones, while the off-portal business model provides substantially improved margins as content is sold directly by the Company to the consumer via Internet enabled Smart Phones.

September 30, 2011 compared to EUR 2.1 million for the three months ended September 30, 2010. Internet cost as a percentage of related sales in the period was 62% compared to 57% in the same period last year. The decrease of EUR 0.2 million was primarily the result of foreign exchange rate changes and reduced sales. However, Internet cost did not decrease in line with the reduction in sales as website amortization does not vary with sales. There was no broadcasting and wireless cost for the three months ended September 30, 2011 compared to EUR 0.1 million for the three months ended September 30, 2010. The reduction in cost was due to the reversal of provisions for expected broadcasting cost. Printing, processing and duplication cost was EUR 0.3 million for the three months ended September 30, 2011 compared to EUR 0.4 million for the three months ended September 30, 2010, a decrease of EUR 0.2 million, or 35%. The decrease was primarily a reflection of the decrease in sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 53% for the three months ended September 30, 2011 compared to 50% in the same period last year. Amortization of library was EUR 1.0 million for the three months ended September 30, 2011 compared to EUR 1.2 million for the three months ended September 30, 2010. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended September 30, 2011, we realized a gross profit of EUR 1.5 million, or 31% of net sales compared to EUR 2.1 million, or 35% of net sales for the three months ended September 30, 2010. The decrease in gross profit as a percentage of sales was primarily the result of reduced sales and the impact of amortization of library and websites which does not vary with sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 2.7 million for the three months ended September 30, 2011 compared to EUR 4.6 million for the three months ended September 30, 2010, a decrease of EUR 1.9 million, or 42%. The decrease was primarily the result of reduced payroll, expenses and depreciation by EUR 0.9 million, EUR 0.8 million and EUR 0.2 million, respectively.

Operating profit/loss. We reported an operating loss of EUR 1.2 million for the three months ended September 30, 2011 compared to an operating loss of EUR 2.5 million for the three months ended September 30, 2010. For the three month period ended September 30, 2011, the operating result improved by EUR 1.3 million as a result of reduced selling, general and administrative expenses offset by reduced gross profit.

Interest expense. We reported interest expense of EUR 0.1 million for the three months ended September 30, 2011, compared to EUR 0.1 million for the three months ended September 30, 2010.

Income tax expense/benefit. We reported no income tax expense or benefit for the three months ended September 30, 2011 and 2010.

Net Income/loss. We reported a net loss of EUR 1.3 million for the three months ended September 30, 2011, compared to a net loss of EUR 2.6 million for the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Net sales. For the nine months ended September 30, 2011, we had net sales of EUR 14.8 million compared to net sales of EUR 18.3 million for the nine months ended September 30, 2010, a decrease of EUR 3.4 million, or 19%. Internet sales decreased EUR 1.6 million to EUR 9.8 million, which represents a decrease of 14% compared to the same period last year. The reduction in Internet sales was primarily attributable to a decrease in sales from our North American websites as a result of foreign exchange rate changes and a reduction in sales from our Gay Content division. Broadcasting sales decreased EUR 0.5 million to EUR 2.5 million, which represents a decrease of 15% compared to the same period last year. The decrease was primarily the result of fewer newly released titles being broadcasted in 2011. Wireless sales decreased EUR 0.4 million to EUR 0.8 million, which represents a decrease of 36% compared to the same period last year. The decrease was primarily the result of migration from on-portal sales to off-portal sales from Smart Phone users which is included in Internet sales. DVD & Magazine sales decreased EUR 0.9 million, or 37%, to EUR 1.7 million. The reduction in DVD & Magazine sales was primarily attributable to an industry wide decrease in DVD sales in the period.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, the average U.S. dollar exchange rate was 7% less, which decreased all our sales, cost and expenses denominated in U.S. dollars by the same percentage. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from one period to another. We translate our consolidated subsidiaries whose functional currency is not the euro into the euro for reporting purposes. Income statement amounts are translated into euro using the average exchange rate for the period. The balance sheet is translated at the period-end exchange rate.

Cost of Sales. Our cost of sales was EUR 9.7 million for the nine months ended September 30, 2011 compared to EUR 12.1 million for the nine months ended September 30, 2010, a decrease of EUR 2.4 million, or 20%. Included in cost of sales is Internet, broadcasting and wireless, printing, processing and duplication and amortization of library. Internet cost was EUR 5.7 million for the nine months ended September 30, 2011 compared to EUR 7.0 million for the nine months ended September 30, 2010. Internet cost as a percentage of related sales in the period was 58% compared to 61% in the same period last year. The decrease of EUR 1.3 million was primarily the result of foreign exchange rate changes, reduced sales and reduced website amortization as a result of an old website which was decommissioned in May 2010. Broadcasting and wireless cost was EUR 0.1 million for the nine months ended September 30, 2011 compared to EUR 0.2 million for the nine months ended September 30, 2010. The reduction in cost was due to the reversal of provisions for expected cost. Printing, processing and duplication cost was EUR 0.7 million for the nine months ended September 30, 2011 compared to EUR 1.2 million for the nine months ended September 30, 2010, a decrease of EUR 0.5 million, or 38%. The decrease was primarily a reflection of the decrease in sales. Printing, processing and duplication cost as a percentage of DVD & Magazine sales was 45% for the nine months ended September 30, 2011 compared to 46% in the same period last year. Amortization of library was EUR 3.2 million for the nine months ended September 30, 2011 compared to EUR 3.7 million for the nine months ended September 30, 2010. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the nine months ended September 30, 2011, we realized a gross profit of EUR 5.1 million, or 35% of net sales compared to EUR 6.2 million, or 34% of net sales for the nine months ended September 30, 2010. The increase in gross profit as a percentage of sales was primarily the result of reduced amortization of library and websites.

Selling, general and administrative expenses. Our selling, general and administrative expenses were EUR 8.2 million for the nine months ended September 30, 2011 compared to EUR 11.1 million for the nine months ended September 30, 2010, a decrease of EUR 2.8 million, or 26%. The decrease was primarily the result of reduced payroll, expenses and depreciation by EUR 2.1 million, EUR 0.6 million and EUR 0.1 million, respectively.

Operating loss. We reported an operating loss of EUR 3.1 million for the nine months ended September 30, 2011 compared to EUR 2.6 million for the nine months ended September 30, 2010. Discounting the effect of EUR 2.4 million in gain from change in fair value of contingent consideration payable in the nine month period ended September 30, 2010, the operating result improved by EUR 1.8 million in the nine month period ended September 30, 2011 as a result of reduced selling, general and administrative expenses offset by reduced gross profit.

Interest expense. We reported interest expense of EUR 0.3 million for the nine months ended September 30, 2011, compared to EUR 0.3 million for the nine months ended September 30, 2010.

Income tax expense/benefit. We reported no income tax expense or benefit for the nine months ended September 30, 2011 and 2010.

Net loss. We reported a loss of EUR 3.4 million for the nine months ended September 30, 2011, compared to EUR 2.9 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

We reported a working capital deficit of EUR 0.8 million at September 30, 2011, a decrease of EUR 0.3 million compared to the year ended December 31, 2010. The improvement in working capital is principally attributable to a decrease in current liabilities.

Operating Activities

Net cash provided by operating activities was EUR 1.8 million for the nine months ended September 30, 2011, and was primarily the result of net income, as adjusted for non-cash transactions, offset by cash related to changes in operating assets and liabilities. The net loss of EUR 3.4 million was adjusted to reconcile net income to net cash flows from operating activities with bad debt provision of EUR 0.4 million, amortization of other intangible assets of EUR 0.1 million, amortization of web pages of EUR 1.4 million, depreciation of EUR 0.4 million and amortization of photographs and videos of EUR 3.2 million making a total of EUR 2.1 million. The total of EUR 1.5 million was added to by changes in trade accounts receivable, inventories, prepaid expenses and other current assets, and accrued other liabilities totaling EUR 1.3 million offset by EUR 1.6 million from accounts payable trade and income taxes payable. Net cash provided by operating activities was EUR 3.1 million for the nine months ended September 30, 2010. The decrease in net cash provided by operating activities of EUR 1.3 million for the nine months ended September 30, 2011 compared to the same period last year was the result of net income, as adjusted for non-cash transactions, and cash related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was EUR 1.4 million. The investing activities were principally capital expenditures of EUR 0.7 million and investment in library of photographs and videos of EUR 0.8 million, which was carried out in order to maintain the 2011 release schedules. Net cash used in investing activities decreased EUR 1.0 million over the same period last year. The decrease is principally due to decreased investment in library of photographs and videos and decreased capital expenditure related to website activities.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2011 was EUR 0.5 million. Net cash used in financing activities for the nine-month period ended September 30, 2010 was EUR 0.2 million. The change of EUR 0.3 million was primarily the result of repayments on borrowings.

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

We expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, no assurance can be given that our cash flow will be sufficient for that purpose. Moreover, there is no assurance that we will not be required to respond to unanticipated requirements. We are presently engaged in litigation in New York state court with a third party lender regarding our obligations under a promissory note. An adverse outcome in this dispute would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. In addition, this lender has obtained an order from the court attaching assets of the Company as security for the promissory note. Because the court found there to be a serious question as to the Company’s ability to satisfy a judgment in the event Consipio is ultimately successful on the merits of the case, on August 30, 2011, the court entered an Order of Attachment against the Company inclusive of probable interest, costs and Sheriff’s fees and expenses in the approximate amount of $7.35 million. For additional information regarding this litigation, see Disputed Contractual Obligation and Part II - Item 1 – Legal Proceedings below.

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

On November 15, 2011, our common stock was delisted from the NASDAQ Global Market. The delisting was primarily due to non-compliance with certain NASDAQ listing rules. This delisting of our common stock could negatively impact us by reducing liquidity and the market price of our common stock which could adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of our investor’s investment.

Disputed Contractual Obligation

In December 2001 the group’s holding company, Private Media Group, Inc., borrowed $ 4.0 million from Commerzbank AG pursuant to a Note originally due on December 20, 2002. The Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Note was guaranteed by Slingsby Enterprises Limited, an affiliate of Berth Milton, Private’s Chairman, President and principal shareholder, and the guaranty was secured by 5,600,000 shares of Private Media Group, Inc. common stock. In December 2002 Commerzbank AG agreed to extend the maturity date of the Note to March 20, 2003. In April 2003 the Note was acquired by Consipio Holding b.v. from Commerzbank AG, and Consipio and Private reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Note. Accordingly, in December 2003 Consipio notified Private and Slingsby Enterprises that Private was in default under the Note, and demanded $3.4 million as payment in full of all outstanding principal and interest under the Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested Private to pay the remaining balance of the Note, without indicating the amount due. Private in turn requested that Consipio provide a statement of the amount due and the basis for its calculation. In response, Consipio demanded payment of $3,194,000 as settlement in full of the Note, to be received by May 9, 2008. This calculation was made using an interest rate of 9.9%, as opposed to the 7% rate provided under the original terms of the Note. Consipio also advised that if payment was not received on such date it would institute litigation, in which event Consipio would claim that the amount due under the Note should be denominated in Euro, rather than U.S. dollars. In August 2008 Consipio notified Private that the Note was in default and that it intended to exercise its rights under the Note and the pledge of shares by Slingsby of Private common stock. Private believes that the amount due under the Note at May 9, 2008, including accrued interest, was no more than $2.4 million, utilizing an interest rate of 7%. As of September 30, 2011, EUR 2.2 million ($3.0 million), including accrued interest, was outstanding.

Consipio has filed a legal proceeding against the Company in New York to collect the amount due under the Note, and, as discussed above, the court has issued an order attaching assets of the Company as security for the Note. An adverse outcome in this proceeding would likely have a material impact upon our liquidity if we are unable to obtain additional debt or equity financing to satisfy any resulting liability. For additional information regarding this litigation, see Part II - Item 1 – Legal Proceedings below.

Outlook

As part of our digital strategy, we have established that the combination of Private with major online retailers and accomplished platform developers is the approach to achieving our goals in the rapidly changing business landscape. The combined content assets of Private and core competencies of GameLink and Sureflix offer a compelling new business model. We will be expanding our joint Internet strategies globally with additional formats and applications to be launched going forward. Currently we are reformatting and migrating all content on the GameLink VOD platform to a Content Delivery Network (CDN) and we expect this to enhance the user experience substantially and therefore improve both conversion and retention rates in general, but particularly in eastern North America and in Europe. This is a paramount initiative which is expected to increase sales significantly and also make it possible to expand our cooperation with affiliates worldwide. In addition, this initiative is crucial for the development and distribution of apps which will enable consumer access from the growing market of SMART TVs. The completion of the CDN initiative is expected to take place before the end of 2011. In addition, going forward we will continue to aggressively market our cutting-edge Internet assets discussed below.

In May 2010, we launched our new private.com membership platform. The new platform features a number of proprietary sites and it is also available as a white label2 version, which we expect will attract adult content providers and affiliates worldwide. In addition, the new platform has been built to be substantially less labor intensive to operate compared to the old one. The new platform also has improved conversion rates and attracts more traffic. During the nine months ended September 30, 2011 the new membership pay-site attracted 11.5 million absolute unique visitors, which represents an increase of 27% compared to the same period in 2010.

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

During the nine month period ending September 30, 2011, we have released fewer new titles compared to the same period 2010 and this has had an impact on both broadcasting and DVD & Magazine sales. From September 2011, we are increasing the number of new titles released significantly compared to the same period in 2010 and we expect this to have a positive impact on broadcasting and DVD & Magazine sales.

Private’s mobile “on portal” revenues have continued to decline in 2011 and the main reason for the decrease is that this business is migrating to “off portal” and is included in our VOD mobile Internet sales where these sales are increasing. We expect this trend to continue with the increased penetration of Smart Phones. Whether it is on or off portal, the growing use of Smart Phones, the introduction of Mobile VOD and TV, and the implementation of age verification systems offer additional growth potential for the combined markets in 2011 and beyond6.

During 2011, the DVD market for adult content has continued to shrink, with sales for our physical products declining by 37%. However, the DVD has by no means disappeared even in this competitive landscape. The content providers who manage to survive the current market climate will control the DVD market going forward.

[6]	Juniper Research estimates in its 2010 study ‘Mobile Adult Strategies: Downloads, Video Chat, Apps & Messaging 2010-2015.’ that global revenues from all mobile adult services will rise from $1.7 billion in 2009 to $2.8 billion by 2015.

--

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a party to pending material legal proceedings. For information regarding these proceedings see Part I, Item 3 – Legal Proceedings, contained in the Company’s Form 10-K for the period ending December 31, 2010 (the “Form 10-K”). Material developments in the legal proceedings set forth in the Form 10-K are set forth below.

Consipio Holding BV et al. v. Private Media Group, Inc. et al., Case No. A-10-622802-B (the “Nevada Action”)

As previously disclosed, on August 25, 2011, the Nevada District Court in the Nevada Action entered an Order appointing Eric Johnson, a current director of the Company, as a receiver for the Company, to serve in such capacity until further order of the Court. As reasons for the appointment of Mr. Johnson as receiver, the Court said that the Company had demonstrated a propensity for disregarding or resisting orders of the Court, specifically by (i) disobeying the Court’s October 21, 2010 Order regarding Consipio Holding BV’s (“Consipio’s”) right to vote 5.6 million shares at the Company’s 2010 annual meeting of stockholders, (ii) disobeying or resisting the Court’s July 1, 2011 Order requiring the Company’s Board of Directors to set the record date for a new annual meeting of stockholders, and (iii) failure of the Company’s Board of Directors to seek collection of outstanding loans from the Company to Slingsby Enterprises Limited (“Slingsby”), an affiliate of Berth Milton, the Company’s Chairman and CEO. The Court further said that the Company’s “directors, most notably Milton, have been guilty of gross mismanagement in the conduct of [the Company’s] affairs” and that the Company’s “assets are in danger of waste, sacrifice or loss.” The Court found that the appointment of a receiver was “necessary to preserve [the Company’s] remaining assets and business and to protect its shareholders.”

The Court’s Order appointed the receiver for the purposes of (i) preserving the Company’s assets and business, and (ii) setting the date for and conducting the 2011 annual meeting of shareholders which is scheduled for December 15, 2011 (the “2011 Annual Meeting”). Pursuant to the Court’s Order, Mr. Johnson operates the Company’s business, including control of all of the assets of the Company and its direct and indirect subsidiaries. The current Board of Directors will remain in place until the 2011 Annual Meeting and until their successors are elected by the shareholders. Notwithstanding the appointment of the receiver, the Company’s Board of Directors will continue to perform its duties as required by applicable law until their successors are elected and qualified.

On September 16, 2011, the Nevada Supreme Court denied the Company’s motion to stay the appointment of the receiver in the Nevada Action. However, the Supreme Court’s denial was without prejudice to the Company’s right to renew the motion in the event the Company’s listing on The NASDAQ Stock Market is threatened. On September 19, 2011, the Company renewed its motion. Briefing has been completed in this matter, and the parties await the action of the Court.

Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, New York State Supreme Court, County of New York, Case No. 650462/10 (the “New York Action”)

As previously disclosed, Consipio filed a lawsuit against the Company, Slingsby Enterprises Limited, and Berth H. Milton, Jr. in New York State Court alleging the failure to pay a promissory note dated December 21, 2001 in the original principal amount of $4,000,000 (the “Note”) and an accompanying guaranty agreement by Slingsby Enterprises Limited.

On April 1, 2011, Consipio filed an application with the court seeking a pre-judgment writ of attachment against the Company. On April 12, 2011, the Company filed an opposition to the application, which was set for a hearing on September 16, 2011. Because the court found there to be a serious question as to the Company’s ability to satisfy a judgment in the event Consipio is ultimately successful on the merits of the case, on August 30, 2011, the court entered an Order of Attachment against the Company inclusive of probable interest, costs and Sheriff’s fees and expenses in the approximate amount of $7.35 million on the grounds that Consipio has a valid cause of action against the Company for breach of the Note. Pursuant to the Order of Attachment, the Sheriff of the City of New York or of any county in New York State, and/or any Marshal of the City of New York, shall levy upon any interest that the Company has in personal or real property or any debt owed to the Company within the jurisdiction of said Sheriff or Marshall to satisfy the above amount.

Litigation Regarding Election Results for 2010 Annual Meeting of Shareholders

On October 21, 2010, Consipio, Ilan Bunimovitz and the other plaintiffs in the Nevada Action obtained an Order requiring that the Company recognize the right of Consipio to vote the 5,600,000 collateral shares under the pledge agreement in favor of Consipio at the 2010 Annual Meeting. On December 3, 2010, the Company filed a Petition for Writ with the Nevada Supreme Court seeking an Order directing the District Court to vacate its Order of October 21, 2010, on the basis that it did not have jurisdiction of this issue, and seeking a stay of the Order until the issue can be decided in the New York Action. The October 2010 Order required the Company to recognize the right of Consipio to vote the 5,600,000 collateral shares under the pledge agreement at the 2010 Annual Meeting of Shareholders.

On June 20, 2011, and as amended on August 15, 2011, the Nevada District Court issued an Order declaring the election of directors at the 2010 Annual Meeting invalid. The Court further ordered that as a prerequisite to the Company recognizing the vote of any shares to which Mr. Milton claims beneficial ownership, Mr. Milton must disclose the accounts holding the shares, and provide the Company with copies of all voting instructions and proxies pertaining to the shares. Additionally, regardless of Mr. Milton’s voting instructions, the Company is required to deem 5,600,000 of such shares not voted and to permit such shares to be voted by Consipio at any shareholders meeting. The Court further ordered that without further order from the Court, the Company may not accept any vote by Mr. Milton of shares beneficially owned by him in street name.

On November 2, 2011, as a result of the District Court’s invalidation of the election at the 2010 Annual Meeting, the Nevada Supreme Court dismissed the Company’s writ petition related to the October 2010 Order for mootness because the issue regarding the voting of the 5.6 million shares was factually specific to the 2010 election and therefore not capable of repetition.

Item 6.	Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Furnished herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: November 18, 2011	/s/ Johan Gillborg
Johan Gillborg, Chief Financial Officer