Form 10-K
period 2011-12-31
PRIVATE MEDIA GROUP INC
filed 2013-05-23
CIK 1068084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-25067

PRIVATE MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0365673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Calle de la Marina 16-18, Floor 18, Suite D, 08005 Barcelona, Spain

(Address of European principal executive offices)

34-93-620-8090

Issuer’s telephone number, including country and area code

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Securities	Exchanges on which Registered
Common Stock, $.001 Par Value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for any such shorter time that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     ☐  Yes    ☒  No

At June 30, 2011, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $6,944,000. The aggregate market value has been computed by reference to the last sales price of the common stock on June 30, 2011.

On May 21, 2013 the registrant had 27,806,211 shares of Common Stock outstanding.

i

EXPLANATORY NOTE

As explained in greater detail in this Annual Report on Form 10-K, the former principal executive officers of Private Media Group, Inc. were relieved of their duties in December 2011, and most of the former members of the Board of Directors were removed by the shareholders at the annual meeting of the shareholders held in January 2012. Upon assuming control, the new officers and directors discovered that many of Private Media Group, Inc.’s important financial and corporate records, including those necessary to complete the 2011 audited financial statements, were in disarray and/or missing. As a result of the change in management and the condition of the financial and corporate records, Private Media Group, Inc. and its auditors were unable to complete the audited financial statements for the year ended December 31, 2011 until May 2013. As required by the rules and regulations of the Securities and Exchange Commission, this Annual Report contains the financial statements and other required information for the fiscal year ended December 31, 2011. However, this Annual Report also describes both (i) events that have occurred since December 31, 2011 and (ii) the current state of the business and operations of Private Media Group, Inc.

“SAFE HARBOR” STATEMENT

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including the forward-looking statements made in this Annual Report, as well as those made in our other filings with the SEC.

All statements in this Annual Report, including under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the adult entertainment industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in this Annual Report under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which you should review carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

CONVENTIONS

Private Media Group, Inc. is a Nevada holding company that operates through various controlled subsidiaries. Unless the context indicates otherwise, all references herein to “Private Media,” “the Company,”

“we” or “us” refer collectively to Private Media Group, Inc. and its subsidiaries. References to “EUR” refer to the euro, the official currency of the eurozone countries of the European Union, and all references to “dollars” or $ are to United States dollars.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Private Media Group, Inc. is a leading international provider of branded adult media across a wide range of digital platforms and physical formats. We conduct our operations through various non-U.S. subsidiaries located in a number of countries, including Cyprus, Sweden, Spain and Gibraltar.

We acquire worldwide rights to adult media produced for us by independent producers and then process this content into products suitable for popular physical media formats such as print publications, DVDs, digital media platforms (such as internet websites, mobile telephony and transactional television), and broadcasting (which includes cable, satellite and IPTV (Internet Protocol Television)). Our branded adult media is available at physical retail locations and through electronic retailers as well as on mobile devices, transaction television platforms and over the Internet. In addition, we provide adult entertainment films to thousands of major hotels around the world. To a lesser extent, in addition to branded adult media products, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties.

Recent Events—Changes in Management; Current Restructuring; Issuance of 6% Series B Convertible Preferred Stock and Change of Control.

Operations Under Prior Management. Private Media was founded in 1965 by Berth H. Milton Sr. and achieved initial success through our flagship publication, Private, the world’s first full color, hard-core sex publication. In 1998 Private Media acquired a U.S. public company and, thereby, became a public company. Since 1998, Berth H. Milton Jr., Berth H. Milton Sr.’s son (all further references to “Milton” refer to Berth H. Milton Jr.) was beneficially the principal shareholder of Private Media and, during most of those years, served as the Company’s Chief Executive Officer and Chairman. Since 1998 the Company engaged in a number of transactions with Mr. Milton, including the purchase of its European headquarters from one of his affiliated companies in 2002. In addition, during this period the Company made numerous “short-term loans” to Mr. Milton’s off-shore companies. These loans were unsecured, had no maturity date and no repayment terms. The outstanding balance of these loans grew from EUR 1 million in 2001 to over EUR 4.2 million in 2004, to EUR 5.9 million at December 31, 2005, EUR 6.4 million at December 31, 2006, EUR 6.7 million at December 31, 2007, and EUR 7.2 million at December 31, 2011 (the “Slingsby Loans”). Mr. Milton has not repaid the Slingsby Loans, and, because of the uncertainty as to Private Media’s ability to collect these loans, in 2010 the Company fully reserved (wrote off) the entire amount of the Slingsby Loans on its financial statements.

In 2001, Private Media borrowed $4 million from Commerzbank AG (the “Commerzbank Note”). The Company’s obligations were secured by a guaranty and by a pledge of 5,600,000 shares of Private Media’s stock held by Slingsby Enterprises Limited (“Slingsby”), an affiliate of Mr. Milton, who, at the time, was the Company’s Chairman, Chief Executive Officer and principal shareholder. The Commerzbank Note was acquired by Consipio Holding BV (“Consipio”). The Commerzbank Note matured in March 2003. Following the acquisition of the Commerzbank Note by Consipio, Private Media and Consipio engaged in discussions to revise the terms of the promissory note and to extend its maturity date to 2008. In 2008 Consipio declared the promissory note to be in default and demanded that it be repaid. On May 1, 2009, Consipio filed a lawsuit against Private Media, Slingsby, and Mr. Milton in U.S. federal court to enforce the Commerzbank Note. That lawsuit was dismissed on technical grounds and re-filed in May 2010 in New York State Court. The complaint alleged the failure to pay the Commerzbank Note. On August 30, 2011 the New York Court issued an Order of

Attachment pursuant to which New York City and state officials were ordered to attach, by levy, Private Media’s New York assets for the sum of $7.35 million. As discussed below, Private Media’s new management since then settled that lawsuit.

In 2009, Private Media decided to expand its operations by making two acquisitions. In January 2009 Private Media expanded its internet operations through the acquisition of Game Link LLC and its affiliates (collectively, “Game Link”). Game Link is based in San Francisco, California, U.S.A. and is engaged in digital distribution of adult content over the Internet and in eCommerce development, primarily in the United States. Shortly after this acquisition, Ilan Bunimovitz (“Mr. Bunimovitz”), a principal of Game Link, was appointed as the Chief Executive Officer of Private Media. In October 2009, Private Media purchased the businesses of Entruphema Inc. and Sureflix Digital Distribution Inc. (collectively, “Sureflix”). Sureflix is based in Toronto, Canada, and is engaged in the digital distribution of branded gay adult media over the Internet. As part of the Sureflix acquisition, Eric Johnson (“Mr. Johnson”), an affiliate of Sureflix, was appointed to Private Media’s Board of Directors. These two acquisitions significantly changed Private Media’s historical scope of operations, both geographically and by significantly increasing its distribution of gay adult media. While the two acquisitions substantially increased the size of the operations of Private Media, prior management had internal management conflicts with the managers of the two acquired companies.

In July 2010, Mr. Bunimovitz was terminated as Chief Executive Officer of Private Media, and Mr. Milton was appointed as the Chief Executive Officer. On July 23, 2010, Mr. Bunimovitz filed a JAMS arbitration action against Private Media contesting his termination as Chief Executive Officer. Mr. Bunimovitz alleged, among other things, that his termination was taken in retaliation for Mr. Bunimovitz demanding an independent investigation of Mr. Milton’s alleged self-dealing transactions, including Mr. Milton’s failure to repay a part of the outstanding Slingsby Loans. That arbitration also alleged fraud in the acquisition of the Game Link companies, and allegations regarding the shares of Private Media stock due under various earn-out provisions to Mr. Bunimovitz.

On August 11, 2010, Consipio, a creditor of the Company by virtue of its ownership of the Commerzbank Note, together with Mr. Bunimovitz, and Tisbury Services Inc., the holder of over 13% of Private Media’s outstanding common stock, filed a lawsuit against Private Media in Nevada County Court, Clark County, Nevada, alleging mismanagement of the Company’s business by Private Media’s three independent directors and Mr. Milton (Consipio Holding BV et. al. v. Private Media Group, Inc., filed in Nevada State Court and herein referred to as the “Nevada Action”) The plaintiffs also sought to have a receiver appointed to run the business and affairs of Private Media.

Consipio, Tisbury Services Inc. and certain other shareholders believed that a majority of Private Media’s independent members of the Board of Directors failed to direct the affairs of Private Media over many years in a manner that is in the best interests of the Company’s shareholders due to inappropriate influence and control exercised by Private Media’s Chairman and principal shareholder, Mr. Milton. Accordingly, in October 2010 Consipio nominated its own slate of directors to be elected at Private Media’s 2010 Annual Meeting of Shareholders that was to be held on November 18, 2010. In October 2010, the Nevada state court in the Nevada Action ordered Private Media to recognize the right of Consipio to vote the 5,600,000 shares that were pledged by Slingsby Enterprises as collateral for the Commerzbank Note. The Annual Meeting was held on November 18, 2010. Although the Nevada state court in the Nevada Action ordered that Consipio could vote the 5,600,000 pledged shares, the voting of those shares by Mr. Milton and/or Consipio was difficult to trace, and the inspector of elections in December 2010 determined that Mr. Milton and the other incumbent directors were re-elected. In January 2011, the Nevada state court re-examined the votes cast at the 2010 Annual Meeting to see if the 5,600,000 collateral shares pledged by Slingsby to Consipio were actually voted in favor of Consipio’s director nominees, and then ordered that a hearing be held in June 2011 to determine whether to confirm or modify the vote report of the inspector of elections. At the June 2011 hearing, the Nevada court determined that the election of the incumbent directors at the November 18, 2010 Annual Meeting was invalid. The Nevada court also ordered the prior Board of Directors to promptly call for a new annual meeting to elect directors. The incumbent directors did not call a new meeting of the shareholders as ordered by the court, and on August 25,

2011 the Nevada State Court appointed Mr. Johnson as the receiver for the Company for the purposes of (i) preserving Private Media’s assets and business, and (ii) setting the date for and conducting the 2011 Annual Meeting of Shareholders.

Prior management’s actions also contributed to the de-listing of Private Media’s common stock from the Nasdaq Stock Market. In September 2011, the Company was notified by Nasdaq that Private Media’s common stock would be de-listed from the Nasdaq Stock Market because of the appointment of a receiver, the failure of our prior Board of Directors to collect the EUR 7 million owed by Mr. Milton under the Slingsby Loans, the failure of our prior Board to demand repayment from Mr. Milton of excess salary and instead allowing Mr. Milton to keep such excess salary as a “retention bonus,” and the entry of the $7.35 million Order of Attachment against the Company by the New York State Court. Private Media’s common stock was formally delisted on November 15, 2011. As a result, our common stock is currently traded on the OTCQB tier of the OTC Markets.

On September 19, 2011, Mr. Johnson, as receiver of the Company, demanded that Mr. Milton and Slingsby repay the Slingsby Loans. As of the date of this Annual Report, Mr. Milton and Slingsby have not repaid any portion of the Slingsby Loans.

On December 15, 2011, Mr. Johnson, the court-appointed receiver, indefinitely suspended Mr. Milton from all duties and powers as our President and CEO. Mr. Milton’s employment with Private Media was formally terminated on March 28, 2012. Also on December 15, 2011, Johan Gillborg was terminated as the Company’s Chief Financial Officer and Corporate Secretary.

The 2011 Annual Meeting of Shareholders that the Nevada State Court had ordered in June 2011 was finally held on January 11, 2012. At that election, the shareholders removed Mr. Milton and all of the prior directors (other than Mr. Johnson and Mr. Bunimovitz) and elected Consipio’s slate of directors. Thereafter, the new Board of Directors appointed Charles Prast (“Mr. Prast”) as Private Media’s new President, Chief Executive Officer and Interim Chief Financial Officer, and the Nevada Court entered an order terminating the receivership of Mr. Johnson. Mr. Johnson remains a director of the Company.

On May 22, 2012, the Nevada State Court (i) dismissed the Nevada Action, and (ii) ordered Private Media to reimburse plaintiffs Consipio Holding BV and Tisbury Services Inc. for their attorneys’ fees and costs incurred in that lawsuit in an amount to be agreed between the plaintiffs and Private Media, and approved by the Company’s Board of Directors.

Operations Under New Management. The financial cost of prior management’s actions has severely weakened Private Media’s financial condition and detrimentally affected its on-going operations. Prior management’s failure to attempt to collect the Slingsby Loans (over EUR 7 million, much of which was outstanding for a decade), and its failure to prevent Mr. Milton from receiving excessive salary and other payments, contributed to the Company’s weak financial condition. This situation was, however, significantly exacerbated by the millions of dollars of legal and other fees and costs that were incurred related to the various lawsuits filed against Private Media by its shareholders and creditors, and by the fees related to the disputed annual meetings of the Company’s shareholders. As a result of the lawsuits, Private Media was ordered to repay the litigation fees and costs incurred by the plaintiffs. Because of these additional costs and fees, including default interest on the Commerzbank Note, Private Media’s obligation to Consipio under the Commerzbank Note increased to EUR 5,545,568 (approximately $7.3 million based on the euro-dollar exchange rate in effect on December 28, 2012, the date of settlement). In addition, Private Media was forced to pay the fees and costs of Tisbury Services Inc. and to enter into a settlement with Mr. Bunimovitz.

In addition to the financial damage inflicted on the Company, Private Media’s operations during the past few years have also been severely affected by the disruption caused by management disputes, changes in its market and operating environment due to an influx of free, advertisement supported content delivered by other adult entertainment companies (referred to as advertainment), the various lawsuits filed by and against the

Company, the Nasdaq de-listing, the operational and other difficulties in integrating Private Media’s Game Link and Sureflix businesses, and the deteriorating relations between Private Media and its distributors and customers. Furthermore, upon assuming control following the January 2012 annual meeting of shareholders, our new officers and directors discovered that many of Private Media’s important financial and corporate records were in disarray and/or missing. These problems have contributed to delays in completing the restructuring of the Company’s operations and to a delay in completing and filing Private Media’s SEC reports.

Following the election of the new directors and the appointment of its new Chief Executive Officer, Private Media’s new management in 2012 initiated a plan to restructure and recapitalize Private Media. Management’s short-term goals included the following:

1. Repay its obligations to Consipio and Tisbury. In the aggregate, Private Media owed Consipio in excess of EUR 8 million (approximately $10,582,000 based on the euro-dollar exchange rate in effect on December 31, 2012) for the outstanding principal and accrued interest on the Commerzbank Note, costs associated with enforcing Consipio’s rights as provided for under the Commerzbank Note, court-awarded attorney’s fees and additional amounts representing debt to third parties previously assumed by Consipio. In addition to its obligations to Consipio, Private Media also owed Tisbury Services a total of $450,000 to repay Tisbury’s legal costs.

2. Settle and dismiss the Nevada Action and the other pending lawsuits/arbitration proceedings with Consipio and with Mr. Bunimovitz.

3. Return Private Media’s operations to the geographic and product markets in which it has historically operated and in which the “Private” brand can be most effectively exploited. Accordingly, management’s goal was to divest itself of its U.S. and Canadian operations and facilities, and to consolidate its operations into its Barcelona, Spain, headquarters. Also, management did not believe that the digital distribution of gay adult content was consistent with the Company’s historic adult content offerings.

4. Streamline and reduce Private Media’s facilities, operations, subsidiaries and employees in order to reduce the Company’s overhead and other operational expenses.

5. Raise capital to fund its short-term working capital needs and its growth plans.

6. Restructure a EUR 1.0 million outstanding obligation to an institutional lender under a defaulted line of credit.

To date, Private Media has successfully met a number of the foregoing goals. As discussed in greater detail below in this Annual Report, new management has accomplished the following:

A. Effective December 28, 2012, Private Media settled its lawsuit with Consipio. Private Media owed the outstanding balance of the Commerzbank Note, the legal fees and costs that the Nevada State Court ordered Private Media to pay, the legal fees and costs Private Media was required to pay Consipio because of the New York lawsuit, and approximately EUR 1.7 million that Private Media owed third parties, which obligations were acquired by Consipio. Since Private Media did not have the funds to repay Consipio in cash, Private Media offered to repay Consipio for all of the foregoing obligations by issuing shares of a new class of preferred stock. As a result, on December 28, 2012, Private Media issued to Consipio a total of 800,000 shares of its new 6% Series B Convertible Redeemable Preferred Stock as payment in full. Each share of preferred stock was issued in consideration for EUR 10.00 of debt. We have the right to redeem these shares at any time for EUR 10.00, plus unpaid dividends that accrue at a rate of 6% per annum. See, “Issuance of 6% Series B Convertible Preferred Stock; Change of Control” below. As a result of the settlement, all lawsuits with Consipio (in Nevada and New York) have now been dismissed.

B. In May 2012, Private Media settled and terminated both the Nevada Action and the JAMS arbitration that Mr. Bunimovitz had filed against the Company. As part of the settlement and in exchange for full a release from all claims, we (i) transferred to Messrs. Bunimovitz, Sullivan and Marinac (the former owners of the Game Link companies) all of the outstanding capital stock of the ThinkForward, Inc. and GreenCine, Inc. subsidiaries (i.e., the Game Link companies), and (ii) issued to Messrs. Bunimovitz, Sullivan and Marinac an aggregate of 1,772,875 shares of our common stock. The 1,772,875 shares represented the number of shares that Messrs. Bunimovitz, Sullivan and Marinac would have been entitled to under the earn-out provisions under the Agreement and Plan of Reorganization dated as of January 20, 2009. The Agreement and Plan of Reorganization was the principal agreement pursuant to which we acquired ThinkForward, Inc. and GreenCine, Inc. See, “Item 13. Certain Relationships And Related Transactions, And Director Independence—Transaction Between the Company and Ilan Bunimovitz, our Former Chief Executive Officer and Director, and Mr. Bunimovitz’ Affiliates,” below.

C. As part of our re-evaluation of prior management’s expansion of its operations outside of its historical European sphere of operations and the expansion of Private Media’s product offerings to include gay adult media, and in order to resolve claims made by the prior owners of Sureflix, alleging misrepresentation and breach of contract, on June 29, 2012 we entered into a settlement agreement with the former owners of Sureflix. Under the Settlement Agreement, in exchange for a full general release, we transferred back to the former owners (including Mr. Johnson, the current Chairman of this Company’s Board of Directors) all of the outstanding capital stock of Sureflix. All intercompany allocations, receivables and payables between Sureflix, on one hand, and the Company, on the other hand, were netted, and we are obligated to re-pay Sureflix the net amount ($224,969) by the end of 2012. The foregoing amount has not been fully repaid, and, as of May 21, 2013, we will owe Sureflix approximately $74,000. See, “Item 13. Certain Relationships And Related Transactions, And Director Independence—Transaction Between the Company and Eric Johnson, a Director, and Mr. Johnson’s Affiliate,” below.

D. Our principal subsidiary owed a European bank EUR 1,073,500 under a defaulted loan that the Company had guaranteed. In December 2012, our new management renegotiated and restructured the loan so that the loan is no longer in default. Under the new terms, the loan will bear interest at a rate of 3% per annum, with interest payments due annually at the end of each calendar year. The repayment dates for the unpaid principal balance have been extended, so that the outstanding principal amount must be repaid as follows: (i) EUR 350,000 is due on January 1, 2016, (ii) EUR 350,000 is due on January 1, 2017, and the balance, (iii) EUR 373,500 is due on January 1, 2018.

E. In order to obtain working capital and to be able to renegotiate the repayment of other short-term obligations at a discount, in February 2013 we entered into a Loan Agreement with three unaffiliated foreign lenders. Under the Loan Agreement, the three lenders agreed to advance us a total of EUR 800,000. The loans bear interest at a rate of 9.9% per annum and are due and payable on December 31, 2014. Interest is payable quarterly in arrears. Our obligations under the loans are secured by a lien on certain motion pictures in our film library.

F. As part of our efforts to streamline our operations and reduce overhead expenses, new management has, to date, reduced the Company’s headcount from 45, not including 48 employees of Game Link and Sureflix, in 2011 to 38 employees as of May 21, 2013, and significantly reduced the amount of space we rent. The reduction in headcount, management costs and rental expenses is expected to save this Company an estimated EUR 741,000 annually. We are also working on closing and consolidating various subsidiaries in order to simplify our financial reporting procedures and to eliminate the corporate costs of maintaining so many subsidiaries (we had 20 subsidiaries as of December 31, 2011 and as of May 21, 2013 we had 12 subsidiaries which number is expected to be further reduced).

Issuance of 6% Series B Convertible Preferred Stock; Change of Control. As of December 28, 2012, we owed Consipio over EUR 8,000,000 (including principal and interest on the Commerzbank Note, legal fees and costs that we were required to pay as a result of the various legal proceedings related to the collection of the Commerzbank Note, and other liabilities). As of December 28, 2012, we did not have the financial resources to repay all, or even a significant portion of the foregoing amounts owed to Consipio. Accordingly, as payment in full, we agreed to issue to Consipio 800,000 shares of a new series of preferred stock designated as our “6%

Series B Convertible Redeemable Preferred Stock” (the “Series B Preferred Stock”). Because each share of Series B Preferred Stock was issued at a price of EUR 10.00 per share, the total amount of consideration paid to Consipio for the global settlement was EUR 8,000,000. A total of 1,300,000 shares of Series B Preferred Stock have been authorized, of which 800,000 are currently owned by Consipio. We anticipate that we may issue additional shares of the Series B Preferred Stock to repay other creditors and/or to raise additional capital. The principal terms of the Series B Preferred Stock include the following:

•

Upon the liquidation, dissolution or winding up of the Company (including a Deemed Liquidation Event), the holders of the Series B Preferred Stock shall be entitled to be paid an amount per share equal to EUR 11.00 plus any accrued and unpaid dividends thereon. The liquidation payment is payable before any payment made to the holders of our Common Stock. A Deemed Liquidation Event includes the merger of this Company, the sale of its assets, an uninsured judgment rendered against this Company for EUR 1,000,000 or more, or commencing after July 1, 2013, our failure to file with the SEC any of our Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K by no later than 30 calendar days after the required filing date (including the expiration of any permitted extensions).

•	Each share of Series B Preferred Stock is convertible into 50 shares of our common stock.

•

Holders of the Series B Preferred Stock are entitled to receive dividends at an annual rate of 6% of the EUR 10.00 Series B Preferred Stock original issue price, which shall be cumulative, accrue daily and be payable quarterly, in arrears, in cash on the third business day following March 31, June 30, September 30 and December 31. However, dividends will cease accruing on the Series B Preferred Stock during any fiscal quarter if all three of the following conditions are met on any day during that fiscal quarter: (i) The Common Stock has been listed or quoted for trading for no less than 60 consecutive trading days on any national U.S. stock exchange (including any market that is part of the Nasdaq Stock Market), the OTC Bulletin Board, and/or on the OTCQX or OTCQB levels of the OTC Markets Group; (ii) The average daily trading volume of the Common Stock for 20 consecutive trading days prior to such date exceeds 10,000 shares, and (iii) The average of the volume weighted average price such 20 consecutive trading days exceeds $1.00 per share (adjusted to reflect any stock split, reverse stock split, stock dividend or stock combination). The dividends payable with respect to the Series B Preferred Stock shall, at the option of Private Media, be paid in Euros or by means of a one-year unsecured promissory note. Any such promissory note will bear interest at a rate of 7.5% per annum and be payable in four quarterly payments commencing one year after the date of the dividend payment. The holders of the Series B Preferred Stock may, however, elect to receive shares of our Common Stock in place of some or all of any quarterly dividend (the value of the shares is based on the 10-day trading price of our Common Stock).

•

Provided that we have registered with the SEC the public resale of the shares of Common Stock into which the Series B Preferred Stock is convertible, at our option we may, at any time, redeem the shares of the Series B Preferred Stock, in whole or in part, for a cash redemption price equal to EUR 10.00 plus any accrued and unpaid dividends. The redemption price is payable in Euros.

•

At any time between December 31, 2015 and December 31, 2018, a holder of the Series B Preferred Stock may demand that we redeem some or all of the holder’s shares of Series B Preferred Stock, to the extent permitted under Nevada law. Each holder may demand that one third of the number of shares of Series B Preferred Stock the holder initially acquired be redeemed in each calendar year 2016, 2017, and 2018. The redemption price is equal to EUR 10.00 plus any accrued and unpaid dividends and is required to be paid in cash, provided that we do not have to pay cash to the extent that such payments would (i) reduce our cash balance to below EUR 1,000,000, or (ii) cause our current assets to be less than three times our current liabilities, whichever is less. If we can’t pay the entire redemption price in cash, we have to pay the balance in a promissory note. The promissory note used to pay any portion of the redemption price shall: (a) bear interest at a fixed rate of prime plus 4% per annum; (b) be payable in four equal quarterly installments of principal and interest on the last day of each calendar quarter; (c) be prepayable by us at any time, in whole or in part, without premium or penalty; and (d) if necessary to comply with Nevada law governing distributions to shareholders, be subordinated to all of our creditors. We also will have the right to defer any payment under the promissory notes if such payment would violate Nevada law.

•

The holders of the Series B Preferred Stock vote together with the holders of Common Stock as a single class. Each holder of Series B Preferred Stock is entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock held by such holder would be convertible. However, we may not take certain actions without the approval of a majority of the then outstanding shares of Series B Preferred Stock. These actions that require the approval of the holders of the Series B Preferred Stock include (i) changing the rights, preferences and privileges of the Series B Preferred Stock or creating a class that is senior to the Series B Preferred Stock, (ii) selling all or substantially all of our assets or merging with another entity if following the merger our shareholders own less than 50% of the voting power in the election of directors, (iii) paying dividends on, or redeeming any shares of our Common Stock, (iv) borrowing more than EUR 2,000,000 in the aggregate, other than trade payables and accrued expenses incurred in the ordinary course of business, and (v) issuing more than 5,000,000 shares of Common Stock in any single transaction or related set of transactions.

•

In order to allow certain holders of our Series B Preferred Stock to maintain their percentage interest in our Company, until December 31, 2017 each holder of more than 50,000 shares of Series B Preferred Stock shall have the right to participate in our future capital raising transactions, including the issuances of common stock, debt, preferred stock, options, warrants or other instrument that are convertible into or exchangeable for shares of Common Stock. The number of securities that a qualified holder of Series B Preferred Stock can purchase in our future capital raising issuances is equal to the ratio of (x) the number of shares of Common Stock beneficially owned by the qualified holder, to (y) the sum of the number of shares of Common Stock then outstanding plus the number of shares of Common Stock issuable upon the exercise or conversion of all outstanding options, warrants, and other convertible securities.

Change of Control. The 800,000 shares of Series B Preferred Stock owned by Consipio are currently convertible into 40,000,000 shares of Private Media Common Stock and, until converted, are entitled to vote on all matters, including the election of directors, on an “as converted” basis. Taking into account the 3,000,000 shares issued to Tisbury under the Tisbury Settlement Agreement, the Company had a total of 27,259,869 shares of Common Stock outstanding on December 28, 2012. Accordingly, since the shares of Series B Preferred Stock that were issued to Consipio have 40,000,000 votes, Consipio acquired 59.4% of the aggregate voting power of Private Media’s capital stock. As a result, Consipio currently has the ability to elect a majority of the members of our board of directors.

Business Summary Overview

We acquire worldwide rights to adult media produced for us by independent producers and then process this content into products suitable for popular physical media formats such as print publications, DVDs, digital media platforms (such as internet websites, mobile telephony and transactional television), and broadcasting (which includes cable, satellite and IPTV). Our branded adult media is available at physical retail locations and through electronic retailers as well as on mobile devices, transaction television platforms and over the Internet. In addition, we provide adult entertainment films to thousands of major hotels around the world. To a lesser extent, in addition to branded adult media products, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties.

Our business was founded in 1965 and achieved initial success through our then flagship print publication, Private, the first full color, hard-core sex publication in the world. As of December 31, 2011, we had compiled a digital archive of more than two million photographs and had more than 500 issues of print publications. Approximately 20,000 copies of our print publications are distributed each month and include a DVD.

In 1992, we expanded our operations to include the production, acquisition, and distribution of adult movies. Our movies, and those that were produced by us in a joint venture with third parties, have to date received more than 200 industry awards. As of December 31, 2012, our video library contained in excess of 1,400 titles. Our goal is to add approximately over 140 hours of video to our library annually.

Since 1997, we have expanded our presence in growing distribution channels such as the Internet and over hand-held devices, including smartphones, tablets and similar devices. We believe that these channels represent a substantial growth opportunity for us in the future.

We launched our first internet website, www.private.com, in 1997. This website provides content directly to consumers over the Internet. We derive revenues from the website primarily through subscriptions.

On January 20, 2009 we expanded our Internet operations through the acquisition of Game Link LLC and its affiliates, companies engaged in digital distribution of adult content over the Internet and eCommerce development. Game Link is a leading US adult entertainment video-on-demand and eCommerce platform through its Game Link.com website. Game Link is based in San Francisco, U.S. On October 29, 2009 we continued the expansion of our digital media platform through the acquisition of Sureflix Digital Distribution and its affiliates, companies engaged in the business of digital distribution of premium gay adult content. Sureflix is a leading global supplier of gay adult programming based in Toronto, Canada. As described elsewhere in this Annual Report, in order to settle on-going litigation, and in order to re-focus our business on our historical geographic and target markets, we transferred ownership of these two businesses to their original owners in 2012. Accordingly, we no longer own or operate either the Game Link or Sureflix businesses.

Corporate Information

Private Media Group, Inc. was incorporated in the State of Nevada, U.S.A. In accordance with Nevada law we maintain a registered office at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada. Our European headquarters and principal offices are located at the offices of one of our principal operating subsidiaries, Milcap Media Group, S.L.U., whose address is Calle de la Marina 16-18, Floor 18, Suite D, 08005 Barcelona, Spain, telephone +34-93-620 80 90. Our corporate website address is www.prvt.com. We do not incorporate the information on our website into this Annual Report, and you should not consider such information part of this annual report.

We currently operate through 12 subsidiaries, of which only 8 actively conduct business. The parent company, Private Media Group, Inc., was originally incorporated in 1980 as a Utah corporation under the name Glacier Investment Company, Inc. for the purpose of acquiring or merging with an established company. In 1991, we changed our domicile to the State of Nevada. On December 19, 1997 Private Media Group, Inc. entered into acquisition agreements with Milcap Media Limited and Cine Craft Limited to acquire all of their outstanding capital stock in exchange for shares of its common stock, $4.00 Series A Preferred Stock, and common stock purchase warrants. Private Media Group, Inc. completed these acquisitions on June 12, 1998. In connection with these transactions, in December 1997 the parent company changed its corporate name to Private Media Group, Inc. Glacier Investment Company, Inc. had no material business activity prior to its acquisition of Milcap Media Limited and Cine Craft Limited in June 1998.

Our Strategy

Our goal is to be a preferred content provider of branded adult media to adult consumers across all distribution platforms and devices. To date, we have developed the strategies described below to compete in our markets. Our strategy is continually evolving to face the changing conditions in our markets and advances in technology. In general, our current strategy is as follows:

Leverage our brand.

As Europe’s leading producer and distributor of adult media for over 45 years, we have developed strong brand awareness within our markets. Our strategy is to leverage our “Private” brand name to increase our market share for adult entertainment products in existing distribution channels, and to gain access to new consumers in new markets and on new platforms.

Distribute our adult entertainment products through all new technology and distribution channels.

We actively seek out and utilize new and developing delivery platforms and technologies to distribute our existing and new content. Since we can convert our content to many digital platforms for a minimal incremental cost and thereby increase revenues and our brand exposure, our strategy is to make our content available to all existing and new digital devices, such as computers, digital cable and satellite television, IPTV and, more recently, hand-held devices including smart phones, tablet computers, similar devices.

Exploit our large library of content.

We own an extensive library of adult media that we have produced and acquired since our formation. Our strategy is to distribute our vast library of content, which was created for one type of media, in other distribution channels. Accordingly, our strategy is to convert and/or repackage our existing products and then distribute these products across all digital platforms and devices.

Our Competitive Strengths

We believe the following strengths, among others, are critical to our future within the market for adult media:

Recognized brand name

We believe that our target customers associate the Private brand name with high quality adult media. This name recognition attracts leading producers of adult media, as well as distributors and prospective joint venture partners interested in working with the Company. We believe that the strength of our brand name leads to more favorable economic terms than we could otherwise obtain in our processing and distribution contracts, and enables us to negotiate favorable revenue sharing arrangements and joint ventures from which we derive significant licensing fees.

Established market position and distribution network

We have access to a well-established worldwide distribution network which has been built up over the past 45 years, including over 100,000 physical points of sale in over 40 countries as of December 31, 2011. Some of our distribution relationships are exclusive distribution arrangements, which improve our market position and enhance our distribution capabilities. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. In digital media categories, we have entered into strategic alliances with a number of leading international service providers.

Extensive library of high quality adult media

We have an extensive library of high quality adult media. As of December 31, 2012, our library included still photographs developed for more than 500 back-issues of magazines and in excess of 1,400 movie titles. We hold exclusive worldwide rights to this entire content archive. This has enabled us to enter into distribution arrangements with a wide range of media platforms, including leading international telecoms and broadcasting companies. To facilitate electronic distribution of our products, we have converted our entire archive of print images into a digital format. Our video archive is now also stored in rich media digital format, which can be converted into any known file format and delivered digitally online or on hard drives.

Content acquisition strategy

We acquire adult media from third-party producers/directors on a project-by-project basis. This approach gives us substantial flexibility in terms of production volume and delivery time, significantly reduces our fixed production overhead and largely eliminates the risk to us of cost overruns in production.

Experienced management

Our management team has extensive experience in the acquisition and distribution of adult media and in general business administration.

Our Principal Products and Markets

Physical Media Segment (Magazine and DVD Publications)

We are the publisher of Private, an international X-rated magazine, and Private branded adult media on DVDs. Private was founded in 1965, and was the first full color, hard-core sex publication in the world. Although this market has declined significantly in recent years we still maintain a robust presence in points of sale across Europe including retail, e-commerce platforms and newspaper kiosks.

Direct-to-Consumer Segment (Internet Services)

Our Direct-to-Consumer segment derives revenue primarily through subscriptions to our adult consumer websites, including our private.com site. Content for the websites is primarily obtained from our own productions. Traffic to our consumer websites is derived through either a targeted network of affiliates that earn a referral fee from us when diverted traffic converts into paying members, or type-in traffic whereby users navigate directly to the websites by typing the addresses of our websites into their web browsers.

Content Segment (Wireless—Mobile Entertainment)

We launched our mobile content program in 2003. We generate revenues from mobile telephony transactions both on-portal and off-portal. Currently, our principal markets for this product are Europe and South America. Our product offering to operator portals consists of mobile downloads, including wallpapers, screensavers, video clips and video streaming. Our off-portal business is increasingly an extension of our direct-to-consumer segment.

Transactional TV Segment

Our transactional television segment was our largest segment in fiscal year 2011. This segment of our operations generates revenues primarily through the distribution of adult programming on video-on-demand (VOD) platforms. VOD distribution primarily occurs through cable operators or IPVT providers. VOD presents viewers with layered menus that allow viewers to interactively select a motion picture/video and then view it either immediately or at a later time. We believe consumers prefer VOD services relative to our pay-per-view (PPV) offerings because of the variety of content available through VOD platforms, and because of the flexibility VOD services provide in viewing times.

Our Transactional TV segment also distributes adult programming to cable and satellite television companies for PPV channels. PPV typically provides consumers access to a timed block of programming (programming that is available only at specified times) for a fee payable to their cable or satellite provider. Our PPV programming is offered on channels that are available to viewers through the same electronic program guides that display basic cable channels.

We typically earn revenue in our Transactional TV segment by receiving a percentage of the total retail purchase price paid by consumers to purchase our content on customers’ VOD and PPV platforms.

Branded Broadcast Channel Segment

We initiated our broadcasting business in 2000, and currently offer two adult content broadcast channels, one in Europe and one in Latin America. Our two branded channels are provided as part of a joint venture with Playboy TV and a South American partner respectively. These channels are distributed to cable operators, IPTV and direct broadcast satellite platforms on a revenue share or CPS (cents per subscriber) basis.

VIDEO

Production

In 1992, we began releasing movies under the Private label. We acquire our content from independent producers that are carefully selected and are subject to strict quality controls. All producers assume production costs, obligations and legal responsibilities, including among other things, the delivery of rights, model releases and all production-related paperwork. The producers deliver the movies on digital masters to us. We then arrange for the digital masters, as necessary, to be customized, dubbed, sub-titled and encoded. All marketing material and artwork for video covers is created in-house.

As of December 31, 2012, our movie library contained in excess of 1,400 movie titles. Almost all titles are available on any available digital format.

Distribution

We distribute our productions worldwide via digital files and digital masters. We license our movies to IPTV, cable and satellite television networks and adult pay-per-view television channels. These licenses generally grant the operator a specific right of transmission and we retain the intellectual property rights of every production. We edit many of our new feature movie releases into several versions depending on the media through which they are to be distributed. Versions edited for cable, satellite and hotel television programming may be less sexually explicit than the versions edited for home video distribution. DVDs are sold or rented in video stores, adult lifestyle retailers, newsstands and other retail outlets, and where permitted, through direct mail.

DIRECT-TO-CONSUMER (INTERNET SERVICES)

Private Media’s internet platform offers adult content directly to consumers.

Private.com (www.private.com) is our membership site that offers access to high-quality adult content, including video clips, photosets, a library of all “Private” magazines ever published.

Revenue from our websites is generated primarily through subscriptions purchased by our customers. Content for the websites is primarily obtained from our own productions. Traffic to our consumer websites is derived through either a targeted network of affiliates that earn a referral fee from us when diverted traffic converts into paying members, or type-in traffic whereby users navigate directly to the websites by typing the addresses of our websites into their web browsers.

TRANSACTIONAL TELEVISION SEGMENT

The transaction television segment of our operations consists of the distribution of adult programming on the IPTV and cable system (VOD) platforms.

Our transactional television segment was our largest segment in fiscal year 2011. This segment of our operations generates revenues primarily through the distribution of adult programming on video-on-demand (VOD) platforms. VOD distribution primarily occurs through cable operators or IPVT providers. VOD presents viewers with layered menus that allow viewers to interactively select a motion picture/video and then view it either immediately or at a later time. We believe consumers prefer VOD services relative to our pay-per-view (PPV) offerings because of the variety of content available through VOD platforms, and because of the flexibility VOD services provide in viewing times.

Our Transactional TV segment also distributes adult programming to cable and satellite television companies for PPV channels. PPV typically provides consumers access to a timed block of programming (programming that is available only at specified times) for a fee payable to their cable or satellite provider. Our PPV programming is offered on channels that are available to viewers through the same electronic program guides that display basic cable channels.

In-Room Entertainment

The Company also licenses the right to use its content to hospitality service entertainment operators primarily for hotel room systems.

WIRELESS—MOBILE CONTENT

We generate revenues from on-portal and off-portal mobile content. The market currently consists of wallpapers, screensavers, video clips and video streaming.

PHYSICAL MEDIA SEGMENT (MAGAZINE PUBLICATIONS/DVDs)

Magazines. Our publishing operations include the publication of Private magazine. This magazine is distributed primarily in Europe. Our magazines feature pictures of men and women engaged in erotic and sexually explicit situations. During 2011 we distributed approximately 20,000 copies of our print publications packaged together with our DVDs per month.

Our magazines are distributed to newsstands and other public retail outlets through a network of national distributors, who maintain a local network of wholesale and retail distributors. Newsstand retail sales are permitted in most of Europe and we distribute our magazines to newsstands in these markets. Independent distributors who distribute our magazines do so under individual firm sales distribution agreements.

We print all of our proprietary magazines in Barcelona, Spain and ship them from the Netherlands. We determine the amount of printed publications bi-monthly with input from each of our national distributors.

DVDs. We have entered into distribution agreements in over 20 countries. Under these distribution agreements we provide our back catalogue of titles and all our new titles each month during the term of the agreement, and a licensee normally serves as the exclusive distributor throughout its own country or language territory. In general, we believe that national distribution agreements enable us to have an ongoing branded presence in international markets and to generate higher and more consistent revenues than we could achieve selling directly to retailers.

BRANDED BROADCASTING

In November 2005 the Company and Playboy TV International signed a non-exclusive five-year agreement to launch an adult pay-TV channel in Europe. The new channel was launched, and currently still operates, under the name of Private Spice. In 2010, we renewed the Private Spice agreement with Playboy for an additional five-year term. Under our agreement, Playboy TV International operates, distributes and markets the channel, and we provide the video content, the use of our “Private” brand, and some marketing support. We generate revenues from our joint venture with Playboy on a profit sharing basis commensurate with our content contribution to the channel. The programming in the Private Spice channel, including the language and content, is tailored to the local market in Europe in which the channel is offered. The channel is available in Europe via cable, satellite, Digital Terrestrial Television (“DTT”) and IPTV platforms.

The Private Gold channel was launched in Latin America in 2001. In 2005, we entered into an exclusive agreement with Playboy TV Latin America to operate and distribute a “Private” branded channel throughout Latin America. Under the terms of the agreement, Playboy TV Latin America operates and distributes the channel via its pay television distribution network. The channel originally was titled “Private Gold.” In 2009, the channel was re-branded as the “Private Channel.” We generate revenues from our agreement with Playboy TV Latin America on a revenue share basis.

PROPRIETARY RIGHTS

General

We believe that our branded video and magazine titles and logos are valuable assets and are vital to the success and future growth of our businesses. We have filed trademark registration applications with respect to most of our trade names and logos. We believe that the name recognition and image that we have developed in each of our markets significantly enhances customer response to our sales promotions. We intend to aggressively defend our trademarks throughout the world, and we constantly monitor the marketplace for counterfeit products. We initiate legal proceedings from time to time to prevent unauthorized use of our trademarks. Our principal trademark name and logo is “Private.”

Piracy Problems

Our content is constantly being pirated on the Internet. We have an internal program for challenging websites that publish our content without our permission. The program includes subscribing to different legal programs and services concerned with internet piracy.

Our legal counsel handles most piracy problems and attempts to resolve these matters or litigate them on a case-by-case basis. During 2011, we had eleven lawsuits pending to enforce our proprietary rights against alleged illegal copyright infringers.

COMPETITION

General Considerations

The adult media industry is highly competitive, highly fragmented, consists of a very large number of competitors, and is constantly changing. We believe our most challenging competition recently has been from low-cost and free adult internet websites. The increase in the availability of free and low-cost internet websites, as well as the decline in global economic conditions, has caused consumers to seek lower-cost options for obtaining adult content. We believe that consumers who would otherwise purchase our content have been obtaining their content through low-cost and free adult internet websites. Additionally, consumers are generally migrating away from television as a viewing platform of choice. We believe these developments have resulted and may continue to result in further competitive pressures on us from free and low-cost adult internet websites. Furthermore, we have traditionally competed against other, larger companies that offer competing products.

However, because of the relatively low barrier to entry and the ease with which media can be produced and made available over the Internet, our competitors now also include numerous small publishers of adult content.

We believe that we have a competitive advantage because of (i) our established and highly recognized “Private” brand, (ii) the quality of our content, and (iii) the existing distribution arrangements that we have established over numerous years. We have few long-term or exclusive service agreements with our customers. Business generation is based primarily on customer satisfaction with key factors in a purchase decision including reliability, timeliness, quality and price. We believe that our extensive and longstanding international operations, our brand name, image and reputation, as well as the quality of our content and our distributors, provide a significant competitive advantage over many of our competitors.

Internet

The internet market for adult oriented content has expanded dramatically over the past years. Because it is easy and inexpensive to establish an Internet presence, there is significant competition among distributors of adult media over the Internet. There are numerous adult media websites competing with ours, some of which are operated by companies that possess global distribution, broadcasting and branding. Historically pay sites have contained most of the adult media on the Internet, but recently the “YouTube-like” adult video sites that are commonly known as “tube sites,” offering free content, have become a serious threat to both paid internet and DVD distribution of adult media. The “tube sites” feature free adult videos, some of which consists of unlicensed, or pirated, excerpts of professionally produced adult movies (including at times pirated versions of Private Media’s proprietary videos). The availability of these free adult videos has diminished the demand for our paid video offerings on our proprietary websites and for our other products, and has diluted the market presence of our website. The tube sites have materially affected the revenues we generate from our website and other product offerings.

Broadcasting

The distribution of adult movies on cable and satellite television systems and hotel pay-per-view systems is highly competitive. Competition in this area is increasing in line with increasing consumer demand for hard-core adult entertainment generally. Our strongest geographical market position for cable and television and distribution is in Europe and Latin America, with the channels, Private Spice and Private, and licensing arrangements with established European television networks and IPTV platforms operated by international telcos.

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

Magazines

There are numerous publishers of hard-core adult magazines and paperback books. However, we believe that our print publications are dissimilar to many of the other adult publications in style and format. Magazines such as Playboy and Penthouse and similar print publications do not compete directly with our publications, since we consider them to be softcore publications. There are several hard-core publications in each country where our magazines are sold. In general, these are printed in limited editions and are of lower quality than our publications.

EMPLOYEES

As of December 31, 2011 we employed 93 people which included 37 and 11 employees, respectively, employed by our Game Link and Sureflix companies. During 2012, we disposed of the Game Link and Sureflix companies, and the number of our employees has decreased as a result. In addition, as part of the internal reorganization undertaken by our new management, we have further reduced the number of persons we employ. As of May 21, 2013, we employed a total of 38 employees. All of our employees are employed at our headquarters in Barcelona, Spain.

Our employees in Spain are represented by two labor unions. We have never experienced a work stoppage and believe that we have a good relationship with our employees.

GOVERNMENT REGULATION

We operate in a highly regulated industry, both domestically and internationally. The laws and regulations of the various jurisdictions and countries in which we operate regulate all aspects of our business and products. Our materials are currently published and distributed in, or otherwise available in many countries, each of which has its own regulatory framework. In particular, these regulations require us to be aware of, and to comply with, varying laws relating to decency and obscenity and the provisions that apply to the protection of minors, as well as regulations that relate to licensing, foreign investment and use of confidential customer information. In addition, as a publisher and distributor of entertainment in printed and other formats, we have to comply with all of the other rules and regulations that apply to publishers and distributors of other forms of publication. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could have a material adverse impact on our financial position and results of operations.

SEASONALITY

Our businesses are generally not seasonal in nature.

AVAILABLE INFORMATION

As a public company, we are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Our filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. We also make available copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement and Annual Report at no charge to investors through our corporate website, http://www.prvt.com, as soon as reasonably practicable after filing such material with the SEC.

Information on our website is not part of this Annual Report.

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

Risks Associated With Our Business and Operations.

As a result of operating losses, the opinion of our independent registered public accounting firm expresses substantial doubt, about our ability to continue as a going concern. In each of the past three years we have experienced substantial net losses (net losses of EUR 20,510,000 in 2009, EUR 4,335,000 in 2010, and EUR 29,324,000 in 2011). At December 31, 2011, we had cash and cash equivalents of EUR 179,000 and a working capital deficit of EUR 11,438,000. As a result, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and has modified its report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Since December 31, 2011, most of the directors on our former Board of Directors have been removed and replaced by new directors. In addition, in December 2011 our prior Chief Executive Officer was indefinitely suspended (he was officially terminated in March 2012) and our Chief Financial Officer was terminated on December 15, 2011. As a result, as of early in 2012 Private Media is under new management. Our new officers and directors have attempted to address the prior net losses, the large amount of outstanding indebtedness, our working capital deficit and our need for additional working capital. Among other things, since the beginning of 2012, new management has repaid EUR 8,000,000 of indebtedness in shares of the Company’s new 6% Series B Convertible Redeemable Preferred Stock, has restructured our defaulted EUR 1,000,000 bank credit facility, has raised EUR 800,000 of working capital through loans from three non-affiliated lenders, has reduced the Company’s overhead by reducing the number of employees, excluding Game Link and Sureflix, from 45 at December 31, 2011 to 38 as of May 21, 2013 and closing an office (which actions are collectively expected to provide estimated savings of EUR 741,000 annually), and has settled the two lawsuits that have burdened the Company’s financial resources and distracted the Company from its operations. These actions have improved the Company’s balance sheet and have reduced the Company’s ongoing operating expenses. In addition, in order to redirect the Company’s focus back to its historic business and geographic market, in 2012 new management also divested the Company of the Game Link and Sureflix operations that former management acquired in 2009. While the divestment of the Game Link and Sureflix companies has resulted in a significant decrease in new sales and has reduced the Company’s total assets, new management believes that the distraction caused by these distant operations and by the different product offerings (for example, the Company has not historically engaged in the gay media distribution market that was the focus of Sureflix) will improve the Company’s longer term operations and net profits. No assurance can, however, be given that these and other on-going changes will improve the Company’s future operations or that the Company will not continue to incur significant losses in the future. There can be no assurance that we will ever be able to operate profitably in the future.

Our future capital requirements and needs for additional financing are uncertain. Although we expect that our available cash resources and cash we expect to generate from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months based upon our present plan of operation, we believe that we may need to raise additional funds to (i) repay some legacy liabilities Private Media incurred under prior management, and (ii) to support new management’s modified business and growth plans and any unanticipated capital requirements. If we cannot obtain the additional financing that we have projected that we believe we will need to support our growing operations and to fully implement our plan of operations, our future operations will be hindered, and our ability to grow and become profitable will be jeopardized. In addition, if adequate funds are not available to us, we may be unable to develop or enhance our products and services, take advantage of future opportunities, maintain the scope of our operations or respond to competitive pressures or unanticipated requirements, all of which could harm our business. We have not identified the sources for the additional financing that we intend to obtain, and we do not have commitments from any third parties to provide this financing. There can be no assurance that sufficient funding will be available to us at acceptable terms or at all. Any additional equity funding that we obtain will reduce the percentage ownership held by our existing security holders.

Our business is highly competitive, and we risk losing significant market share and revenues if we are unable to effectively compete. We operate in an extremely competitive market. We compete with a number of other businesses that offer various adult-oriented publications or media products, including Playboy Enterprises, Inc., Vivid Entertainment, Larry Flynt Publications, Inc. (Hustler and New Frontier), and Manwin. Many of our competitors have significantly greater market presence, name recognition and financial and technical resources than we do. In addition, these companies may develop products or services that are more attractive to our target market than our products or services and/or they may be more successful than us in marketing their products or services. We believe that the adult entertainment market will continue to shift towards the use of explicit sexual content, our principal market, resulting in increased competition in this area of our business. In our internet business, we compete with other adult media websites as to the content of their programming and for subscription fees from subscribers and users. In addition, the growing availability of free adult entertainment through free websites has resulted in additional pressure on our business, which has adversely affected revenues and margins.

Free content on the Internet and competition from the “tube sites” is increasing competition for our products and is changing the dynamics of the marketplace for our products. Demand for Private Media’s paid products is being significantly impacted by the availability of free adult entertainment available on the Internet in general and at the “YouTube-like” adult video sites that are commonly known as “tube sites.” The “tube sites” feature free adult videos, some of which consist of unlicensed, or pirated, excerpts of professionally produced adult movies (including at times pirated versions of Private Media’s proprietary videos). The availability of these free adult videos has diminished the demand for Private Media’s paid video offerings on our proprietary website and for our other products, and has diluted the market presence of our website. The tube sites have materially affected the revenues we generate from our website and other product offerings. It is uncertain what affect these tube sites and other free internet adult websites will have on our on-going operations and our future financial results. No assurance can be given that we will be able to effectively compete against the tube sites and other internet products.

The market for our adult oriented products is changing rapidly, and unless we are able to anticipate these changes and rapidly adapt, we will lose market share. The adult entertainment sector is seeing rapid declines in its core business (i.e. DVD and magazine sales) as consumer consumption of adult content has shifted from physical media to digital distribution. Online usage itself is changing rapidly as technological advancements allow the deployment of more advanced and interactive multimedia services. In addition, multiple new mobile smartphone technologies and capabilities are adding new distribution venues for digital content. As a result of these new digital distribution channels, we have to rapidly develop new business models, products and distribution models that will allow us to otherwise capitalize on our large library of titles that we own. The free internet adult video offerings and the new mobile telephony offerings have affected sales of our print publications and our DVD sales. Unless we are able to effectively modify our business model to compete with the products offered digitally on the Internet or elsewhere, our market share, revenues and profits from our product offerings could decrease. Although we are currently deploying new mobile phone and smart television products, no assurance can be given that we will remain competitive in the rapidly changing adult entertainment marketplace. Our future success will depend, in part, on our ability to adapt to rapidly changing technologies, to enhance existing services and to develop and introduce a variety of new services to address changing demands of our consumers.

Our business involves the provision of sexually explicit content which can create negative publicity, lawsuits and boycotts. We are engaged in the business of providing adult-oriented, sexually explicit products worldwide. Many people regard our primary business as unwholesome. Various national and local governments, along with religious and children’s advocacy groups, consistently propose and enact legislation to restrict the provision of, access to, and content of such entertainment. These groups also often file lawsuits against providers of adult entertainment, encourage boycotts against such providers and mount negative publicity campaigns. In this regard, our magazines, and some of our distribution outlets and advertisers, have from time-to-time been the target of groups who seek to limit the availability of our products because of their content. We expect to continue to be subject to these activities.

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

We face online security risks in connection with our Internet business. Online security breaches could materially adversely affect our business. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials in particular. In offering online payment services, we rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as consumer credit card numbers. Advances in computer capabilities, new discoveries in the field of data encryption or other developments could compromise or breach the methods and procedures that we use to protect our consumers’ transaction data. In addition, unaffiliated programmers/hackers may attempt to steal proprietary information or cause interruptions in our services. To prevent such developments we may need to expend significant capital and other resources to protect against these problems.

Continued imposition of tighter processing restrictions by credit card associations and acquiring banks would make it more difficult to generate revenues from Internet and mobile telephone transactions. Our ability to accept credit cards as a form of payment for our online and mobile phone products and services is critical to us. There are ongoing efforts by credit card and other payment associations to restrict the processing of payments for online and mobile adult-related content. To protect against such restrictions, we must invest heavily in new technologies to protect against fraud. Unlike a merchant handling a sales transaction in a non-internet environment, e-commerce merchants are fully responsible for all fraud perpetrated against them.

Our ability to accept credit cards as a form of payment for our online products and services could be restricted or denied for many reasons, including:

•	Visa Tier 1 capital ratio requirements for financial institutions have significantly reduced the total dollar sales volume of Visa credit card activity that any bank can process in any given month;

•	if we experience excessive chargebacks and/or credits;

•	if we experience excessive fraud ratios;

•	if there is a breach of our security resulting in a theft of credit card data;

•	if there is a change in policy of the acquiring banks and/or credit card associations with respect to the processing of credit card charges for adult-related content;

•	tightening of credit card association chargeback regulations in international commerce;

•	banks might choose not to accept accounts with adult-related content.

American Express has instituted a policy of not processing credit card charges for online, adult-related content. If other credit card processing companies were to implement a similar policy, this could have a material adverse effect on our business, results of operations and financial condition.

We outsource our production and distribution. We acquire still photography and motion pictures/video content from independent producers/directors, and we rely on third-party distributors to deliver our products to end-users through multiple distribution channels, including newsstands, the Internet and broadcasting. Our relationship with such producers/directors and distributors is contractually based. We cannot guarantee that our contracts with directors will be fulfilled or that we will enter into new ones, in which case we may not have adequate content for our magazines and movies. Also, we cannot guarantee that our contracts with distributors will be renewed, in which case we may not be able to sell new products through some or all channels or into some countries. Failure to secure new production contracts, to secure the fulfillment of current contracts or to maintain our current distribution contracts could have a material adverse effect on our business, results of operations and financial condition.

New technological changes may render our equipment uneconomical or obsolete. As technologies change, the equipment used in our markets may become obsolete. As a result, we subcontract and intend to continue to subcontract capital intensive or technically complex businesses such as editing, DVD replication and other similar businesses. However, we may not have access to these subcontractors when their services are required, and their services may not be available on favorable terms.

Increased government regulation in the United States or abroad could limit our ability to deliver content and expand our business. New laws or regulations relating to the Internet, or more aggressive application of existing laws, could decrease the growth of our websites, prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition and operating results. These new laws or regulations could relate to liability for information retrieved from or transmitted over the Internet, taxation, user privacy and other matters relating to our products and services. For example, the U.S. government has recently enacted laws regarding website privacy, copyrights and taxation. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, employment and personal privacy is uncertain and developing. In addition, adult content remains prohibited or strictly controlled in many geographic markets. Some markets, such China, are strengthening their anti-pornography stances, providing a major challenge for adult entertainment providers.

Cable system operators could also become subject to new governmental regulations that could further restrict their ability to broadcast our programming. If new regulations make it more difficult for cable operators to broadcast our programming, our operating performance would be adversely affected.

We face risks relating to our proprietary intellectual property rights. We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and non-disclosure agreements to protect our proprietary products. Despite these precautions, unauthorized third parties copy parts of, or otherwise obtain and use our videos, photographs and other products without our permission. In addition, unauthorized users occasionally use our concepts and products and market them to our established customer base. Products sold over the Internet are particularly vulnerable to piracy, particularly in some developing countries. In addition, we cannot be certain that others will not develop substantially equivalent or superseding products, thereby reducing the value of our proprietary rights. Confidentiality agreements with our employees or license agreements with our customers may not provide meaningful protection for our proprietary information in the event of any unauthorized use or disclosure of that proprietary information.

We do not believe that our products infringe the proprietary rights of third parties, and we are not currently the subject of any intellectual property litigation or proceedings. Nonetheless, in the future we could become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. In addition, to the extent we may desire, or are required, to obtain licenses to patents or proprietary rights of others, there can be no guarantee that any such licenses will be made available on terms acceptable to us, if at all.

Enforcement of civil liabilities against Private Media and its management may be difficult. Presently, most of our directors and officers reside outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon them or to enforce, in courts outside the

United States, judgments against these persons obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws. In addition, since the disposition of our Game Link operations, virtually all of our assets are now located outside the United States. As a result, a judgment obtained in the United States against us may not be fully collectible within the United States.

There are risks associated with our international operations. As a European based enterprise, a majority of our operations are conducted outside the United States. In addition, our growth strategy contemplates increased services to foreign customers and to domestic customers distributing programming to international markets. As a consequence of the global nature of our business, we will be exposed to market risks from changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial condition. By virtue of our significant cross-border operations, we will be subject to the risks normally associated with such activities, including those relating to delayed payments from customers in some countries or difficulties in the collection of receivables generally.

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

We are subject to risks relating to performers. Our movie, video and photo productions are subject to U.S. and foreign regulations which govern the terms and conditions under which sexually explicit media productions may occur. We have adopted practices and procedures that are intended to ensure compliance with these regulations. Although these measures are intended to protect us from liability under applicable U.S. and foreign laws governing sexually explicit media productions, we cannot guarantee that we will not be subject to successful legal attacks in the future. Any material violation of the rules and regulations concerning the production of sexually explicit media in a jurisdiction could subject us to significant financial penalties and could limit our ability to conduct future operations in that jurisdiction.

Risks Associated With Our Securities.

Our principal shareholder holds sufficient number of our common stock to be able to elect our future Board of Directors, to control our operations, and to prevent other shareholders from influencing significant corporate decisions. As of December 28, 2012, Consipio Holding BV, a corporation organized under the laws of The Netherlands, acquired 800,000 shares of our newly created 6% Series B Convertible Redeemable Preferred Stock. The 6% Series B Convertible Redeemable Preferred Stock votes with the shares of our common stock as if it were converted into shares of our common stock. As of the date of this Annual Report, the 6% Series B Convertible Redeemable Preferred Stock controls approximately 59.4% of the aggregate voting power of our outstanding common stock. As a result, Consipio has the ability to elect a majority of our directors and the ability to direct the outcome of matters presented to our shareholders, including corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our Articles of Incorporation.

The decisions of Consipio or its elected or designated directors may conflict with our interests or those of our other shareholders. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control, which could have a material adverse effect on our stock price.

We do not expect to pay dividends on our common stock in the foreseeable future. Although our shareholders may receive dividends if, as and when declared by our board of directors, we do not intend to pay dividends on our common stock in the foreseeable future. In addition, we are prohibited from declaring or paying any dividends to the holders of our common stock until we have paid the cumulative 6% annual dividend to the holders of our 6% Series B Convertible Redeemable Preferred Stock. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. We are authorized to issue 110,000,000 shares of our capital stock, consisting of 100,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. At May 21, 2013, approximately 27,806,211 shares of our common stock were issued and outstanding and 1,700,000 shares of our preferred stock were authorized and available for future issuance. Should we obtain additional financing, we may issue authorized and unissued shares of common stock at below current market prices or preferred stock that could dilute the earnings per share and book value of your shares of our common stock.

There are risks relating to the issuance of additional shares of preferred stock, including deterring attempts by third parties to acquire us. Our board of directors has the authority to issue up to 1,700,000 additional shares of preferred stock, and to determine their price, and other rights, preferences, privileges and restrictions without any further vote or action by our shareholders. The rights of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock, including preferred stock that we may issue in the future. If preferred stock is issued, it may rank senior to our common stock in respect of the right to receive dividends and to participate in distributions or payments in the event of our liquidation, dissolution or winding up. The provisions in our articles of incorporation authorizing preferred stock could delay, defer or prevent a change of control and could adversely affect the voting and other rights of holders of our common stock, including the loss of voting control to others, which could make it more difficult for a third party to acquire control of us.

Substantial sales of our common stock by the holder of our 6% Series B Convertible Redeemable Preferred Stock could cause our common stock price to fall. As of December 31, 2012, there were 27,259,869 outstanding shares of our common stock. However, the shares of our currently outstanding shares of 6% Series B Convertible Redeemable Preferred Stock are convertible into another 40,000,000 shares of our common stock. Consipio, the holder of our currently outstanding 6% Series B Convertible Redeemable Preferred Stock will be entitled to start selling the shares of common stock into which the preferred stock is convertible in June 2013 under Rule 144. In addition, in order to enable us to redeem the 6% Series B Convertible Redeemable Preferred Stock, we intend to register the public resale of all shares underlying the 6% Series B Convertible Redeemable Preferred Stock during 2013. Therefore, Consipio will be eligible to resell substantial amounts of our common stock during 2013 in the public market. The sale of a significant number of our shares of common stock by Consipio may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares. The shares of our common stock may trade infrequently and in low volumes on the OTCQB tier of the OTC Markets, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company, we are relatively unknown, we are based in Barcelona, Spain, and conduct most of our operations outside of the U.S., and we are in the adult entertainment business. As a result of these factors, stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, may be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a well-known issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or be sustained. Due to these conditions, you may not be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As a result, investors could, and should be prepared to, lose all or part of their investment.

You may have difficulty selling our shares if they are deemed “penny stocks.” Since our common stock is not listed on a Nasdaq Stock Market or a national securities exchange, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we may not fall within in the future). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

Private Media maintains its registered office in the United States at 3230 Flamingo Road, Suite 156, Las Vegas, Nevada 89121. We do not conduct any operations from our Las Vegas location, and we have no employees in Las Vegas, Nevada.

We currently lease our headquarters and principal office space in the Torre Mapfre building, located at Calle de la Marina 16-18, 08005 Barcelona, Spain, pursuant to a three-year lease that expires in March 2015. Our average monthly base rental expense currently is approximately EUR 12,000. The office space is currently used primarily by our departments providing internet, marketing and administration services to the group. In addition, the office space serves as the European headquarters of Private Media. The lease also requires us to pay our proportionate share of the building’s real estate taxes and operating expenses. During 2011, we also leased office space at Carretera de Rubi 22, 08173 Sant Cugat del Valles, in Spain near our headquarters. That lease has been terminated, and as of December 31, 2012 we no longer pay rent for that facility.

As of December 31, 2011, our Game Link LLC subsidiary leased an approximately 10,000 square feet building in San Francisco, California for its use. During 2011, we paid $14,000 of rent per month under this lease (plus property taxes and maintenance expenses). As part of our disposition of Game Link LLC in May 2012, Game Link LLC assumed the obligations under that lease. Accordingly, as of May 2012, we no longer have any obligations or liabilities under the San Francisco lease.

As of December 31, 2011, we leased an approximately 5,250 square feet office facility in Toronto, Canada for use by our Sureflix subsidiaries. During 2011, we paid rent of $8,132 per month (plus our share of property taxes and maintenance expenses). As part of our disposition of Sureflix in June 2012, Sureflix assumed the obligations under that lease. Accordingly, as of June 2012, we no longer have any obligations or liabilities under the Toronto lease.

ITEM 3.	LEGAL PROCEEDINGS

Employment Arbitration and U.S. Department of Labor Claim

On July 23, 2010, Mr. Bunimovitz filed a Demand for Arbitration and related Statement of Claim against the Company with JAMS (Case No. 1100063395), a private arbitration service, pursuant to the dispute resolution provisions of his Employment Agreement, contesting his termination as our Chief Executive Officer. In the Statement of Claim, Mr. Bunimovitz alleged that (1) his termination on July 19, 2010, was without “cause” under his written Employment Agreement; (2) the termination was taken in retaliation for Mr. Bunimovitz demanding an independent investigation of Mr. Milton’s alleged “self-dealing transactions and was taken in an effort to silence him”; and (3) the termination of employment was not properly authorized by the Board of Directors, and is therefore invalid. Mr. Bunimovitz sought unspecified compensatory and punitive damages.

In March 2011 Mr. Bunimovitz amended his Statement of Claim to include two additional allegations: that the Company improperly failed to allow him to sell shares he received when his company (Game Link LLC) was acquired by Private Media; and that the Company has failed to deliver the shares to which he is entitled to receive under the earnout provisions of the acquisition agreement between the Company and Game Link.

On September 24, 2010, the Company received notice of Claims filed by Bunimovitz with the U.S. Department of Labor against the Company (Case No. 9-3290-10-057) alleging that Bunimovitz was terminated as CEO by Private Media in violation of Section 806 of the Sarbanes-Oxley Act in retaliation for Bunimovitz raising questions about self-dealing transactions involving the Chairman of the Company and the accuracy of the Company’s public disclosures in light of these transactions, and seeking reinstatement and unspecified compensatory and punitive damages.

On November 30, 2011 we entered into that certain Settlement Agreement And Release with Mr. Bunimovitz and Game Link LLC to settle all of the foregoing claims made by Mr. Bunimovitz against us. See, “Item 13. Certain Relationships and Related Transactions, and Director Independence.” As a result, the JAMS employment arbitration and the U.S. Department of Labor claim have been settled and dismissed.

Nevada State Court Action (the “Nevada Action”)

On August 11, 2010, Mr. Bunimovitz, together with Consipio Holding BV, a creditor of the Company, and Tisbury Services Inc., filed a Complaint against Private Media Group, Inc. in Nevada County Court (the “Nevada Court”), Clark County, Nevada (Case No. A-10-622802-B) alleging mismanagement of the Company’s business by the Company’s independent directors and Mr. Milton, who at that time was the Company’s Chairman and CEO. The complaint also sought to have Mr. Bunimovitz and another director, Mr. Johnson, appointed as receivers to run the business and affairs of this Company. In 2011, the Nevada Court dismissed the independent directors from action due to lack of jurisdiction over them. Accordingly, other than the Company, there was only one remaining named defendant, Mr. Milton.

On August 25, 2011, the Nevada Court entered an order appointing Eric Johnson, a current director of the Company, as a receiver for the Company, to serve in such capacity until further order of the Nevada Court. As reasons for the appointment of the receiver, the Nevada Court found that the Company had demonstrated a propensity for disregarding or resisting orders of the Nevada Court, specifically by (i) disobeying the Nevada Court’s October 21, 2010 Order regarding Consipio’s right to vote 5.6 million shares at the Company’s 2010 annual meeting of shareholders, (ii) disobeying or resisting the Nevada Court’s July 1, 2011 Order requiring the Company’s Board of Directors to set the record date for a new annual meeting of shareholders, and (iii) failure of the Company’s Board of Directors to seek collection of outstanding loans from the Company to Slingsby Enterprises Limited , an affiliate of Mr. Milton. The Nevada Court further found that the Company’s “directors, most notably Milton, have been guilty of gross mismanagement in the conduct of [the Company’s] affairs” and that the Company’s “assets are in danger of waste, sacrifice or loss.” The Nevada Court found that the appointment of a receiver was “necessary to preserve [the Company’s] remaining assets and business and to protect its shareholders.”

The Nevada Court’s order appointed the receiver for the purposes of (i) preserving the Company’s assets and business, and (ii) setting the date for and conducting the 2011 annual meeting of shareholders. The annual meeting of shareholders was eventually held on January 11, 2012. At the January 11, 2012 annual meeting of shareholders, this Company’s shareholders voted against the re-election of Mr. Milton and the other incumbent directors (other than Mr. Bunimovitz and Mr. Johnson, who was a director and the court-appointed receiver). On April 6, 2012, the Nevada Court entered an order terminating the receivership of Mr. Johnson. Mr. Johnson remains a director of the Company.

On May 22, 2012, the Nevada Court approved and entered that certain Stipulation And Order For Dismissal that provided that (i) the Nevada Action, together with all claims and counterclaims asserted therein, was dismissed, and (ii) the Company was required to reimburse the two named plaintiffs (Consipio Holding BV and Tisbury Services Inc.) for their attorneys’ fees and costs incurred in the Nevada Action in an amount to be agreed between the plaintiffs and the Company and approved by the Company’s Board of Directors. Accordingly, the Nevada Action has been concluded.

As required by the Nevada Court, the Company has reimbursed Consipio Holding BV and Tisbury Services Inc. for the amount of fees and costs that it owed to them as a result of the Nevada Action. The amounts we owed to Consipio Holding BV and Tisbury Services Inc. with respect to the Nevada Action were determined by the parties and the Company’s Board of Directors to be $2,750,000 and $450,000, respectively. The Company paid Consipio Holding BV and Tisbury Services Inc. the fees and costs that the Nevada Court ordered as follows:

Tisbury Services, Inc. As payment in full for all amounts the Company owed Tisbury under the Nevada Action, the Company delivered to Tisbury Services, Inc. (i) 3,000,000 shares of unregistered shares of Common Stock, and (ii) a five-year, contingent warrant to purchase up to a total of 4,000,000 shares of Common Stock. The warrant has an exercise price of $0.25 per share and is exercisable in four tranches of 1,000,000 shares of Common Stock each if, and only if, when, and to the extent that the number of issued and outstanding shares Common Stock at that time exceeds (i) 45,000,000 shares, (ii) 50,000,000 shares, (iii) 60,000,000 shares, and (iv) 70,000,000 shares (as adjusted to reflect stock splits, stock combinations, stock dividends, and other similar events). In the event that the number of issued and outstanding shares during the term of the warrant does not exceed some or all of the foregoing limits, the warrant shall expire with respect to the unexercisable shares. Tisbury has accepted the foregoing 3,000,000 shares of Common Stock and the warrant as payment and satisfaction, in full, of all amounts owed, or that may be owed, by Private Media to Tisbury in connection with the Nevada Action. The parties also entered into mutual general releases with the exception of certain individuals.

Consipio Holding BV. In order to (i) repay the Commerzbank Note, (ii) settle the New York Action and reimburse Consipio for its litigation fees and costs, (iii) repay a EUR 1,752,052 obligation owed by Fraserside Holdings Limited, a wholly-owned subsidiary of Private Media, to Bocca BV, a wholly-owned subsidiary of Consipio, and, as ordered by the Nevada District Court, (iv) reimburse Consipio for all of its fees and costs it incurred in the Nevada Action, on December 28, 2012 Consipio and Private Media entered into a Settlement Agreement and Mutual General Release. Because of its financial condition, in lieu of cash, Private Media issued to Consipio 800,000 shares of the Series B Convertible Preferred Stock as payment in full for the amounts owed to Consipio. Each share of Series B Preferred Stock has a stated value of EUR 10.00 per share. Pursuant to the settlement agreement with Consipio, the parties also agreed to discontinue and withdraw the New York Action with prejudice, and entered into mutual general releases with the exception of certain individuals. See, “Item 13 Certain Relationships and Related Transactions, and Director Independence.”

Appeal by the Company to the Nevada Supreme Court

As discussed above, on October 21, 2010, Consipio, Mr. Bunimovitz and the other plaintiffs in the Nevada Action obtained an Order from Judge Gonzalez requiring that the Company recognize the right of Consipio to vote the 5,600,000 collateral shares under the pledge agreement in favor of Consipio at the 2010 Annual

Meeting. On December 3, 2010, the Company filed a Petition for Writ with the Nevada Supreme Court seeking an Order directing Judge Gonzalez to vacate her Order of October 21, 2010, on the basis that she did not have jurisdiction of this issue, and seeking a stay of the Order until the issue can be decided in the New York Action. The October 2010 Order required the Company to recognize the right of Consipio to vote the 5,600,000 collateral shares under the pledge agreement at the 2010 Annual Meeting of Shareholders.

On November 2, 2012, the Nevada Supreme Court issued an order dismissing the appeal.

Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, New York State Supreme Court, County of New York, Case No. 650462/10 (the “New York Action”)

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company in U.S. federal court asserting a claim for unspecified damages under a $4,000,000 promissory note issued in December 2001 by Private Media in favor of Commerzbank AG (the “Commerzbank Note”), which was guaranteed by Slingsby Enterprises Limited (“Slingsby”), an affiliate of Mr. Milton, the Company’s former Chairman and Chief Executive Officer. The guaranty was secured by a pledge of 1,650,000 shares of the Company’s common stock, and Slingsby’s agreement to pledge an additional 3,950,000 shares upon the occurrence of an event of default. The lawsuit also included a claim against Slingsby to enforce its guaranty of the Note. On March 26, 2010, the U.S. federal court dismissed the lawsuit for lack of jurisdiction. However, in May 2010, Consipio re-filed the lawsuit (titled “Consipio Holding BV v. Private Media Group, Inc., Slingsby Enterprises Limited, and Berth H. Milton, Jr.”.New York State Supreme Court, County of New York, Case No. 650462/10) (the “New York Action”) against Private Media, Slingsby and Mr. Milton in the Supreme Court of the State of New York (the “New York Court”) in order to enforce the payment of the Commerzbank Note and the accompanying guaranty issued by Slingsby. On August 30, 2011 the New York Court issued an Order of Attachment pursuant to which New York City and state officials were ordered to execute the Order of Attachment by levy upon Private Media’s New York assets for the sum of $7,347,925.72.

In order to settle the New York Action and to settle all other claims between Consipio and the Company, including the Commerzbank Note, on December 28, 2012 the parties entered into a settlement agreement pursuant to which, among other things, the Commerzbank Note was extinguished and the New York Action was dismissed. See, “Item 13. Certain Relationships and Related Transactions, and Director Independence.” In accordance with the settlement agreement, on January 4, 2013 the New York Action was dismissed.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Private Media Group, Inc. Common Stock

The common stock of Private Media Group, Inc. trades under the symbol “PRVT”. From February 1, 1999 until November 15, 2011, our shares were listed on The NASDAQ Stock Market. Trading of our common stock on The NASDAQ Stock Market was suspended on November 15, 2011 and has not traded on NASDAQ since that time. Our common stock was formally de-listed on January 15, 2012. Since November 15, 2011, our common stock has traded on the OTCQB tier of the OTC Markets under the symbol “PRVT.” The following table sets forth the range of representative high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Stock Market and OTCQB. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2011	High Bid	Low Bid
First Quarter	$1.11	$0.67
Second Quarter	$0.83	$0.51
Third Quarter	$0.74	$0.60
Fourth Quarter	$0.56	$0.17

Fiscal Year Ended December 31, 2010	High Bid	Low Bid
First Quarter	$2.85	$1.55
Second Quarter	$3.05	$1.69
Third Quarter	$2.19	$1.33
Fourth Quarter	$1.91	$1.00

On May 20, 2013, the last sales price reported on the OTBQB Market was $0.15. On April 15, 2013, there were 224 holders of record of our common stock, not including any persons who hold their stock in “street name.”

Dividend Policy

We did not pay any cash dividends during our last two fiscal years. We currently intend to retain all earnings to finance the development and expansion of our operations, and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our Board of Directors on the basis of various factors, including results of operations, financial condition, business opportunities and capital requirements. In addition, under the terms of the 6% Series B Convertible Redeemable Preferred Stock, no dividends may be paid with respect to our common stock unless all accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock have been paid. The payment of dividends will also be subject to the requirements of Nevada Law.

Recent Issuances of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2011 that were not previously reported in a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this Annual Report.

Transfer Agent

The transfer agent and registrar for our common stock is InterWest Transfer Co., Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section together with the consolidated financial statements and the notes and the other financial data in this Report. The matters that we discuss in this section, with the exception of historical information, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties that may cause results to differ materially from our expectations and projections, please refer to the Risk Factors section of this Form 10-K.

Overview

We acquire worldwide rights to adult media produced for us by independent producers and then process this content into products suitable for popular physical media formats such as print publications, DVDs, digital media platforms (such as internet websites, mobile telephony and transactional television), and broadcasting (which includes cable, satellite and IPTV). Our branded adult media is available at physical retail locations and through electronic retailers as well as on mobile devices, transaction television platforms and over the Internet. In addition, we provide adult entertainment films to thousands of major hotels around the world. To a lesser extent, in addition to branded adult media products, we also market and distribute branded leisure and novelty products oriented to the adult entertainment lifestyle and generate additional sales through the licensing of our Private trademark to third parties.

On January 20, 2009 we expanded our internet operations through the acquisition of Game Link LLC and its affiliates. Game Link is engaged in digital distribution of adult content over the Internet and in eCommerce development, primarily in the United States. On October 29, 2009 we continued the expansion of our digital media platform through the acquisition of Sureflix and its affiliates. These companies, based in Canada, were engaged in the business of digital distribution of premium gay adult content.

As described elsewhere in this Annual Report, after a change in management and as part of new management’s plan to reorganize and recapitalize this Company, we divested ourselves of the Game Link and Sureflix companies in 2012. Although the disposition of Game Link and Sureflix was consummated in 2012, for accounting purposes, the assets and liabilities of Game Link and Sureflix are listed as assets/liabilities “held for shareholder claims” in the consolidated balance sheets included in this Annual Report, and the operating results of Game Link and Sureflix are included in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the fiscal year ended December 31, 2011 as “profit contributed by operations held for settlement of claims.” Accordingly, the net sales, cost of sales, selling, general and administrative expenses and certain other operating information of Game Link and Sureflix are included in the appropriate line items in the consolidated income statement of the Company for the fiscal year ended December 31, 2010. However, the net sales, cost of sales, selling, general and administrative expenses, etc. of the Game Link and Sureflix companies are not included in the consolidated income statement line items for the fiscal year ended December 31, 2011. Instead, the net results of the Game Link and Sureflix companies for the fiscal year ended December 31, 2011 are listed in income statement as “profit contributed by operations held for settlement of claims,” and the results of these two former subsidiaries are shown separately in the footnotes to the financial statements.

Commencing in July 2010 and continuing through 2011, former management was engaged in a number of lawsuits with its major shareholders and certain creditors. In addition, former management was involved in a proxy contest involving both the 2010 and 2011 annual meetings of shareholders (the 2011 annual meeting was eventually held in January 2012). The various lawsuits and shareholder proceedings negatively affected the Company’s operations and financial condition in 2011 and thereafter.

We operate in a highly competitive market that is subject to numerous new and on-going changes in business, economic and competitive conditions. Although we believe our brand and our products are well-established in the adult entertainment industry, we compete with numerous entities selling adult-oriented products via any type of distribution network, including the Internet. Over the past few years, the adult entertainment industry and the media formats in which adult content is disseminated have undergone significant change. The introduction of a large number of free content internet sites that allow users to access large libraries of content free of charge has created an even more challenging environment where both sales volume and margins have decreased substantially. In addition, the recent recession has shown that the adult industry is not immune to economic cycles.

We generate revenues primarily through:

•	internet e-commerce, subscriptions and licensing;

•	the broadcasting of movies through IPTV (Internet Protocol Television), cable, satellite and hotel television programming;

•	sales of DVDs and magazines; and

•	sales of adult mobile content (wireless).

Over time, we expect net sales from DVDs & magazines to continue to decline as a percentage of net sales in relation to total net sales from the Internet, broadcasting and wireless. We expect net sales from internet and direct-to-consumer digital sales to be the principal area of growth during the coming years.

We generally provide extended payment terms to our established distributors of between 90 and 180 days. Although our extended payment terms increase our exposure to accounts receivable write-offs, we believe our risk is minimized by our generally long-term relationships with our distributors.

Our primary expenses include:

•	web page development costs;

•	acquisition and licensing of content for our library of photographs and videos;

•	printing, processing and duplication costs; and

•	selling, general and administrative expenses.

Over the years, our cost of sales has fluctuated relative to net sales due to our use of new mediums for the dissemination of our products, such as the Internet, broadcasting and wireless and the different cost structure of those new mediums. We also incur significant web page development expenses annually in connection with the amortization of our library of photographs and movies and capitalized development costs. We amortize these assets on a straight-line basis for periods of between three and five years.

Critical Accounting Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to impairment of the library of photographs and videos and other long lived assets, allowances for doubtful debts, income taxes and contingencies and litigation. Accounts receivable and sales related to certain products are, in accordance with industry practice, subject to distributors’ right of return to unsold items. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Management periodically reviews such estimates. Actual results may differ from these estimates as a result of unexpected changes in trends.

We believe the following critical accounting policies are significantly affected by judgments and estimates used in the preparation of our consolidated financial statements.

Recognition of Revenue

The Company’s primary sources of revenue are the sale of content delivered via the Internet, broadcasting, DVD and magazines and mobile phones.

Internet video-on-demand offerings are sold directly via the Company’s websites and are paid for almost exclusively by credit card. The Company recognizes revenue from video-on-demand when the service is rendered and collectability is reasonably assured, specifically, when the customer’s credit card is charged, which is, in most cases, simultaneous with delivery of the on-demand video. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions.

Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized rateably over the subscription period.

IPTV and satellite and cable broadcasting revenues are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Such revenues may be generated by either a fixed license fee or as an agreed percentage of sales, based on sales reported each month by the Company’s IPTV, cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until approximately 60—90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

DVDs and magazines (physical products) are sold both to wholesalers, on firm sale basis, and via national newsstand distributors, with the right to return. Our physical products are generally produced in multiple languages and the principal market is in Europe. Revenues from the sale of physical products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of physical products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of physical products under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned product. Distributors with the right to return are primarily national newsstand distributors. Most of our products are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of two months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals operating in each country. The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary from 50-80%. Percentages are reviewed on an on-going basis. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company historically has collected the returns from newsstands, repackaged them, and them made them available for sale again. The Company operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned in order to be sold via an additional scheduled re-distribution. Magazine returns not re-distributed as per above are sold on a firm sale basis to wholesalers as back issues at a lower price than new issues. The Company has historically sold all returned copies at an average price higher than, or equal, to cost.

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

Accounts receivable

We are required to estimate the collectability of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realizable value of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in the past and may occur in the future due to the current market environment.

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

Other Intangible Assets represents the value attributable to: a) Customer base, which was acquired from two of the Company’s former distributors in the U.S. and in Canada in 2001 and 2003, respectively, for which the amortization expense is calculated on a straight-line basis over 10 years for each acquisition; b) Broadcasting asset, which was acquired in 2003 and which, at the time of acquisition, was deemed to have an indefinite life and therefore not subject to amortization; and c) Trade and Domain names which, at the time of acquisition, were deemed to have an indefinite life and therefore not subject to amortization (see, Note 8 of the financial statements included in this Annual Report).

Goodwill and indefinite lived intangible assets are reviewed annually for impairment (or more frequently if indicators of impairment arise). See Note 8 of the financial statements. Further separable intangible assets that are not deemed to have an indefinite life are amortized over their expected useful lives.

During 2010 and 2011 the Company had impairment charges of EUR 1,562,000 and EUR 13,327,000 respectively, see Note 8 of the financial statements included in this Annual Report. Subsequent to year end, as described in Note 20 of the financial statements included in this Annual Report, the Company divested itself of Game Link and Sureflix for nil consideration and accordingly the remaining related goodwill was provided against in full as at December 31, 2011.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value. In 2010 the Company had impairment charges of EUR 548,000 relating to developed website technology and in 2011 the Company had impairment charges of EUR 1,089,000 related to the divestment of Game Link and Sureflix, see Note 20 of the financial statements included in this Annual Report. Going forward additional impairment charges may occur, see Note 6 of the financial statements included in this Annual Report.

Inventories

Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories principally consist of DVD’s and magazines held for sale or resale. The inventory is written down to the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated by management, write-downs may be required.

Results of Operations

Fiscal Year Ended December 31, 2011 compared to Fiscal Year Ended December 31, 2010

As described more fully elsewhere in this Annual Report, we have divested ourselves of the Game Link and Sureflix subsidiaries. For accounting purposes, the net sales, cost of sales, selling, general and administrative expenses, etc. of Game Link and Sureflix are included in the consolidated net sales, cost of sales, selling, general and administrative expenses, etc., line items in the income statement for the fiscal year ended December 31, 2010. However, for the fiscal year ended December 31, 2011, the net sales, cost of sales, selling, general and administrative expenses, etc. of Game Link and Sureflix are not listed in the income statement line items. Instead, the net results of Game Link and Sureflix for the fiscal year ended December 31, 2011 contained in income statement as “profit contributed by operations held for settlement of claims,” and the net sales, cost of sales, selling, general and administrative expenses, etc. of these two former subsidiaries are shown separately in the footnotes to the financial statements. As of December 31, 2011 Game Link and Sureflix did not qualify for discontinued operations presentation. As a result, certain of the results of operations for the fiscal year ended December 31, 2011 cannot be directly compared to the results of the operations of the Company for the fiscal year ended December 31, 2010.

Net sales. Net sales for the fiscal year ended December 31, 2011 (“fiscal 2011”) decreased from net sales in the fiscal year ended December 31, 2010 (“fiscal 2010”) by EUR 15,341,000, or 65.9%. The decrease in net sales is attributable to both (a) the exclusion of EUR 11,423,000 of net sales Game Link and Sureflix in 2011, which net sales were excluded from net sales in fiscal 2011 because of the divestiture of those two subsidiaries, and (b) an overall decrease in net sales in our core “Private” branded operations. Since our divestment of Game Link and Sureflix, we have continued to operate the historical “Private” brand. The decrease in our core “Private” operations in 2011 was due in part to (i) decisions made by prior management, (ii) the disruption caused by shareholder and creditor lawsuits and the disputed proxy contests in both 2010 and 2011 (the 2011 annual meeting of shareholders was eventually held in January 2012), and (iii) industry in the adult entertainment industry in general (such as the proliferation of free adult content provided over the Internet, which has reduced our internet sales, and the continuing decline of printed magazine sales). In addition, on August 25, 2011 the Nevada State Court appointed a receiver for the Company for the purposes of preserving Private Media’s assets and business. While the receiver was successful in preserving the Company’s assets and business, prior management’s resistance to the receiver’s involvement and supervision further impeded the Company’s operations and business during the last four months of 2011. In 2011 (excluding Game Link and Sureflix), broadcasting represented 36% of our net sales, internet represented 26% of net sales, DVDs and magazine sales represented 25% of net sales, and wireless represented 13%. Prior management’s relations with certain of the Company’s primary creditors and customers negatively affected net sales in 2011.

Cost of Sales. Our cost of sales was EUR 6,649,000 in fiscal 2011 compared to EUR 16,848,000 in fiscal 2010. Included in cost of sales is cost of operating our internet, broadcasting and wireless businesses, the cost of printing, processing and duplication, and the amortization of library. The decrease in fiscal 2011 is due in large part to the exclusion of EUR 6,882,000 of cost of sales incurred by Game Link and Sureflix. However, cost of sales at our core “Private” operations did not decrease in fiscal 2011 as much as our net sales decreased in fiscal 2011 compared to 2010 in large part because of the increase in the amortization of our library of photographs and videos. As a result, our cost of sales as a percentage of net sales increased to 84% in fiscal 2011 from 72% in fiscal 2010.

Gross Profit. In the twelve months ended December 31, 2010, we realized a gross profit of EUR 6,422,000, or 28% of net sales compared to EUR 1,280,000, or 16% of net sales for the twelve months ended December 31, 2011.

Selling, general and administrative expenses. Our selling, general and administrative expenses for fiscal 2011 decreased to EUR 7,362,000 from EUR 12,599,000 in fiscal 2010. In 2011, Game Link and Sureflix had selling, general and administrative expenses of EUR 3,976,000 which amounts have been excluded from the fiscal 2011 calculations. The selling, general and administrative expenses in fiscal 2010 included the costs of a larger workforce that we reduced by 34% from 168 to 112 employees during 2010—the effects of which were not fully realized until 2011. These reductions are partially offset in fiscal 2011 by significant litigation expenses related to prior management’s dispute with the Company’s shareholders and creditors.

Impairment of goodwill and other intangible assets. During the twelve month period ended December 31, 2010, we recorded impairment charges of EUR 1,562,000, which impairment related to primarily to the acquisition of Game Link and Sureflix. In fiscal 2011, we recorded impairment charges of EUR 13,368,000 as all remaining goodwill and related intangible assets of Game Link and Sureflix were written off because of the divestment in 2012 and which also includes an impairment charge for assets relating to the Company’s video distribution company in the Benelux countries.

Provision for shareholders’ and creditor claims. In fiscal 2011, we established a provision of EUR 5,830,000 for shareholders’ and creditor claims. This provision includes an increase in the amount due under the Commerzbank Note, the legal fees and costs that the Nevada State Court ordered the Company to pay to the plaintiffs, the legal fees and costs we were required to pay Consipio because of the New York lawsuit, and amounts that we originally owed third parties, which obligations were acquired by Consipio. No such provision was established in fiscal 2010.

Change in fair value of contingent consideration payable. During the twelve-month period ended December 31, 2010, we recorded a EUR 4,189,000 gain from change in fair value of contingent consideration payable as a result of the performance of Game Link and Sureflix. The fair values of the amounts owed for the Game Link and Sureflix purchases were adjusted because prior management concluded that those companies had not reached the earnout targets set for 2009 and 2010. The EUR 184,000 benefit in fiscal 2011 reflects an adjustment to the final settlement made in 2012

Operating loss. Our operating loss in fiscal 2011 increased by EUR 20,998,000 to EUR 25,407,000 primarily because of the EUR 13,368,000 impairment of goodwill and intangible assets (mostly related to the divestment of Game Link and Sureflix) and the EUR 5,830,000 provision for shareholders’ and creditor claims. Even if the two foregoing adjustments are excluded, the Company would have incurred an operating loss in 2011 because of the decrease in net sales, the decrease in gross margins, and the high selling, general and administrative expenses. Since the end of fiscal 2011, new management has initiated steps to stabilize the decrease in net sales, to reduce cost of sales, and to reduce selling, general and administrative expenses.

Interest expense. Interest expense in fiscal 2011 remained relatively unchanged from fiscal 2010. Subsequent to the fiscal 2011, current management has converted the Commerzbank Note into Series B Preferred

Stock and has restructured its EUR 1,000,000 institutional line of credit. These actions are expected to reduce the Company’s future interest payment obligations. However, since the end of fiscal 2011, the Company has also obtained loans in the amount of EUR 800,000 that bear interest at a rate of 9.9% per annum.

Income tax expense/benefit. We reported an income tax benefit of EUR 92,000 for the twelve months ended December 31, 2010 because of the utilization of a tax loss carryforward. In fiscal 2011, we recorded an income tax expense of EUR 4,454,000 to reflect the write-off of EUR 4,454,000 of the EUR 5,014,000 deferred income tax asset on the balance sheet as at December 31, 2010. Because much of the EUR 4,454,000 income tax benefit related to U.S. taxes, these benefits were dependent upon future income to be generated in the United States. Since we disposed of Game Link and Sureflix, we would no longer be generating sufficient taxable income in the United States that could benefit from the income tax asset. As a result, EUR 4,454,000 of our income tax asset was written off in fiscal 2011.

Net loss. Our net loss of EUR 29,324,000 for fiscal 2011 compared to the net loss of EUR 4,335,000 in fiscal 2010 reflects the large provisions and write offs taken in fiscal 2011 due to the divestment of Game Link and Sureflix, the settlement of certain shareholder and creditor claims and the deterioration in the Company’s operations in 2011 under prior management and the supervision of the court-appointed receiver.

Liquidity and Capital Resources

Historically, we have funded our liquidity and capital resources from cash generated by our operating activities and from borrowings from third parties. As of December 31, 2011, we had a working capital deficit of EUR 11,438,000. As described elsewhere in this Annual Report, since 2011 we have converted short-term debt and other accrued liabilities into shares of our newly issued Series B Preferred Stock.

Operating Activities

Despite having a net loss of EUR 29,324,000, in fiscal 2011 we generated EUR 2,715,000 of net cash from our operating activities. The principal non-cash adjustments that enabled us to have positive net cash flow from operations included (1) impairment of goodwill and other intangible assets of EUR 12,279,000, (2) provision for shareholders’ and creditor claims of EUR 5,830,000, (3) deferred income taxes EUR 4,432,000, (4) provision for doubtful accounts of EUR 1,072,000, (5) impairment of long-lived assets of EUR 1,089,000, (6) amortization of web pages of EUR 1,681,000, (7) amortization of photographs and videos of EUR 3,887,000, and (8) depreciation of EUR 1,047,000. These adjustments were partially offset by increases in trade accounts payable (EUR 1,149,000) and income taxes payable (EUR 267,000).

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2011 was EUR 1,802,000. The investing activities were investment in other assets of approximately EUR 1,380,000, which is principally investment in web page development for our websites, and investment in library of photographs and videos of only EUR 422,000, reflecting the significant decrease in the release of video titles in fiscal 2011 by prior management (investment in library of photographs and videos in 2010 and 2009 was EUR 1,834,000 and EUR 2,335,000, respectively).

Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2011 was EUR 415,000, as repayments of borrowings exceeded new amounts borrowed during the year.

Liquidity

In each of the past three years we have experienced losses from operations. At December 31, 2011, we had cash and cash equivalents of EUR 179,000 and a working capital deficit of EUR 11,438,000. As a result, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and has modified its report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

Since 2011, our management has changed, and new management has implemented a number of steps to improve our cash flow, reduce our working capital deficit, and to increase our liquidity. These steps include the following:

•

As part of a larger settlement with Consipio, in December 2012, we issued 800,000 shares of our newly created Series B Preferred Stock (at EUR 10.00 per share) to Consipio as payment in full for liabilities in excess of EUR 8,000,000. The liabilities that were repaid by means of this equity issuance included the entire outstanding balance of the Commerzbank Note, the legal fees and costs that the Nevada State Court ordered us to pay, the legal fees and costs we were required to pay Consipio because of the New York lawsuit, and amounts that we owed to third parties, which obligations were acquired by Consipio. The foregoing settlement both reduced the amount of our cash obligations and ended the litigation (which resulted in significant savings of future legal and other fees related to the litigation);

•

We settled $450,000 of attorneys’ fees and costs that the Nevada Court order us to pay to Tisbury in connection with the Nevada Action by issuing to Tisbury 3,000,000 unregistered shares of Common Stock, and a five-year, contingent warrant;

•

We restructured a EUR 1,073,500 debt that one of our subsidiaries owed to a European bank under a defaulted loan that we had guaranteed. Under the new terms, the loan now bears interest at a rate of 3% per annum, with interest payments due annually at the end of each calendar year. The repayment dates for the unpaid principal balance have been extended, so that the outstanding principal amount must be repaid as follows: (i) EUR 350,000 is due on January 1, 2016, (ii) EUR 350,000 is due on January 1, 2017, and the balance, (iii) EUR 373,500 is due on January 1, 2018. As a result, our current cash payment obligations have been substantially reduced;

•	We have settled and paid certain outstanding professional fees (principally legal fees) that were incurred by prior management at a discount;

•

In February 2013, in order to settle some of the liabilities prior management accrued (including the foregoing legal fees), we borrowed a total of EUR 800,000 from three unaffiliated foreign lenders. The loans bear interest at a rate of 9.9% per annum and are due and payable on December 31, 2014. Interest is payable quarterly in arrears. Our obligations under the loans are secured by a lien on certain motion pictures in our film library. These loans enabled us to repay many of prior management’s debts at a discount, thereby reducing our trade accounts payable and other short-term obligations; and

•

We have reduced our on-going selling, general and administrative expenses by reducing the amount of office space we use in our current headquarters and by closing our satellite office in Spain. In addition, we have substantially reduced the Company’s headcount from 45, not including 48 employees of Game Link and Sureflix, in 2011 to 38 employees as of May 21, 2013. The foregoing reduction in headcount and the reduction in rental expenses are expected to save the Company an estimated EUR 741,000 annually.

As a result of the foregoing actions, and based on our internal forecasts of cash expected to be generated from our current operations, as of the date of this Annual Report, we currently expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may raise additional funds to support more rapid growth, to repay more of the legacy liabilities accrued by prior management, or to respond to unanticipated capital requirements. No assurance can be given that we will be able to raise additional funding, or that such funding will be on terms favorable to our current shareholders.

We currently have no additional availability under our existing credit facilities. The existence of a going concern exception by our auditors may make it more difficult to obtain additional bank financing if and when required. If additional funds are raised through the issuance of equity securities, our shareholders’ percentage ownership will be reduced, they may experience additional dilution, or these newly issued equity securities may have rights, preferences, or privileges senior to those of the current holders of our common stock. Additional financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, maintain the scope of our operations or respond to competitive pressures or unanticipated requirements, which could harm our business.

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

Evaluation of Disclosure Controls and Procedures

The Company currently maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As discussed elsewhere in this Annual Report, this Company’s President and Chief Executive Officer was indefinitely suspended on December 15, 2011 and was thereafter formally terminated in March 2012. In addition our Chief Financial Officer and Corporate Secretary was terminated on December 15, 2011, and most of this Company’s directors were removed from office and replaced in January 2012. Following the departure of prior management, our new officers found that many of the Company’s financial records were in disarray or missing. Accordingly, our new Chief Executive Officer and interim Chief Financial Officer determined that the Company’s disclosure controls and procedures were not effective in 2011 while the Company was under the control of prior management. Under new management, the Company has implemented some new and/or revised disclosure controls and procedures.

Inherent Limitations on Effectiveness of Controls

The Company does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

As described in “Evaluation of Disclosure Controls and Procedures,” above, following the departure of prior management, many of this Company’s financial records for 2011 were either in disarray or missing. Based on the records that were available, our new executive officers assessed the effectiveness of the Company’s internal control over financial reporting that were in effect in 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, current management concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2011 because, among other things, the prior Chief Executive Officer exerted undue influence over the Company’s financial personnel and because of a lack of segregation of duties. New management has implemented new internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control Over Financial Reporting

In August 2011, the Nevada Court appointed a receiver to preserve the Company’s assets. The receiver implemented numerous changes to the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers and Key Employees

The following table sets forth all of the current directors, executive officers and key employees of Private Media Group, Inc., their age and the office they hold with Private Media Group, Inc. or a subsidiary. Executive officers and employees serve at the discretion of the Board of Directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the shareholders. Officers and other employees serve at the will of the board of directors.

Name	Age	Position
Eric Johnson	51	Chairman of the Board and Director
Charles Prast	46	Chief Executive Officer, President, Interim Chief Financial Officer, and Director
Anna Maksimova(1)	31	Director
Michael Martinez(1)(2)	46	Director
John Wirt(2)	49	Director
Michael Kotov(1)(2)	35	Director

(1)	Member of our Compensation Committee
(2)	Member of our Audit Committee

The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers or key employees of Private Media Group, Inc.:

Charles Prast was elected as a Director at the annual meeting of shareholders held on January 11, 2012. Mr. Prast was appointed as our President, Chief Executive Officer and Interim Chief Financial Officer on March 28, 2012. From June 2005 until late 2008, Mr. Prast served as a Director and CEO of NASDAQ listed Interactive Television Networks, Inc., an IPTV provider. Since 2008, Mr. Prast has been focused on providing adult media, interactive entertainment, intellectual property and debt obligation advisory services to various companies. From March 2008 to April 2009, he served as a Senior VP of NASDAQ listed New Frontier Media, Inc., the largest U.S. adult broadcaster. Mr. Prast also served as President and CEO of Private Media Group, Inc. from May 2002 until November 2003. Prior to May 2002 Mr. Prast served as a senior investment banker in Europe with a number of large multinational firms, including Drexel Burnham, Furman Selz and Commerzbank. Mr. Prast received a Bachelor of Arts Degree from Bates College in 1987. Mr. Prast’s knowledge of the adult entertainment and interactive media industries, experience in capital markets, and experience with intellectual property rights issues has led to the conclusion that he should serve as a director of the Company.

Eric Johnson was appointed to the Board of Directors in December 2009 pursuant to his Employment Agreement with Private Media entered into in October 2009 in connection with the acquisition of Sureflix, a company engaged in the business of digital distribution of premium gay adult content. Mr. Johnson serves as the President and CEO of Entruphema, Inc., a subsidiary of Private which operates the business of the Sureflix companies. Mr. Johnson has served as President, CEO and CFO for the Sureflix group of companies since 2003. Mr. Johnson holds the designations of Chartered Accountant in Canada and Certified Public Accountant in the United States and is a graduate of the University of Toronto where he earned his Bachelor of Commerce Degree. Mr. Johnson’s extensive experience in planning and managing on-line adult content is a valuable asset to the Board in matters involving strategic planning. His accounting experience also allows him to contribute to addressing accounting issues.

Anna Maksimova was elected to as a Director at the annual meeting of shareholders held on January 11, 2012. Ms. Maksimova has served as CEO of Comte Des Cierges Ltd., one of the leading Russian concierge and family office services companies, providing services to private banking clients as well as arranging new private banking projects and programs covering a broad range of sectors since March 2008. Prior to joining Comte Des Cierges Ltd., Ms. Maksimova was employed in both investment and private banking in several capacities at leading European investment banks, including from 2006 to 2008 when she served as Equity Sales Manager of ZAO Aton Broker-Unicredit Bank. Ms. Maksimova is a graduate of the Ural Federal University (2003) and Russian Diplomatic Academy (2006) where she received degrees in International Relations and Economies. Ms. Maksimova’s extensive experience in various aspects of banking services has led to the conclusion that she should serve as a director of the Company.

Michael Martinez was elected to as a Director at the annual meeting of shareholders held on January 11, 2012. Mr. Martinez currently is the Founder of Shorebreak Energy Developers, a full service provider of solar design and construction, energy management solutions. From July 2009 until August 2010, Mr. Martinez was the Chairman of the Board of FMP Partners, Inc., a holding company of two solar installation and wireless infrastructure construction companies. From 2005 to 2008, Mr. Martinez also served as founder and President of NASDAQ-listed Interactive Television Networks, Inc. where he pioneered IPTV distribution deals with such major content providers as Major League Baseball, Starz Encore, and Universal. From 2008 to 2009, he served as a Management Committee member for the international sales and digital media project development group of New Frontier Media, Inc., a U.S. adult transactional television group. Since 2009, Mr. Martinez has been involved as an investor and operator in procuring several large solar energy projects. Mr. Martinez’s extensive sales and operational experience has led to the conclusion that he should serve as a director of the Company.

John Wirt was appointed to our Board of Directors on March 28, 2012. Since 2008, Mr. Wirt has been the Chief Executive Officer and General Counsel of Square Ring, Inc., a boxing and MMA promotional company. Mr. Wirt currently also is a partner in the law firm of Wirt & Wirt. From 1996 until 2008, Mr. Wirt was the Assistant General Counsel of Don King Productions, Inc. Before joining Don King Productions, Inc., Mr. Wirt was employed in private practice as an attorney in Chicago, Illinois from 1989 to 1993 with the law firm of Jenner & Block and from 1993 to 1996 with the law firm of Sidley & Austin. Mr. Wirt received his Bachelor of Arts in Philosophy, Politics and Economics from Knox College, Galesburg, Illinois, and his Juris Doctor degree from the University of Illinois, Champaign, in 1989. Mr. Wirt is also a Certified Public Accountant.

Michael Kotov was appointed to our Board of Directors on March 28, 2012. Mr. Kotov has extensive experience in investment banking. Since September 2008, Mr. Kotov has been a Senior Vice President—Sales/Trading at Alfa Bank, in Moscow, Russia. From December 2005 until he joined Alfa Bank, he was the Executive Director, Head of Electronic & Program Trading at UniCredit Securities (ex. Aton Capital) in Moscow. Prior thereto, Mr. Kotov was involved in equity capital markets (ECM), as well as in marketing and sales of equity products for various investment banks in the Netherlands, France, Russia, and Cyprus. Mr. Kotov is a graduate of DePaul University in Chicago, where he earned his Bachelor of Science in Finance degree in 2001. Mr. Kotov also holds a certificate of derivatives trading manager at the pan-European Euronext exchange and is accredited with both CySEC (Cyprus Securities and Exchange Commission) and FSA (Financial Services Authority) in the UK. Mr. Kotov’s considerable experience in securities industry and corporate finance led to the conclusion that Mr. Kotov should serve as a director of the Company.

Committees of the Board of Directors

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

Audit Committee. We maintain an Audit Committee in accordance with applicable SEC and Nasdaq rules. The Audit Committee is currently comprised of John Wirt, Michael Martinez and Michael Kotov. All of the members of the Audit Committee are “independent” as defined in applicable Nasdaq listing requirements and

SEC regulations, and each of them is able to read and understand fundamental financial statements. The Board has determined that John Wirt is an “audit committee financial expert” as defined under applicable SEC regulations. The Audit Committee reviews and recommends to the Board, as it deems necessary, the internal accounting and financial controls for the Company and the accounting principles and auditing practices and procedures to be employed in preparation and review of financial statements of the Company. The Audit Committee makes recommendations to the Board concerning the engagement of independent public accountants and the scope of the audit to be undertaken by such accountants. The Audit Committee has adopted a written Audit Committee Charter.

Compensation Committee. The Compensation Committee is responsible for the compensation of our executives and directors; reviews and approves any reports required by the SEC for inclusion in the annual report and proxy statement; provides general oversight of our compensation structure; and, if deemed necessary, retains and approves the terms of the retention of compensation consultants and other compensation experts. Other specific duties and responsibilities of the Compensation Committee include reviewing senior management selection and overseeing succession planning; reviewing and approving objectives relevant to executive officer compensation, evaluating performance and determining the compensation of executive officers in accordance with those objectives; approving severance arrangements and other applicable agreements for executive officers; overseeing our equity-based and incentive compensation; and establishing compensation policies and practices for service on the Board and its committees and for the Chairman of the Board. As of the date of this Annual Report, Michael Kotov, Michael Martinez, and Anna Maksimova constitute the members of the Compensation Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to Private Media covering its 2011 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of Private Media’s officers and directors complied with the reporting requirements under Section 16(a) for the 2010 fiscal year, except as follows: Neither Bernt Akander, Lars Ryd or Stefan Gunnarsson filed a Form 3 upon being appointed to the Board of Directors of Private Media in 2011. None of Messrs. Akander, Ryd or Gunnarsson is currently on the Company’s Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to (i) our two Chief Executive Officers serving during in such capacity during any part of 2011, and (ii) any other most highly compensated executive officer who was serving as an executive officer at the end of 2011 who earned compensation in excess of $100,000 in 2011, in each case for services rendered in all capacities to Private Media for the two fiscal years ended December 31, 2010, and December 31, 2011. The two principal executive officers of Private Media during 2011 were Mr. Milton, our President and Chief Executive Officer, and Johan Gillborg, our Chief Financial Officer. Mr. Milton was indefinitely suspended from all duties and powers commensurate with those offices on December 15, 2011, and Mr. Gillborg’s employment with Private Media was terminated on December 15, 2011. Accordingly, neither Mr. Milton nor Mr. Gillborg served in their executive positions as of December 31, 2011. Mr. Johnson, a receiver appointed by the Nevada State Court in August 2011, carried out the responsibilities of the Company’s principal executive officer and the Company’s chief financial officer after the foregoing suspension and termination. Mr. Johnson did not, however, formally assume the offices of principal executive officer or principal financial officer. Mr. Johnson received a total of $99,000 for his services as a court-appointed receiver during 2011. Mr. Prast currently is our Chief Executive Officer and interim Chief Financial Officer, positions that he accepted in 2012.

2011 Summary Compensation Table

Name and Principal Position During Fiscal 2011	Fiscal Year	Salary ($)(1)	All Other Compensation ($)(1)		Total ($)(1)
Berth H. Milton, President, CEO,	2011	384,000	257,000	(4)	641,000
Director and Chairman of the Board (2)(3)	2010	415,000	26,000	(4)	441,000
Johan Gillborg (5)	2011	148,000	48,000		196,000
Chief Financial Officer and Secretary, Private Media Group, Inc.	2010	197,000	—		197,000

(1)	Salary amounts received in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Mr. Milton served as President of Private Media during all of 2010 and until his suspension on December 15, 2011. Mr. Milton was reappointed as CEO in July 2010. The Table includes compensation received by Mr. Milton in all capacities in 2010 and 2011.
(3)	Salary received in non-US currency: EUR 311,000 in 2010 and EUR 297,000 in 2011.
(4)	Comprises amounts paid by the Company for security and local transportation, legal expenses relating to a tax proceeding in Sweden (which may be deemed to be “Other Compensation” under applicable SEC rules), personal use of Company facilities and personnel and a retention bonus for which the court-appointed receiver demanded repayment but was not repaid. The Company furnished security and local transportation for Mr. Milton and his immediate family in 2010, in the amounts of $8,000. The amounts in the table for security and local transportation represent the non-business portion of such benefits, valued at the incremental cost to the Company. The Company also paid approximately $18,000 in legal fees for Mr. Milton’s account in 2010. The amount of the un-repaid retention bonus is EUR 139,000.
(5)	Salary received in non-US currency, EUR 148,000 in 2010 and EUR 115,000 in 2011.

No bonuses or stock awards were granted to any of the named executive officers in 2010 or 2011.

Compensatory Arrangements for Charles Prast

On July 1, 2012, the Company entered into an Employment Agreement with Charles Prast pursuant to which Mr. Prast will continue to serve on a full-time basis as the Company’s President and Chief Executive Officer. In addition, until the Company hires a full-time Chief Financial Officer, Mr. Prast has also agreed to serve as the interim Chief Financial Officer of the Company. Mr. Prast has been serving as the Company’s Chief Executive Officer and interim Chief Financial Officer since March 28, 2012. Under the Employment Agreement, the Company also agreed that it will nominate Mr. Prast to continue to serve as a director at each annual meeting of shareholders held in 2012, 2013 and 2014, or until such time as Mr. Prast shall cease to be employed by the Company.

Under the Employment Agreement, Mr. Prast shall receive an annual salary of EUR 120,000. The Company will not provide Mr. Prast with health insurance. Instead, the Company is required to reimburse him for all of his health insurance payments, not to exceed EUR 7,200 per annum. In addition to his base salary, Mr. Prast will be entitled to an annual cash performance bonus equal to a percentage of the Company’s annual Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”). The bonus will be payable within six months after the end of each calendar year commencing with calendar 2012. EBITDA will be calculated by BDO Auditores, S.L., the Company’s independent registered public accountants, or any other independent accounting firm approved by both Mr. Prast and the Company, based on the audited financial statements of the Company for fiscal years ended December 31, provided that the Employment Agreement is still in effect on the applicable fiscal year-end date. If the Company’s annual EBITDA is below EUR 3,000,000, Mr. Prast’s bonus will be equal to 5% of the EBITDA. If the annual EBITDA is equal to or greater than EUR 3,000,000, Mr. Prast will also receive 7.5% of the amount over EUR 3,000,000.

The term of Employment Agreement will continue until June 30, 2015, unless terminated earlier in accordance with the agreement. Absent a written notice from the Company or Mr. Prast to the contrary, and until either party elects to terminate the agreement, after June 30, 2015 the Employment Agreement will automatically extend in one month increments.

If the Company terminates Mr. Prast’s employment prior to June 30, 2015 for any reason other than for “Cause” (as defined in the Employment Agreement”), or if Mr. Prast terminates his employment with the Company for “Good Reason” (as defined in the Employment Agreement”), the Company will pay Mr. Prast (a) his accrued salary and reimbursable expenses, which amount will be payable on the date of his termination, and (b) his monthly base salary in accordance with the Company’s normal procedures until June 30, 2015.

Compensation Committee Interlocks and Insider Participation

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. The Company did not have a formal Compensation Committee during 2011. Our Compensation Committee currently consists of Anna Maksimova, Michael Kotov and Michael Martinez.

Grants of Plan-Based Awards in the Last Fiscal Year

There were no plan-based awards granted to the individuals named in the Summary Compensation Table above for the year ended December 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

No stock options, stock awards or equity incentive plan awards were issued in 2011 or were outstanding at the end of 2011 for the individuals named in the Summary Compensation Table.

Option Exercises and Stock Vesting During 2011

No stock options were exercised during 2011 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2011.

Employment Contracts, Termination of Employment Contracts and Change in Control Arrangements

We generally do not enter into long-term employment agreements with our executive officers. We generally do not enter into severance agreements or similar agreements providing for payments upon termination of employment or change-in-control. Such agreements, when entered into, are negotiated on a case-by-case basis. The only employment agreement or severance agreement with any of our current executive officers that is currently in effect is our agreement with Mr. Prast.

Under the Employment Agreement that we entered into with Mr. Prast on July 1, 2012, we are obligated to pay him (a) his accrued salary and reimbursable expenses, and (b) his monthly base salary in accordance with our normal procedures until June 30, 2015 if we terminate Mr. Prast’s employment prior to June 30, 2015 for any reason other than for “Cause” (as defined in the Employment Agreement”), or if he terminates his employment with us for “Good Reason” (as defined in the Employment Agreement”). We are not obligated to make any payments to Mr. Prast upon any change-in-control events.

Director Compensation During 2011

The following table summarizes all compensation paid to all persons who served as our non-employee/executive directors during 2011.

2011 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)(1)
Bo Rodebrant (3)	5,160	—	—	—	—	5,160
Stefan Gunnarsson	—	—	—	—	—	—
Lars Ryd(4)	—	—	—	—	—	—
Peter Dixinger (5)	1,290	—	—	—	—	1,290
Bernt Akander	—	—	—	—	—	—
Jan Jensen	1,290	—	—	—	—	1,290

(1)	Fees earned in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 18 to the financial statements included elsewhere in this Annual Report.
(3)	The director received EUR 4,000 in non-US currency and, as of December 31, 2011, the director had no options outstanding.
(4)	The director received EUR 1,000 in non-US currency and, as of December 31, 2011, the director had no options outstanding.
(5)	The director received EUR 1,000 in non-US currency and, as of December 31, 2011, the director had no options outstanding.

In 2012, our Board of Directors adopted a new compensation plan under which all independent directors receive an annual fee of $20,000 in cash for attending board and committee meetings. In addition, the Company reimburses the directors for reasonable out-of-pocket expenses incurred in connection with attending such meetings. In addition to the foregoing, commencing in 2013 our Board of Directors intends to grant stock options to its directors as additional compensation. The number of shares subject to any such stock option grant has not been established.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information as of May 21, 2013 regarding the beneficial ownership of our common stock by:

•	each of our directors

•	each of the executive officers named in the 2011 Summary Compensation Table, above,

•	all persons known by us to be beneficial owners of five percent or more of our common stock or our Series B Preferred Stock, and

•	all of our directors and executive officers as a group.

As of May 21, 2013, a total of 27,806,211 shares of common stock were outstanding, and a total of 800,000 shares of Series B Preferred Stock were outstanding. Each share of Series B Preferred Stock is convertible into 50 shares of common stock and has the right to vote on an “as-converted” basis along with the common stock. Unless otherwise indicated in the footnotes below, based upon information known to the Company, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned.

	Common Stock			Series B Preferred Stock
Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class	Number of Shares		Percent of Class	Percent of Votes Of All Classes of Capital Stock(2)
Consipio Holding BV Walsoordensestraat 70 NL-4588 KD Walsoorden Netherlands	2,196,342	(3)	7.9%	8,000,000	(3)	100%	62.2%

Berth H. Milton Suite 23, Portland House Glacis Road, Gibraltar	9,059,840	(4)	32.6%	0		0%	13.4%

Tisbury Services Inc. c/o Abacus (Nominees) Limited, Elenion Building, 2nd Floor, 5 Themistocles Dervis Street, CY-1066, Nicosia, Cyprus	5,777,329	(6)	20.8%	0		0	8.5%

Abacus (Nominees) Limited Elenion Building, 2nd Floor, 5 Themistocles Dervis Street, CY-1066, Nicosia, Cyprus	5,777,329	(6)	20.8%	0		0	8.5%

RS Platou Markets ASPost Office Box 1474 Vika, Oslo, Norway N-0116	2,929,672	(5)	10.5%	0		0%	4.3%

Ilan Bunimovitz 515 Arkansas Street, San Francisco, California 94107	2,262,061	(7)	8.1%	0		0	3.3%

Eric Johnson	200,000		* %	0		0	* %

Charles Prast			*	0		0	*

Michael Martinez			*	0		0	*

John Wirt			*	0		0	*

Michael Kotov			*	0		0	*

Anna Maksimova			*	0		0	*

All directors and executive officers as a group (6 persons)	200,000		*	0		0	*

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each shareholder is c/o the Company at c/o Milcap Media Group SLU, Calle de la Marina 16-18 Floor 18 Suite D, 08005 Barcelona, Spain.
(2)	Based on 27,806,211 votes entitled to be cast by the holders of the outstanding Common Stock and 40,000,000 votes entitled to be cast by the holder of the 800,000 shares of outstanding Series B Preferred Stock.
(3)

Of these shares, 1,650,000 shares are registered in the name of Slingsby Enterprises Limited, but are currently held by Consipio in connection with a prejudgment attachment order issued by a court in the Netherlands in favor of Consipio and against Mr. Milton and Slingsby Enterprises Limited. Slingsby is controlled by Mr. Milton. Mr. Milton has previously claimed beneficial ownership and sole voting and investment power of these 1,650,000 shares. The 8,000,000 shares of Series B Preferred Stock entitle Consipio to vote the 40,000,000 shares of Common Stock that are issuable upon the conversion of the shares of Series B Preferred Stock owned by Consipio.
(4)	Of these shares, 1,842,179 shares have been pledged by Mr. Milton or entities controlled by Mr. Milton and are held in Mr. Milton’s margin brokerage account with RS Platou Markets. As disclosed in Note 5, RS Platou also claims beneficial ownership and sole voting and investment power of these 1,842,179 shares under the terms of pledge agreements entered into between RS Platou and Mr. Milton. As disclosed in Note 3, Consipio currently holds 1,650,000 shares pursuant to a prejudgment attachment order issued by a court in the Netherlands in connection with a lawsuit by Consipio against Mr. Milton and Slingsby Enterprises Limited.
(5)	Based upon information reported by RS Platou Markets AS on Schedule 13G filed with the SEC on February 16, 2010. Includes 1,842,179 shares held in Mr. Milton’s margin brokerage account with, RS Platou Markets. Mr. Milton also claims beneficial ownership and sole voting and investment power of these 1,842,179 shares.
(6)	Tisbury Services Inc. (“Tisbury”) is wholly owned by Golden Lake Trust, a discretionary and revocable trust organized under the laws of Cyprus (“Golden Lake”). Abacus (Nominees) Limited (“Abacus”) is the sole trustee of Golden Lake and, as such, directs the voting and investment of Golden Lake’s portfolio securities. These investment and voting decisions are made by the 16 member board of directors of Abacus. Tisbury and Golden Lake are private investment and financing vehicles. Abacus is in the business of providing business services, including trustee services, to international clients. The mailing address of these filers is c/o Abacus (Nominees) Limited, Elenion Building, 2nd Floor, 5 Themistocles Dervis Street, CY-1066, Nicosia, Cyprus. Abacus (Nominees) Limited disclaims beneficial ownership of these shares.
(7)	Based upon information reported by Mr. Bunimovitz on Schedule 13D/A filed with the SEC on January 10, 2013.

Equity Compensation Plan Information

We have an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available. The 1999 Plan was in effect until its expiration on March 1, 2009. The 1999 Plan authorized us to grant stock options exercisable for up to an aggregate of 2,400,000 shares of common stock. No stock options may be granted under the 1999 Plan, following its expiration. At December 31, 2011, options for 4,334 shares were outstanding under the 1999 Plan. The 2009 EIP was shareholder approved and came into effect on December 16, 2009. The Company may issue up to 2,066,667 shares of its common stock pursuant to awards granted. Shares issuable pursuant to options or other awards that have expired or are forfeited will be returned to the 2009 EIP. At December 31, 2011, Awards for 2,065,667 shares were available for future grant under the 2009 EIP and Awards for 1,000 shares were outstanding.

The following table summarizes, as of December 31, 2011, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	5,334	$3.28	2,065,667
Equity compensation plans not approved by shareholders
Total

(1) Consists of options granted under the 1999 Plan. The 1999 Plan has expired, and no additional options can be granted under this plan. Accordingly, all 2,065,667 shares remaining available for issuance represent shares under the 2019 EIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Transaction Between the Company and Mr. Milton, our Former President, Chief Executive Officer and Chairman, and Mr. Milton’s Affiliates.

Mr. Milton served as the Company’s President and Chief Executive Officer until December 15, 2011, at which time he was indefinitely suspended. Mr. Milton’s positions as the Company’s President and Chief Executive Officer were formally terminated on March 28, 2012. Mr. Milton was also the Company’s Chairman of the Board until the January 11, 2012 annual meeting of shareholders. Mr. Milton was not re-elected at the January 11, 2012 annual meeting. The following describes transactions or relationships between Mr. Milton, his affiliated entities, and the Company involving $120,000 or more that have occurred or were in effect on or after January 1, 2010.

Guaranty of Commerzbank Note In December 2001, Private Media borrowed $ 4.0 million from Commerzbank AG pursuant to a 7% Note Due 2002 (the “Commerzbank Note”) originally due on December 20, 2002. The Commerzbank Note bore interest at an annual rate of 7%, payable quarterly, with the entire principal amount and accrued interest originally due on December 20, 2002. The Commerzbank Note was guaranteed by Slingsby Enterprises Limited (“Slingsby”), an affiliate of Mr. Milton, who at that time was Private Media’s Chairman and President and a principal shareholder. The guaranty was secured by a pledge of 1,650,000 shares of Private Media common stock owned by Slingsby. In December 2002 Commerzbank AG agreed to extend the maturity date of the Commerzbank Note to March 20, 2003. In April 2003 the Commerzbank Note was acquired by Consipio Holding BV (“Consipio”) from Commerzbank AG, and Consipio and Private Media reached an agreement-in-principle with Consipio to extend the maturity of the Note until April 2008. However, Consipio and Private were unable to reach final agreement on other terms and conditions relating to the restructured Commerzbank Note. The Company continued to make regular payments on the Note, including principal and accrued interest, through February 2008. In April 2008 Consipio requested that Private Media pay the remaining balance of the Commerzbank Note. Consipio demanded payment of $3,194,000 as settlement in full of the Commerzbank Note, which amount was based on an interest rate of 9.9%. However, Private Media claimed that the interest rate on the Commerzbank Note had not been increased to 9.9% and was still 7% per annum. Therefore, Private Media claimed that a lesser amount was payable under the Commerzbank Note. Consipio also claimed that the amount due under the Commerzbank Note should be repaid in Euros and not U.S. dollars.

In May 2010, Consipio filed a lawsuit against Private Media, Slingsby and Mr. Milton in the Supreme Court of the State of New York, titled “Consipio Holding BV v. Private Media Group, Inc., Slingsby Enterprises Limited, and Berth H. Milton, Jr.,” .New York State Supreme Court, County of New York, Case No. 650462/10 (the “New York Action”) to enforce the payment of the Commerzbank Note and the accompanying Slingsby guaranty. On August 30, 2011 the New York Court issued an Order of Attachment pursuant to which New York City and state officials were ordered to attach, by levy, Private Media’s New York assets for the sum of $7.35 million.

The Commerzbank Note was paid in full on December 28, 2012 as part of a global settlement between Private Media and Consipio Holding BV (see, “Related Transactions—-Consipio Holding BV” below). The New York Action has been dismissed.

Unsecured Loans to Slingsby Enterprises Limited. Since at least 2002, we have extended a number of unsecured loans to Slingsby, an entity controlled by Mr. Milton (collectively, the “Slingsby Loans”). The Slingsby Loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. As of December 31, 2011, the total aggregate unpaid outstanding balance (principal and interest) on the Slingsby Loans was EUR 7.6 million (U.S. $9.8 million, based on the euro-dollar exchange rate in effect on December 31, 2011). To management’s knowledge, no payments of principal or interest have been made by Slingsby in respect of the Slingsby Loans since at least 2003. Because Slingsby has not made any payments on the Slingsby Loans, and because the Slingsby Loans are unsecured obligations, in May 2010 the Company determined that these loans should, for financial accounting purposes, be provided for in full (written off). Accordingly, the Slingsby Loans and are no longer reflected as an asset on the Company’s financial statements for the periods ended December 31, 2010 and December 31, 2011.

In connection with the acquisition of Game Link LLC by the Company on January 20, 2009, in order to induce the sellers to consummate the acquisition, Slingsby entered into an agreement (the “Game Link Letter Agreement”) with the Company and the sellers with regard to the partial repayment of the Slingsby Loans. Under the Game Link Letter Agreement, in each of the fiscal years ended December 31, 2009, 2010, and 2011, Slingsby was required to repay not less than EUR one million, either in cash or in Private Media common stock valued at its fair market value as determined by the disinterested directors of Private Media, to be applied first to accrued interest and then to principal of the loan.

Slingsby did not make the EUR one million payment due under the Game Link Letter Agreement on December 31, 2009. In February 2010 the Company’s then-current Board of Directors decided not to enforce the December 31, 2009 EUR one million payment obligation under the Game Link Letter Agreement because of Mr. Milton’s involvement in the refinancing of a loan, but that the obligation to make the payments due in 2010 and 2011 would remain in place. The 2010 and 2011 payments under the Game Link Letter Agreement also have not been made.

The former directors of this Company both (i) authorized the Slingsby Loans and (ii) did not initiate any legal proceedings to collect the amounts owed to the Company under these loans. On August 25, 2011, the Nevada Court appointed Mr. Johnson as the receiver for the Company for the purposes of (i) preserving the Company’s assets and business, and (ii) setting the date for and conducting the 2011 annual meeting of shareholders. The 2011 annual meeting of shareholders was held on January 11, 2012. At that annual meeting, all of the former directors (other than Mr. Bunimovitz and the receiver and a member of the Board, Mr. Johnson) were replaced by the Company’s shareholders. The newly elected Board of Directors is evaluating its options with respect to the Slingsby Loans and the actions of the former directors.

Transaction Between the Company and Ilan Bunimovitz, our Former Chief Executive Officer and Director, and Mr. Bunimovitz’ Affiliates.

Mr. Bunimovitz was this Company’s Chief Executive Officer from April 2009 until July 19, 2010. He also was a director of this Company from April 2009 until May 22, 2012.

Acquisition of Game Link. In January 2009 the Company completed the acquisition of Game Link LLC and eLine LLC, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. In consideration of the acquisition of Mr. Bunimovitz’ interests in Game Link LLC and eLine LLC, he received 2,066,725 shares of the Company’s common stock and he was entitled to receive up to an additional 1,112,852 earnout shares of common stock if the combined EBITDA of the digital media operations of the Company and Game Link met specified targets in 2009, 2010 and 2011. The total value of the shares that Mr. Bunimovitz did receive, and the value of the shares that he would have received if all earn-out shares were issued assuming the EBITDA targets are met in 2009, 2010 and 2011, was EUR 7,418,271 (U.S. $9,634,118), based on the closing price of the Company’s common stock on January 20, 2009 and the currency exchange rate in effect at that time. The Company did not issue any shares to which he is entitled to receive under the foregoing earnout provisions of the acquisition agreement between the Company and Game Link. See, “Item 3-Legal Proceedings.—Employment Arbitration and U.S. Department of Labor Claim.”

Lease of Facilities From Mr. Bunimovitz’ Affiliate. In connection with the acquisition by the Company of Game Link LLC and its affiliate, Game Link LLC entered into a lease agreement with 537 Stevenson Street L.L.C., a limited liability company which is 50% owned by Mr. Bunimovitz, providing for the lease by Game Link LLC of the land and building used by Game Link in San Francisco, California. The Company/Game Link paid a base rent of $13,620 per month, plus property taxes and maintenance expenses, during the term of the lease. As a result of the return of the Game Link group to the sellers of Game Link in May 2012 (see, “Settlement of Game Link Acquisition Dispute” below), Game Link is now responsible for this lease.

Employment Agreement. On January 20, 2009, the Company and Game Link LLC, our newly acquired subsidiary, entered into an Employment Agreement with Mr. Bunimovitz, the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. The Employment Agreement provided for Mr. Bunimovitz to serve as Executive Vice President of the consolidated internet and internet-related business conducted by the Company and its subsidiaries for a period of three years, subject to earlier termination by either party under specified circumstances. Under the terms of the Employment Agreement the Company agreed to appoint Mr. Bunimovitz to its Board by March 1, 2009, and to nominate him to continue to serve as a director in 2009, 2010 and 2011 until such time as he ceased to be employed by the Company. The Employment Agreement provided for Mr. Bunimovitz to receive an annual base salary of $281,828, $271,070 and $302,648 in the first, second and third years of the employment term. He was also entitled to receive stock options on the same terms as stock options granted to Mr. Milton, the Company’s Chairman, President and principal shareholder, during the term of the Employment Agreement, in an amount proportionate to the relative stock ownership as between Mr. Bunimovitz and Mr. Milton. If the Company terminated Mr. Bunimovitz’ employment during the term of the Employment Agreement other than for “cause,” or if Mr. Bunimovitz terminated his employment with the Company for “good reason,” then Mr. Bunimovitz would be entitled to continue to receive his monthly base salary for the remaining period of the three year term.

In April 2009 Mr. Bunimovitz was also appointed as the Company’s Chief Executive Officer, and his Employment Agreement was modified to provide for an annual base salary in each of the three years of his employment term of $295,000 per year. Mr. Bunimovitz’ Employment Agreement also provided for a monthly car allowance of $1,500 per month and health insurance benefits equivalent to benefits afforded to other executive officers of the Company. On July 19, 2010, Mr. Bunimovitz was terminated as Chief Executive Officer, purportedly for “cause” (as defined in the Employment Agreement).

On July 23, 2010, Mr. Bunimovitz filed a Demand for Arbitration and related Statement of Claim against the Company with JAMS (the “JAMS Action”), a private arbitration service, pursuant to the dispute resolution provisions of his Employment Agreement, contesting his termination as CEO. On November 30, 2011 the court-appointed receiver entered into that certain Settlement Agreement And Release (the “Bunimovitz Employment Settlement Agreement”) with Mr. Bunimovitz to settle the employment claims made by Mr. Bunimovitz against us. The Bunimovitz Employment Settlement Agreement did not release Mr. Bunimovitz’ claims regarding alleged fraud in the sale of ThinkForward, Inc. and GreenCine, Inc., his claims for breach of contract regarding the sale of those companies, or his claims for breach of contract in preventing him from selling shares of his Private Media stock. Under the Bunimovitz Employment Settlement Agreement, in exchange for a release of, and the dismissal of his employment claims, we agreed to pay Mr. Bunimovitz $550,000 in monthly installments of $30,000. On May 22, 2012, we amended the Bunimovitz Employment Settlement Agreement to change the payment schedule as follows: (1) $15,000 was paid on each of June 1, 2012, June 15, 2012, July 1, 2012, and August 1, 2012, (2) $15,000 is due and payable on September 1, 2012 and October 1, 2012, and (3) $30,000 is due and payable on the first day of each successive month thereafter (commencing November 1, 2012) until the balance due under the Bunimovitz Employment Settlement Agreement is paid in full.

Settlement of Game Link Acquisition Dispute. In October 2011, Mr. Bunimovitz amended his JAMS Action to allege, among other things: (i) fraud in the purchase of Game Link LLC (by means of the acquisition of ThinkForward and GreenCine), (ii) breach of the Agreement and Plan of Reorganization, dated as of January 20, 2009, pursuant to which the Company acquired ThinkForward, Inc. and GreenCine, Inc. (and Game Link LLC), and (iii) the wrongful prevention of the sale of shares of the common stock of the Company he acquired from us under the Agreement and Plan of Reorganization.

In May 2012, we entered into a settlement with Ilan Bunimovitz, Andrew Sullivan, Peter Marinac, two subsidiaries of the Company (ThinkForward, Inc. and GreenCine, Inc,), and the subsidiaries of those two subsidiaries (collectively, the “Game Link Group”). The Game Link Group was acquired by us on January 20, 2009. Pursuant to the Settlement and Release Agreement (the “2012 Settlement Agreement”), dated May 22, 2012, we agreed to return to Mr. Bunimovitz, Mr. Sullivan and Mr. Marinac ownership of the Game Link Group in exchange for, among other things, a settlement of the legal proceedings related to the acquisition and management of the Game Link Group. The 2012 Settlement Agreement contained the following provisions:

•

The settlement of all claims between the Company and those parties for all matters, including: (i) Consipio Holding BV et. al. v. Private Media Group, Inc., filed in Nevada State Court, Clark County, Nevada (Case No. A-10-622802-B) (the “Nevada Action”); and (ii) the remaining claims under the JAMS Action relating to the termination of his employment, and the acquisition of ThinkForward, Inc. by the Company. On May 22, 2012, the Nevada Action was dismissed, and on May 23, 2012 the JAMS arbitration was fully dismissed.

•

The Company: (i) transferred to Messrs. Bunimovitz, Sullivan and Marinac all of the outstanding capital stock of its subsidiaries ThinkForward, Inc. and GreenCine, Inc.; and (ii) issued to Messrs. Bunimovitz, Sullivan and Marinac an aggregate of 1,772,875 shares of the common stock of the Company, representing the shares of common stock to which they would have been entitled under the earn-out provisions under the Agreement and Plan of Reorganization.

•

A mutual general release between the Company, on one hand, and Messrs. Bunimovitz, Sullivan and Marinac, ThinkForward, Inc. and GreenCine, Inc. and their subsidiaries, on the other hand. In addition, Mr. Bunimovitz resigned as a director of the Company on the date of the Settlement Agreement.

•

All intercompany allocations, receivables and payables between the Game Link Group and the Company were waived and cancelled; and each contract or agreement between any member or members of the Company and any member of the Game Link Group were terminated and cancelled without any compensation or consideration payable to any party, except that (i) the VOD Agreement between the Company and Game Link, and (ii) the agreement between the Company and Game Link to manage privatevod.com, which agreements remain in force and effect.

Transaction Between the Company and Eric Johnson, a Director, and Mr. Johnson’s Affiliate.

Employment Agreement. Effective December 17, 2009, we appointed Mr. Johnson as a director of the Company, a position he continues to hold. The appointment was made pursuant to an Employment Agreement we entered into with Mr. Johnson in connection with our acquisition of Sureflix on October 29, 2009. Sureflix is engaged in the business of digital distribution of premium gay adult content. Mr. Johnson was the chief executive officer and a minority owner of Sureflix prior to its acquisition by the Company on October 29, 2009.

The Employment Agreement provided for Mr. Johnson to serve as Chief Executive Officer of Sureflix for a period of three years, subject to earlier termination by either party under specified circumstances. Under the terms of the Employment Agreement we agreed to appoint Mr. Johnson to our Board of Directors and to nominate him to continue to serve as a director until such time as he ceases to be employed by the Company. Under the Employment Agreement Mr. Johnson was entitled to receive an annual base salary of CAD $235,000 (Canadian dollars) during each year of the three-year employment term.

Purchase of Sureflix. In consideration for the acquisition of Mr. Johnson’s interest in Sureflix, he received non-voting Class A Preference Shares of Entruphema Inc. convertible into 130,000 shares of the Company’s common stock (of which 110,000 were issued), and he was entitled to receive additional Class A Preference Shares convertible into up to 70,000 shares of the Company’s common stock if the combined EBITDA of the digital media operations of the Company and Sureflix met specified targets in the three months ended December 31, 2009, the two 12-month periods ending December 31, 2010 and 2011, and the nine-month period ending September 30, 2012. The Company did not issue shares to any of the sellers because it disagreed with the sellers as to whether, and to what extent, the EBITDA target has been met for the three months ended December 31, 2009, and the 12 months ended December 31, 2010. On June 27, 2012, Private Media agreed with the seller’s claims and issued 90,000 shares (representing the previously unissued shares of Common Stock) to Mr. Johnson.

The total value of the shares received and to be received by Mr. Johnson on October 29, 2009 in connection with the acquisition was $474,000, based on the closing price of the Company’s common stock on October 29, 2009. The total value of the 90,000 shares issued to Mr. Johnson in June 2012 as payment for meeting the EBITDA targets was $16,200, based on the closing price of the Company’s common stock on June 27th, 2012.

Settlement of Sureflix Claims/Transfer of Sureflix. On June 29, 2012, Private Media entered into and consummated a Settlement Agreement and Release with Mr. Johnson, the two other former shareholders of Sureflix. The Settlement Agreement was entered into to settle claims made by the three shareholders alleging Private Media made material misrepresentations to induce the shareholders to sell Sureflix to Private Media, that Private Media materially breached the 2009 acquisition agreement, and other claims relating to the operation and management of Sureflix following the acquisition. As previously disclosed, the Company’s Board of Directors and new management have been working to (i) improve the Company’s overall operations, (ii) strengthen the Company’s financial condition, and (iii) restructure its business, products, and geographic focus to conform to the Company’s core business. These efforts included re-evaluating both the Company’s prior expansion of its operations outside of its historical European sphere of operations, and the expansion of its product offerings. The Company’s Board of Directors has determined that the disposition of Sureflix is consistent with these goals.

Pursuant to the Settlement Agreement, the Company transferred back to its former shareholders all of the outstanding capital stock of Entruphema Inc. In addition, the Settlement Agreement includes a mutual general release between the Company, on one hand, and Messrs. Schannen, Lozier and Johnson, Entruphema and Sureflix, on the other hand. Lastly, all intercompany allocations, receivables and payables between Entruphema and Sureflix, on one hand, and the Company, on the other hand, were netted, and the Company is obligated to re-pay Entruphema/Sureflix the net amount ($224,969) by the end of 2012 or the date the Company receives net proceeds from the sale of equity securities of at least $1,000,000. The foregoing amount has not been fully repaid, and, as of May 21, 2013 we owe Sureflix approximately $74,000.

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

Director Independence

All of the current members of our Board of Directors are “independent” as defined in Nasdaq Stock Market Rule 5605(a)(2) other than Charles Prast, who is our President, Chief Executive Officer and interim Chief Financial Officer, and Eric Johnson, who is our Chairman.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to BDO Auditores, S.L.

Following is information regarding fees billed by BDO Auditores, S.L. for services rendered to the Company in 2011 and 2010.

Audit Fees. The aggregate fees billed to the Company by the Company’s principal accountant, BDO Auditores, S.L., for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $192,000 and $139,000 in 2011 and 2010, respectively. Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. BDO Auditores, S.L. did not provide any assurance or related services which are not included under “Audit Fees” in 2011 and 2010, respectively.

Tax Fees. BDO Auditores, S.L. did not provide any tax compliance, tax advice, or tax planning services in 2011 and 2010, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2011 and 2010, all services provided by BDO Auditores, S.L. were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements.

See Consolidated Financial Statements.

2.	Financial Statement Schedules.

See Schedule II.

3.	Exhibits.

See Exhibit Index.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

(8) 2.1	Agreement and Plan of Reorganization dated as of January 20, 2009, by and among Private Media Group, Inc., PRVT Acquisition Corp. I, PRVT Acquisition Corp. II, Game Link LLC, eLine, LLC, Mama’s LLC, ThinkForward, Inc. GreenCine, Inc., Ilan Bunimovitz, Andrew Sullivan, Dennis Woo and Peter Marinac.

(9) 2.2	Acquisition Agreement dated as of October 9, 2009, by and among Private Media Group, Inc., 2220445 Ontario Inc., Entruphema Inc., 2062249 Ontario Inc., Eric Johnson, Erik Schannen and Michel Lozier, and Eric Johnson in his capacity as Sellers Representative.

(13) 3.1	Restated Articles of Incorporation

(13) 3.2	Articles of Amendment to the Articles of Incorporation

(13) 3.3	Certificate of Amendment to Articles of Incorporation

(5) 3.4	Amended and Restated Bylaws

3.5	Certificate Of Designation Of Rights, Preferences And Privileges Of 6% Series B Convertible Redeemable Preferred Stock

(1) 4.1	Specimen Common Stock Certificate.

(12) 4.2	Exchange and Support Agreement dated October 29, 2009, by and among Private Media Group, Inc., 2220445 Ontario Inc., Entruphema Inc., 2062249 Ontario Inc., Eric Johnson, Erik Schannen and Michel Lozier, and Eric Johnson in his capacity as Sellers Representative, including Schedule A thereto (Exchangeable Share Provisions).

(16) 4.3	Warrant, dated December 28, 2012, to purchase up to 4,000,000 shares of Private Media Group, Inc. common stock, issued to Tisbury Services, Inc., a British Virgin Islands company.

(1) 10.1	Milcap Acquisition Agreement dated December 19, 1997

(1) 10.2	Cinecraft Acquisition Agreement dated December 19, 1997

(2) 10.3	7% Note Due 2002 from the Registrant to Commerzbank AK.

(4) 10.4	Amendment No.1 to the 7% Note Due 2002

(3) 10.5	Share Purchase Agreement dated as of December 9, 2002, by and among Fraserside Holdings Limited, Luthares Investments N.V. and Stichting de Oude Waag.

(5) 10.6	Consulting Agreement dated September 29, 2006, by and between the Company and Peter Cohen, as amended by letter dated September 29, 2006.

(8) 10.7	Employment Agreement dated as of January 20, 2009, by and among Ilan Bunimovitz, Game Link LLC and Private Media Group, Inc.

(13) 10.8	Amended and Restated Employment Agreement dated as of October 8, 2009, by and among Ilan Bunimovitz, Game Link LLC and Private Media Group, Inc.

(10) 10.9	Employment Agreement dated as of October 29, 2009, by and among Eric Johnson, Entruphema Inc. and Private Media Group, Inc.

(4) 10.10	Amended and Restated 1999 Employee Stock Option Plan

(11) 10.11	2009 Equity Incentive Plan

Exhibit Number	Description of Document

(15) 10.12	Employment Agreement dated as of July 1, 2012, by and among Charles Prast, Private Media Group, Inc. and Fraserside Holdings, Ltd.

(14) 10.13	Settlement Agreement and Release, dated as of May 22, 2012, by and among Private Media Group, Inc., Ilan Bunimovitz, Andrew Sullivan, Peter Marinac, ThinkForward, Inc., GreenCine, Inc., Mama’s LLC, Game Link LLC, and eLine, LLC

(14) 10.14	Amendment To Settlement Agreement And Release , dated as of May 22, 2012, by and between Private Media Group, Inc., Game Link, LLC and Ilan Bunimovitz

(15) 10.15	Settlement Agreement and Release, dated as of June 29, 2012, by and among Private Media Group, Inc., Erik Schannen, Michel Lozier, Eric Johnson, Entruphema, Inc., and Sureflix Digital Distribution, Inc.

(16) 10.16	Settlement Agreement and Mutual General Release, entered into as of December 28, 2012, by and between Tisbury Services, Inc., a British Virgin Islands company and Private Media Group, Inc.

(16) 10.17	Settlement Agreement and Mutual General Release, entered into as of December 28, 2012, by and between Consipio Holding BV, a corporation organized under the laws of The Netherlands, and Private Media Group, Inc.

(6) 14.1	Code of Ethics

21	Subsidiaries.

23.1	Consent of BDO Auditores, S.L.

23.2	Consent of OUM & Co. LLP

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 (SEC File No. 333-62075).
(2)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (SEC File No. 333-69654).
(3)	Incorporated by reference from the registrant’s Form 8-K dated January 14, 2003.
(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(6)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference from the registrant’s Interim Report on Form 8-K filed with the SEC on March 6, 2009.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2009. Schedules and exhibits to the Agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. Private agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2009. Schedules and exhibits to the Agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. Private agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2009.
(11)	Incorporated by reference from the registrant’s definitive Proxy Statement filed with the SEC on November 3, 2009.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(13)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(14)	Incorporated by reference from the registrant’s Current Report filed on Form 8-K dated May 23, 2012.
(15)	Incorporated by reference from the registrant’s Current Report filed on Form 8-K dated June 29, 2012.
(16)	Incorporated by reference from the registrant’s Current Report filed on Form 8-K dated December 28, 2012.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2013	PRIVATE MEDIA GROUP, INC.

	By:	/s/ Charles Prast
Charles Prast, Chief Executive Officer

In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles Prast Charles Prast	Director, Chief Executive Officer, Interim Chief Financial Officer, Interim Chief Accounting Officer	May 21, 2013

/s/ Eric Johnson Eric Johnson	Chairman of the Board	May 21, 2013

/s/ Michael Martinez Michael Martinez	Director	May 21, 2013

/s/ Michael Kotov Michael Kotov	Director	May 21, 2013

/s/ John Wirt John Wirt	Director	May 21, 2013

/s/ Anna Maksimova Anna Maksimova	Director	May 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Private Media Group, Inc.

1.	We have audited the accompanying consolidated balance sheets of Private Media Group, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, shareholders´ equity, and cash flows for the two years in the periods ended as of December 31, 2011 and 2010. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of ThinkForward, Inc., a wholly-owned subsidiary, which consolidated statements reflect as of December 31, 2011 and 2010 total assets constituting 1.438.420 euro and 2.345.021 euro respectively, total revenues constituting 9.088.180 euro and 9.260.878 euro respectively, net result, for the years ended as of December 31, 2011 and 2010 constituting 1.187.256 euro and 117,125 euro of losses, for the years then ended. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for ThinkForward, Inc., is based solely on the report of those auditors.

2.	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3.	In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

4.	The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, over the past years, the Group has suffered recurring losses from operations, and, at December 31, 2011 have a working capital deficit and a negative net equity position. Moreover, as of December 31, 2012, the Group has not yet reestablished profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.	Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Auditores, S.L.

Barcelona, España

May 21, 2013

See accompanying notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ThinkForward, Inc.

We have audited the accompanying consolidated balance sheets of ThinkForward, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholder’s deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThinkForward, Inc. at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & Co. LLP

San Francisco, California

July 31, 2012

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2011	2011
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	370	179	231
Trade accounts receivable, net (Note 4)	4,199	2,293	2,958
Inventories (Note 5)	1,790	761	982
Deferred income taxes (Note 12)	5,014	455	587
Prepaid expenses and other current assets	617	134	173
Current assets held for shareholder claims (Note 20)	—	427	551

TOTAL CURRENT ASSETS	11,990	4,249	5,482
Library of photographs and videos (Note 7)	8,345	4,879	6,294
Property, plant and equipment (Note 6)	4,397	1,519	1,960
Other intangible assets (Note 8)	4,847	—	—
Goodwill (Note 8)	9,204	—	—
Other assets	500	403	520
Non-current assets held for shareholder claims (Note 20)	—	488	630

TOTAL ASSETS	39,283	11,538	14,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings (Note 10)	2,689	2,388	3,081
Current portion of long-term borrowings (Note 10)	402	258	333
Trade accounts payable	6,146	4,151	5,355
Income taxes payable (Note 12)	1,059	759	979
Deferred income taxes payable (Note 12)	277	150	194
Accrued other liabilities (Note 11)	2,519	7,435	9,591
Current liabilities held for shareholder claims (Note 20)	—	546	704

TOTAL CURRENT LIABILITIES	13,092	15,687	20,237
Contingent consideration payable (Note 9)	514	330	426
Long-term borrowings (Note 10)	1,905	1,792	2,312
Related party payable (Note 13)	30	—	—

TOTAL LIABILITIES	15,541	17,809	22,975
SHAREHOLDERS’ EQUITY (Note 15)
$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2011, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 20,815,824 and 21,805,825 issued and outstanding at December 31, 2010 and 2011, respectively	869	869	1,121
Additional paid-in capital	30,468	30,468	39,304
Retained earnings	(2,771)	(32,095)	(41,403)
Accumulated other comprehensive income	(4,824)	(5,513)	(7,111)

TOTAL SHAREHOLDERS’ EQUITY	23,742	(6,271)	(8,089)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	39,283	11,538	14,886

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2010	2011	2011
	EUR	EUR	USD
	(in thousands, except per share data)
Net sales	23,270	7,929	10,228
Cost of sales	16,848	6,649	8,577

Gross profit	6,422	1,280	1,651
Selling, general and administrative expenses	12,599	7,362	9,497
Impairment of long-lived assets	548	1,089	1,405
Impairment of goodwill and other intangible assets	1,562	12,279	15,840
Provision for shareholders’ and creditor claims	—	5,830	7,521
(Benefit) from change in fair value of contingent consideration	(4,189)	(184)	(238)

Operating income (loss)	(4,098)	(25,096)	(32,374)
Interest expense	332	311	401
Interest income	3	—	—

Income (loss) before income taxes	(4,427)	(25,407)	(32,775)
Income tax (benefit)	(92)	4,454	5,746

Loss from continuing operations	(4,335)	(29,861)	(38,521)
Profit contributed by operations held for settlement of claims	—	537	693

Net income (loss)	(4,335)	(29,324)	(37,828)
Other comprehensive income:
Foreign currency translation adjustments	(1,259)	(689)	(889)

Comprehensive income (loss)	(5,594)	(30,013)	(38,717)

Net income (loss) per share:
Basic	(0.20)	(1.38)	(1.78)

Diluted	(0.20)	(1.38)	(1.78)

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2010	20,704,935	869	30,466	1,564	(3,565)	29,334
Shares issued in reverse split	890	—	—	—	—	—
Conversion of exchangeable shares	110,000	—	—	—	—	—
Stock based compensation	—	—	2	—	—	2
Translation adjustment	—	—	—	—	(1,259)	(1,259)
Net loss	—	—	—	(4,335)	—	(4,335)

Balance at December 31, 2010	20,815,825	869	30,468	(2,771)	(4,824)	23,742
Conversion of exchangeable shares	990,000	—	—	—	—	—
Translation adjustment	—	—	—	—	(689)	(689)
Net loss	—	—	—	(29,324)	—	(29,324)

Balance at December 31, 2011	21,805,825	869	30,468	(32,095)	(5,513)	(6,271)

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2011	2011
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(4,335)	(29,324)	(37,828)
Adjustment to reconcile net income (loss) to net cash flows provided by operating activities:
Stock based compensation	2	—	—
Deferred income taxes	(283)	4,432	5,717
Provisions for doubtful debts	718	1,072	1,383
Provision for shareholders’ and creditor claims	—	5,830	7,521
Change in fair value of contingent consideration	(4,189)	(184)	(237)
Impairment of long-lived assets	—	1,089	1,405
Impairment of goodwill and other intangible assets	1,562	12,279	15,840
Amortization of other intangible assets	124	145	187
Amortization and impairment of web pages	3,361	1,681	2,168
Amortization of photographs and videos	5,123	3,887	5,014
Depreciation	728	1,047	1,350
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	466	617	796
Related party receivable	—	(27)	(35)
Inventories	649	931	1,201
Prepaid expenses and other current assets	248	321	414
Trade accounts payable	(61)	(1,149)	(1,482)
Income taxes payable	(30)	(267)	(344)
Accrued other liabilities	636	335	432

Net cash flow from operating activities	4,719	2,715	3,502
Cash flows from investing activities:
Investment in library of photographs and videos	(1,834)	(422)	(544)
Other capital expenditure	(1,800)	(1,370)	(1,767)
Investment in other assets	175	(10)	(13)

Net cash flow from investing activities	(3,459)	(1,802)	(2,324)
Cash flows from financing activities:
Short-term borrowings—additions	313	233	301
Short-term borrowings—repayments	(704)	(561)	(724)
Long-term borrowings—additions	453	831	1,072
Long-term borrowings—repayments	(306)	(918)	(1,184)

Net cash flow from financing activities	(244)	(415)	(535)
Foreign currency translation adjustments	(1,259)	(689)	(889)

Net increase (decrease) in cash and cash equivalents	(243)	(191)	(246)
Cash and cash equivalents at beginning of the year	613	370	477

Cash and cash equivalents at end of the year	370	179	231

Cash paid for interest	254	109	141

Cash paid for taxes	28	110	142

Repurchase of common stock (non-cash transaction)	—	—	—

See accompanying notes to consolidated financial statements

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The company and basis of presentation

Private Media Group, Inc. (“the Company” or “our”) is a holding company with subsidiaries engaged in the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies through distribution channels including hard copy, broadcast, Internet Protocol Television, the Internet, and mobile phones.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2011 and for the twelve months then ended have been translated into United States dollars (“USD”) at the rate of USD 1.29 per EUR 1.00, the Exchange Rate of the European Central Bank on December 31, 2011. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

In each of the past three years we have experienced losses from operations. At December 31, 2011, we had cash and cash equivalents of EUR 179,000 and a working capital deficit of EUR 11,438,000. As a result of the Company’s operating losses our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We currently expect future growth, reductions in costs and expenses and a return to profitability provided we are successful in achieving the following objectives:

•	continuing to evolve our internet platforms, including: our newly built signature property and membership platform private.com;

•	the successful marketing of our affiliate programs for all our properties to compete aggressively for, and attract, affiliate traffic;

•	continuing the rollout of our content on cable and IPTV video-on-demand platforms;

•	continued development of distribution channels to enable our library to be accessible on new distribution platforms including, for example, internet-enabled televisions;

•	completing the divestment of businesses acquired in 2009;

•	consolidating, streamlining and restructuring our operations into an efficient business; and

•	outsourcing of non-cost-effective parts of our operations.

If we are not successful in implementing the above objectives, or if we otherwise do not successfully respond to changing conditions in the adult entertainment industry, we may continue to incur significant losses. There can be no assurance that we will be able to operate profitably in the future.

Subsequent to year end, the Company entered into and consummated settlement agreements and releases with the former shareholders of two of its operating units: (i) Game Link LLC and its affiliate, eLine, LLC (collectively “Game Link”); and (ii) Entruphema Inc. and its affiliate Sureflix Digital Distribution Inc., (collectively “Sureflix”) whereby the Company transferred back to the former shareholders all of the outstanding capital stock of the respective companies, see Note 20. For the year ended December 31, 2011, the assets and liabilities of Game Link and Sureflix are classified as assets and liabilities held for shareholder claims and the operating results for the year ended December 31, 2011 are disclosed separately on the consolidated statements of income as operations held for settlement of claims.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

For the years ended December 31, 2010 and 2011 the aggregate exchange gain included in determining net income amounted to EUR 912 thousand and EUR 254 thousand respectively.

Recognition of Revenue

The Company’s primary sources of revenue are the sale of content delivered via hard copy, broadcast, Internet Protocol Television (“IPTV”), the Internet, and mobile phones.

Revenues from the sale of subscriptions to the Company’s internet website are deferred and recognized rateably over the subscription period.

Internet video-on-demand offerings are sold directly via the Company’s websites and are paid for almost exclusively by credit card. The Company recognizes revenue from video-on-demand when the service is rendered and collectability is reasonably assured, specifically, when the customer’s credit card is charged, which is, in most cases, simultaneous with delivery of the on-demand video. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. The Company also offers a prepaid video-on-demand service in which a customer purchases a number of minutes of on-demand video at a set rate per minute based on the number of minutes purchased. The rate per minute decreases as the number of prepaid minutes increases. The Company records revenue from pre-pay customers as deferred revenue prior to commencement of services and recognizes revenue as the services are rendered. Prepaid minutes purchased under this program do not expire.

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

IPTV, satellite and cable broadcasting revenues are recognized upon delivery when the following conditions have been met (i) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reasonably assured. Such revenues may be generated by either a fixed license fee or as an agreed percentage of sales, based on sales reported each month by the Company’s IPTV, cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Historically, adjustments made to adjust revenue from estimated to actual have been immaterial.

Hard copy content (DVDs and magazines) are sold both to wholesalers, on firm sale basis, and via national newsstand distributors, with the right to return. Our physical products are generally multi-lingual and the principal market is in Europe. Revenues from the sale of DVDs and magazines where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of DVDs and magazines under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of DVDs and magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned product. Distributors with the right to return are primarily national newsstand distributors. The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary from 50-80%. Percentages are reviewed on an on-going basis. The Company has historically re-sold all returned copies at an average price higher than or equal to cost.

Revenues from mobile content (wireless) sales are recognized based on sales reported each month by mobile operators via aggregators. The aggregators do not report actual monthly sales for each of their operators to the Company until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Historically, adjustments made to adjust revenue from estimated to actual have been immaterial.

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

Inventories

Inventories are valued at the lower of cost or market, with cost principally determined on an average basis. Inventories principally consist of DVDs and magazines held for sale or resale.

Library of Photographs and Videos

The items in the library comprise our content used for distribution on various formats. These are principally DVDs, broadcast, IPTV, the Internet, mobile phones and for the production of magazines. All of our content is sold or licensed repeatedly unlike inventory items which are sold only once. Furthermore the content is not only sold on one particular release, or issue, but is also re-edited and included for sale on compilations such as “Best of…” titles and publications.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The film library includes: a) films, which represent the content, i.e., the edited movie including soundtrack, b) translations, sound dubbing, and sub-titles, which are required to customize each movie in terms of language for all territories, and c) Digital Manipulation for DVD Masters, which is required to digitize the movie and create menus and language options in order to produce a master from which DVDs can be duplicated.

The photo library comprises purchased photographic material used for print and internet publications. Our photographic material is used initially in one issue of our principal magazine title and may be used later in special editions. The print publications are typically printed once and thereafter they are sold over a period of several years. Internet publications are sold via membership fees charged at the Company’s websites. Photos are used for online marketing, such as photo-galleries to attract customers to our online properties, and are also licensed to other internet and print publishers.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives range from 3-5 years. Website development costs involving the provision of additional functions or features to the website, including graphics and related software, are included in property, plant and equipment and are amortized on a straight-line basis over 3-5 years. In the years ended December 31, 2010 and 2011 the Company has capitalized EUR 1,917 thousand and EUR 368 thousand respectively of costs related to the development of its website including graphics and related software.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of businesses acquired.

Other Intangible Assets represents the value attributable to: a) Customer base, which was acquired from two of the Company’s former distributors in the U.S. and in Canada in 2001 and 2003, respectively, for which the amortization expense is calculated on a straight-line basis over 10 years for each acquisition; b) Broadcasting asset, which was acquired in 2003 and which, at the time of acquisition, was deemed to have an indefinite life and therefore not subject to amortization; and c) Trade and Domain names which, at the time of acquisition, were deemed to have an indefinite life and therefore not subject to amortization.

Goodwill and indefinite life intangible assets are reviewed annually for impairment (or more frequently if indicators of impairment arise), see Note 8. Further separable intangible assets that are not deemed to have an indefinite life are amortized over their expected useful lives.

During 2010 and 2011 the Company had impairment charges of EUR 1,562 thousand and EUR 12,352 thousand respectively, see Note 8. Subsequent to year end, as described in Note 20, the Company divested itself of Game Link and Sureflix for nil consideration and accordingly the remaining related goodwill was provided against in full as at December 31, 2011.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value. In 2010 the Company had impairment charges of EUR 548 thousand relating to developed website technology and in 2011 the Company had impairment charges of EUR 1,089 thousand related to the divestment of Game Link and Sureflix, see Note 20. Going forward additional impairment charges may occur, see Note 6.

Advertising Costs

Advertising costs are charged to income as incurred. The total advertising costs were EUR 615 thousand and EUR 161 thousand for the years ended December 31, 2010 and 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs related to the Company’s products are recognized in cost of sales.

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting purposes than for tax purposes. Provisions for deferred taxes are made in recognition of such temporary differences. The Company assesses the recoverability of deferred tax assets and records a valuation allowance when it believes it is not more likely than not that they will be recovered.

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

Cash and cash equivalents are maintained principally with major European financial institutions that have high credit standings and the Company’s policy is to limit exposure to any one institution. Management attempts to limit credit risk on trade receivables mainly through establishment and monitoring of credit controls.

Basic and Diluted Earnings per Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding, including exchangeable shares. As of December 31, 2011, there were no exchangeable shares outstanding. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities include outstanding stock options and unvested stock grants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

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

Stock-based Compensation

The Company accounts for stock-based payment transactions in which the Company receives employee or other services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense rateably on a straight-line basis over the requisite service period.

Recent Accounting Pronouncements

Fair Value Measurement—In April 2011, the Financial Accounting Standards Board (FASB) issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company is currently evaluating the impact of this. However, the Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial reporting.

Comprehensive Income—In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of this new guidance to have a material impact on our consolidated financial reporting.

Testing for Goodwill Impairment—In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company does not expect the adoption of the new guidance to have an impact on our consolidated financial reporting.

Reclassifications and Immaterial Error

Certain reclassifications of prior year balances have been made in the accompanying consolidated financial statements to conform to the 2011 presentation.

3. Acquisitions and Divestments

Game Link Acquisition

On January 20, 2009, the Company completed the acquisition of 100% of the business of Game Link. The Game Link companies are engaged in the business of digital distribution of adult content over the Internet and online eCommerce development.

Subsequent to year end, on May 23, 2012, the Company entered into and consummated a settlement agreement and release with the former shareholders of Game Link whereby the Company transferred back to the former shareholders all of the outstanding capital stock of Game Link, see Note 20.

Sureflix Acquisition

On October 29, 2009, the Company completed the acquisition of 100% of the business of Sureflix. The Sureflix companies are engaged in the business of digital distribution of adult content over the Internet and online eCommerce development.

Subsequent to year end, on June 29, 2012, the Company entered into and consummated a settlement agreement and release with the former shareholders of Sureflix whereby the Company transferred back to the former shareholders all of the outstanding capital stock of Sureflix, see Note 20.

4. Trade accounts receivable

Trade accounts receivable consist of the following:

	December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Trade accounts receivable	6,641	2,977
Allowance for doubtful accounts	(2,442)	(684)

Total trade accounts receivable, net	4,199	2,293

Management reviews the allowance for doubtful accounts on at least a quarterly basis and adjusts the balance based on their estimate of the collectability of specific accounts as well as a reserve for a portion of other accounts

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which have been outstanding for more than 180 days. This estimate is based on historical losses and information about specific customers. After collection attempts have failed, the Company writes off the specific account.

5. Inventories

Inventories consist of the following:

	December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Magazines for sale and resale	564	164
DVDs	1,152	597
Other	74	—

Total inventories	1,790	761

6. Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Equipment & Furniture	9,847	3,928
Website Development	11,247	1,329
Production Database	1,229	1,229
Accumulated impairment, amortization and depreciation	(17,926)	(4,967)

Total Property, Plant and Equipment, net	4,397	1,519

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Library of photographs and videos

Library of photographs and videos consist of the following:

	December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Gross:
Photographs	7,739	3,266
Videos	52,232	51,225
Translations, Sound Dubbing, and Sub-Titles	14,110	14,467
Digital Manipulation for DVD Masters	10,235	10,251

	84,316	79,209

Less accumulated depreciation:
Photographs	7,706	3,254
Videos	46,806	48,127
Translations, Sound Dubbing, and Sub-Titles	11,654	12,908
Digital Manipulation for DVD Masters	9,805	10,041

	75,971	74,330

Net:
Photographs	33	12
Videos	5,426	3,098
Translations, Sound Dubbing, and Sub-Titles	2,456	1,559
Digital Manipulation for DVD Masters	430	210

	8,345	4,879

8. Goodwill and Other Intangible Assets

Other intangible assets consist of the following:

	Years ended December 31,
	2010	2011	2010	2011	2010	2011	2010	2011
	Broadcasting Asset		Trade/Domain Names		Customer Base		Total
	EUR	EUR	EUR	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Beginning of year	2,525	2,525	2,366	2,366	1,240	1,240	6,131	6,131
Acquisition value (cost)	—	—	—	—	—	—	—	—

End of year	2,525	2,525	2,366	2,366	1,240	1,240	6,131	6,131
Beginning of year	—	—	—	(242)	(918)	(1,042)	(918)	(1,284)
Amortization & impairment	—	(2,525)	(242)	(2,124)	(124)	(198)	(366)	(4,847)

End of year	—	(2,525)	(242)	(2,366)	(1,042)	(1,240)	(1,284)	(6,131)

Net book value	2,525	—	2,124	—	198	—	4,847	—

Our broadcasting asset is deemed to have an indefinite life and is not therefore subject to amortization; however, management regularly performs impairment tests on this asset. As a result of reviews performed in 2011 management determined that a full impairment charge was required against this asset.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade/domain names are also deemed to have an indefinite life. However, as a result of reviews performed in 2011, and in particular taking into account the disposal of trade and domain name assets related to the Company’s eCommerce business in the USA in 2012, these assets were provided against in full as of December 31, 2011, see note 20.

Goodwill consists of the following:

	Years ended December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Beginning of year (cost)	12,176	12,176
Movements	—	—

End of year	12,176	12,176
Beginning of year	(1,652)	(2,972)
Amortization and impairment (a)	(1,320)	(9,204)

End of year	(2,972)	(12,176)

Net book value	9,204	—

(a)	As a result of impairment reviews performed in 2010 and 2011, goodwill was reduced by EUR 1,320 thousand and 9,204 thousand, respectively. As described in Note 20 Game Link and Sureflix were disposed of during 2012 for nil consideration and accordingly the remaining goodwill has been provided against in full as of December 31, 2011.

9. Contingent consideration payable

In connection with the acquisitions of Game Link and Sureflix in 2009, part of the consideration for each acquisition included contingent consideration represented by the issuance of additional shares in the Company.

As described in Note 20, subsequent to December 31, 2011, as part of the Game Link settlement the Company issued 1,772,875 shares on May 22, 2012 to the former shareholders of Game Link. The value of the shares issued is included in contingent consideration for the year ended December 31, 2011.

In June of 2012 the Company issued 900,000 shares in accordance with the Sureflix acquisition agreement. The value of the shares issued is included in contingent consideration for the year ended December 31, 2011.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Borrowings

Short- and long-term borrowings are comprised of the following:

	December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Short-term borrowings:
Banks	450	—
Other debt	2,239	2,388

	2,689	2,388

Current portion of long-term borrowings:
Banks	323	240
Other debt	79	18

	402	258

Long-term borrowings:
Banks	1,654	1,792
Other debt	251	—

	1,905	1,792

Banks

As outlined below, during 2011 the Company replaced its existing short-term bank borrowings with long-term borrowings. Prior to this refinancing, the Company’s European subsidiaries had bank line of credit agreements under which the subsidiaries could borrow up to EUR 450 thousand at variable interest rates of EURIBOR+2.0% to 3.5% and a fixed interest rate of 6.75%. As of December 31, 2010, the credit lines were fully utilized.

During 2010 and 2011 the Company refinanced certain borrowings with institutional lenders. This resulted in the following borrowings:

a)	a five-year loan of EUR 460 thousand at an interest rate of 6.77%, with interest-only payments for the first year (July 2011 to June 2012) and equal monthly payments thereafter for the remaining four years;

b)	a seven-year loan of EUR 112.5 thousand at an interest rate of 7.21%, repayable in monthly installments starting July 2011;

c)	a three-year loan of EUR 200 thousand at an interest rate of 5.15%, with interest-only payments for the first year (June 2010 to May 2011) and equal monthly payments thereafter for the remaining two years;

d)	a three-year loan of EUR 150 thousand at an interest rate of 9.00%, repayable in monthly installments starting November 2010;

e)	a three-year loan of EUR 95 thousand at an interest rate of 7.75%, repayable in monthly installments starting April 2011; and

f)	a three-year loan of EUR 150 thousand at an interest rate of 8.79%, with interest-only payments for the first year (January 2012 to December 2012) and equal monthly payments thereafter for the remaining two years.

As of December 31, 2011, the remaining amount outstanding under these loans was EUR 1,032 thousand.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 11, 2009 a credit line of EUR 1.0 million was re-financed by an institutional lender at an interest rate of EURIBOR + 1.2% (except in the event of default where the interest rate increases to 7.45%). Interest is payable annually starting December 11, 2010. The loan is repayable in equal annual installments over a five-year period starting December 11, 2011. The loan is guaranteed by an affiliate of the Company’s former Chairman and shareholder and the guaranty is secured by 666,667 shares of Private Media Group, Inc., Common Stock which are beneficially owned by the Company’s former Chairman. The Company did not make the required payment on December 11, 2011. Subsequent to year end, in December 2012, the Company’s new management renegotiated and restructured the loan. Under the new terms, the loan will bear interest at a rate of 3% per annum with interest payments due annually at the end of each calendar year commencing in 2013. The repayment dates for the unpaid principal balance, including accrued and unpaid interest in the amount of EUR 73,500, have been extended so that the outstanding principal amount must be repaid as follows: (i) EUR 350,000 is due on January 1, 2016, (ii) EUR 350,000 is due on January 1, 2017, and (iii) the balance of EUR 373,500 is due on January 1, 2018.

Other debt

In 2001, the Company borrowed $4 million from Commerzbank AG (the “Commerzbank Note”). The Company’s obligations were secured by a guaranty and by a pledge of 5,600,000 shares of the Company’s stock held by Slingsby Enterprises Limited, an affiliate of Berth H. Milton, Jr. (“Mr. Milton”) who, at the time, was the Company’s Chairman, Chief Executive Officer and principal shareholder. The Commerzbank Note was subsequently acquired by Consipio Holding BV (“Consipio”). In 2008 Consipio declared the promissory note to be in default and demanded that it be repaid. On May 1, 2009, Consipio filed a lawsuit against the Company, Slingsby, and Mr. Milton in U.S. federal court to enforce the payment of the Commerzbank Note. That lawsuit was dismissed on technical grounds and re-filed in May 2010 in New York State Court (titled “Consipio Holding BV v. Private Media Group, Inc., Slingsby Enterprises Limited, and Berth H. Milton, Jr.” New York State Supreme Court, County of New York, Case No. 650462/10) (the “New York Action”). On August 30, 2011 the New York Court issued an Order of Attachment pursuant to which New York City and state officials were ordered to attach, by levy, the Company’s New York assets for the sum of $7.35 million.

On August 11, 2010, Consipio, a creditor of the Company by virtue of its ownership of the Commerzbank Note, Tisbury Services Inc., (“Tisbury”) the holder of over 13% of the Company’s outstanding common stock, and other parties including Ilan Bunimovitz (“Mr. Bunimovitz”), jointly filed a lawsuit against the Company in Nevada District Court, Clark County, Nevada, alleging mismanagement of the Company’s business by the Company’s three independent directors and Mr. Milton (Consipio Holding BV et. al. v. Private Media Group, Inc., herein referred to as the “Nevada Action”). The Nevada Action also asked the Nevada District Court to enforce and monitor a stockholders’ election of the Company’s directors. An annual meeting of stockholders was held in January 2012 at which neither Mr. Milton nor any of the other directors named in the Nevada Action were re-elected. Accordingly, on May 22, 2012, the Nevada District Court (i) dismissed the Nevada Action, and (ii) ordered the Company to reimburse both Consipio and Tisbury for their attorneys’ fees and costs incurred in that lawsuit in an amount to be agreed between the plaintiffs and the Company, and approved by the Company’s Board of Directors.

On December 28, 2012, in order to repay the entire outstanding balance of the Commerzbank Note, the legal fees and costs that the Nevada State Court ordered us to pay, the legal fees and costs we were required to pay Consipio because of the New York lawsuit, and amounts that we owed to third parties, which obligations were acquired by Consipio, Consipio and the Company entered into a Settlement Agreement and Mutual General Release (the “Consipio Settlement Agreement”). Because of its financial condition, in lieu of cash, the Company offered to issue to Consipio shares of a new series of preferred stock, designated as the “6% Series B Convertible Redeemable Preferred Stock” (the “Series B Preferred Stock”), as payment in full for the amounts owed to Consipio. Each share of Series B Preferred Stock has a stated value of EUR 10.00 per share. Accordingly, on December 28, 2012, the Company filed a Certificate of Designation for the Series B Preferred Stock with the

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

office of the Secretary of State of Nevada to authorize the new series of preferred stock, and thereafter issued 800,000 shares of the newly authorized shares of Series B Preferred Stock to Consipio. Pursuant to the Consipio Settlement Agreement, the parties also (i) agreed to discontinue and withdraw the New York Action with prejudice, and (ii) entered into mutual general releases, with the exception of certain individuals.

11. Accrued other liabilities

Accrued other liabilities are comprised of the following:

	December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Accrued expenses	717	331
Deferred income	1,171	208
Taxes and social security	631	642
Provision for settlement of shareholder claims (note 20)	—	369
Accrued shareholders’ and creditor claims (note 20)	—	5,885

	2,519	7,435

12. Income taxes

Following is a summary of income (loss) before income taxes of U.S. and international operations:

	Years ended December 31,
	2010	2011
	EUR	EUR
	(in thousands)
USA	186	(17,795)
International	(4,341)	(7,075)

	(4,155)	(24,870)

The provision for income taxes/(benefit) consisted of the following:

	Years ended December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Current
State	3	3
Foreign	188	19

Current tax expense	191	22
Deferred
Federal	(249)	3,149
State	(41)	517
Foreign	7	766

Deferred tax expense/(benefit)	(283)	4,432

Income tax expense/(benefit)	(92)	4,454

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes, determined using the United States corporate statutory rate of 35% to actual income taxes provided, is as follows:

	Years ended December 31,
	2010	2011
US federal statutory income tax rate	35.00%	35.00%
Aggregate effect of foreign tax rates	(26.30%)	(4.52)%
Permanent differences
Items not deductible for tax purposes	(0.37%)	—%
Provision against assets and liabilities of companies held for settlement of claims	—%	(17.22)%
Prior period adjustments	(5.76%)	1.46%
Other	2.75%	3.63%
Movement in valuation allowances	(3.21%)	(38.32)%

Total tax provision	2.11%	(19.97)%

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, 2010 and 2011, deferred tax assets and liabilities consisted of the following:

	December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Deferred Tax Assets:
Provisions for sales returns	14	—
Provision for bad debts	104	97
NOL carryforwards	9,631	12,259
Investment in subsidiaries	1,374	1,972
Tax credits	283	387
Differences in fixed assets	(317)	(150)
Other	436	800

	11,525	15,515
Less: Valuation allowance	(6,511)	(15,060)

Deferred Tax Liabilities:
Investment Incentives	(9)	—
Differences in fixed assets	—	(150)
Deferred expenses/revenues	(268)	—

Net deferred tax asset/(liability)	4,737	305

The Company’s deferred tax assets, net of valuation allowances, are primarily located in Spain and Cyprus which is where the Company expects to record most of its future earnings.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforward

The company’s operating loss carry-forwards are described in the table below:

Year ended December 31
2011
EUR
(in thousands)
United States	17,327
Sweden	4,792
Cyprus	19,835
Spain	5,652
Holland	686
France	480
Canada	522

49,294

Cyprus, the United States, Spain and Sweden are the jurisdictions in which nearly all of the NOLs have been generated. NOLs in Cyprus post-2000 may be carried forward indefinitely. The NOLs in the United States may be carried back 2 years and carried forward for 20 years, while the NOLs in Spain may be carried forward for 15 years and the NOLs in Sweden can be carried forward indefinitely.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 367 thousand were accrued as of December 31, 2011, of which EUR 24 thousand was recognized as interest expense during the year then ended.

In December 1999 the Company received final notification from the Swedish Tax Authority assessing its subsidiary in Cyprus for the tax years 1995-1998 for a total amount of SEK 42,000,000 (approx. EUR 4.5 million) plus fines amounting to SEK 16,800,000 (approximately EUR 1.8 million) plus interest. The Swedish Tax Authority has taken the position that the subsidiary carried on business in Sweden from a permanent establishment during the period in question and should therefore be taxed on the income attributable to the permanent establishment. The Company is of the view that no permanent establishment is at hand in Sweden. However, the Administrative Court of Appeal has finally decided that a permanent establishment is at hand. In February 2009, the County Administrative Court reduced the assessment for the tax years 1995-1998 to

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a total amount of SEK 12,600,000 (approx. EUR 1.1 million) plus fines amounting to SEK 5,040,000 (approx. EUR 0.5 million) plus interest. In November 2010, the Administrative Court of Appeal decided that the County Administrative Court’s decision should prevail. However, as a matter of fact, the tax claim on the Company has been extinguished according to Administrative Law. Due to the fact there is no longer any claim at stake, no amounts have been provided in the Company’s financial statements for this dispute.

13. Related party transactions

Guaranty of Commerzbank Note by Affiliate of Mr. Milton

In 2001, the group’s holding company, Private Media Group, Inc., borrowed $4 million from Commerzbank AG (the “Commerzbank Note”). The Company’s obligations were secured by a guaranty and by a pledge of 5,600,000 shares of the Company’s stock held by Slingsby Enterprises Limited, an affiliate of Mr. Milton who, at the time, was the Company’s Chairman, Chief Executive Officer and principal shareholder. The Commerzbank Note was assigned to Consipio Holding BV (“Consipio”). In 2008 Consipio declared the promissory note to be in default and demanded that it be repaid. On May 1, 2009, Consipio filed a lawsuit against the Company, Slingsby, and Mr. Milton in U.S. federal court to enforce the payment of the Commerzbank Note. That lawsuit was dismissed on technical grounds and re-filed in May 2010 in New York State Court (titled “Consipio Holding BV v. Private Media Group, Inc., Slingsby Enterprises Limited, and Berth H. Milton, Jr.” New York State Supreme Court, County of New York, Case No. 650462/10) (the “New York Action”). On August 30, 2011 the New York Court issued an Order of Attachment pursuant to which New York City and state officials were ordered to attach, by levy, the Company’s New York assets for the sum of $7.35 million.

On August 11, 2010, Consipio, a creditor of the Company by virtue of its ownership of the Commerzbank Note, Tisbury Services Inc., (“Tisbury”) the holder of over 13% of the Company’s outstanding common stock, and other parties including Mr. Bunimovitz, jointly filed a lawsuit against the Company’s in Nevada District Court, Clark County, Nevada, alleging mismanagement of the company’s business by the Company’s three independent directors and Mr. Milton (Consipio Holding BV et. al. v. Private Media Group, Inc., herein referred to as the “Nevada Action”). The Nevada Action also asked the Nevada District Court to enforce and monitor a stockholder’s election of the Company’s directors. An annual meeting of stockholders was held in January 2012 at which neither Mr. Milton nor any of the other directors named in the Nevada Action were re-elected. Accordingly, on May 22, 2012, the Nevada District Court (i) dismissed the Nevada Action, and (ii) ordered the Company’s to reimburse both Consipio and Tisbury for their attorneys’ fees and costs incurred in that lawsuit in an amount to be agreed between the plaintiffs and the Company, and approved by the Company’s Board of Directors.

On December 31, 2012, in order to repay the entire outstanding balance of the Commerzbank Note, the legal fees and costs that the Nevada State Court ordered us to pay, the legal fees and costs we were required to pay Consipio because of the New York lawsuit, and amounts that we owed to third parties, which obligations were acquired by Consipio, Consipio and the Company entered into a Settlement Agreement and Mutual General Release (the “Consipio Settlement Agreement”). Because of its financial condition, in lieu of cash, the Company offered to issue to Consipio shares of a new series of preferred stock, designated as the “6% Series B Convertible Redeemable Preferred Stock” (the “Series B Preferred Stock”), as payment in full for the amounts owed to Consipio. Each share of Series B Preferred Stock has a stated value of EUR 10.00 per share. Accordingly, on December 28, 2012, the Company filed a Certificate of Designation for the Series B Preferred Stock with the office of the Secretary of State of Nevada to authorize the new series of preferred stock, and thereafter issued 800,000 shares of the newly authorized shares of Series B Preferred Stock to Consipio. Pursuant to the Consipio Settlement Agreement, the parties also (i) agreed to discontinue and withdraw the New York Action with prejudice, and (ii) entered into mutual general releases, with the exception of certain individuals.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guaranty of EUR One Million Loan by Affiliate of Mr. Milton

On December 11, 2009 a credit line of EUR 1.0 million was re-financed by an institutional lender at an interest rate of EURIBOR + 1.2%. Interest is payable annually starting December 11, 2010. The loan is repayable in equal annual installments over a five-year period starting December 11, 2011. The loan is guaranteed by an affiliate of the Company’s former Chairman and shareholder and the guaranty is secured by 666,667 shares of Private Media Group, Inc. Common Stock which are beneficially owned by the Company’s former Chairman. Subsequent to year end, in December 2012, the Company’s new management renegotiated and restructured the loan. Under the new terms, the loan will bear interest at a rate of 3% per annum, with interest payments due annually at the end of each calendar year commencing in 2013. The repayment dates for the unpaid principal balance, including accrued and unpaid interest in the amount of EUR 73,500, have been extended so that the outstanding principal amount must be repaid as follows: (i) EUR 350,000 is due on January 1, 2016, (ii) EUR 350,000 is due on January 1, 2017, and (iii) the balance of EUR 373,500 is due on January 1, 2018.

Unsecured Loans to Slingsby Enterprises Limited

We have unsecured loans to Slingsby Enterprises Limited (“Slingsby”), an entity controlled by Mr. Milton (the “Slingsby Loans”), which bear interest at the rate of EURIBOR+1% per annum and have no maturity date. As of December 31, 2011 EUR 7.6 million remained outstanding on these loans, including interest. No payments of principal or interest have been made in respect of the Slingsby Loans. As described below, as at December 31, 2010, the Company provided for these loans in full. However, the Company is currently evaluating avenues of recourse against Slingsby and Mr. Milton.

In connection with the acquisition of Game Link by the Company on January 20, 2009, in order to induce the sellers to consummate the acquisition, Slingsby Enterprises Limited entered into an agreement (the “Game Link Letter Agreement”) with the Company and the sellers with regard to the partial repayment of the Slingsby Loans. Under the Game Link Letter Agreement, in each of the fiscal years ended December 31, 2009, 2010, and 2011, Slingsby is required to repay not less than EUR one million, either in cash or in Private common stock valued at its fair market value as determined by the disinterested directors of Private, to be applied first to accrued interest and then to principal of the loan. At December 31, 2011, Slingsby had not made the EUR one million payments due on each of December 31, 2009, December 31, 2010, and December 31, 2011.

In January 2010 Mr. Milton advised the Company’s Board of Directors that Slingsby did not make the EUR one million payment due under the Game Link Letter Agreement on December 31, 2009, as he had arranged for the EUR one million December 2009 Refinancing on terms favorable to the Company and arranged for the pledge of 666,667 shares of common stock beneficially owned by Mr. Milton to secure the December 2009 Refinancing. In February 2010 the Company’s then-current independent directors determined that it was not in the best interest of the Company to enforce the December 31, 2009 EUR one million payment obligation under the Game Link Letter Agreement, but that the payments due in 2010 and 2011 would remain in place.

The independent directors further determined in April 2010 that the terms of the Slingsby Loan should be renegotiated with Mr. Milton to reflect reasonable market terms in view of a number of factors, including the size of the loan, the failure of Slingsby Enterprises Limited to make the scheduled payment due on December 31, 2009, the absence of any security for the loan and the absence of a fixed maturity date or agreed payment schedule sufficient to repay the full amount of the Slingsby Loan. In April 2010 Mr. Milton proposed to restructure the payment terms of the Slingsby Loan to provide for a personal guaranty of the Slingsby Loan by Mr. Milton, a fixed maturity date of five years, and payments of EUR 1 million, in cash or Private common stock, in 2011 and 2012. However, the Company and Mr. Milton were unable to reach agreement on the material terms of the restructuring of the Slingsby Loan. Based upon the payment history of the loan and the absence of

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any security for the Slingsby Loan, in May 2010 the Company determined to fully provide against the Loan in its financial statements effective December 31, 2009 until such time as the terms of the Slingsby Loan are modified to provide adequate assurances of the collectability of the Slingsby Loan. No agreement has been reached regarding the restructuring of the Slingsby Loan.

Game Link Agreements

In January 2009 the Company completed the acquisition of Game Link LLC and eLine LLC, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. In consideration of the acquisition of Mr. Bunimovitz’ interests in Game Link LLC and eLine LLC, he received 2,066,725 shares of the Company’s common stock and he is entitled to receive additional shares of common stock if the combined EBITDA of the digital media operations of the Company and Game Link meet specified targets in 2009, 2010 and 2011. As a result of the Game Link Settlement Agreement and Release entered into on May 22, 2012, as described in Note 20, an additional 1,295,089 shares were issued to Mr. Bunimovitz in accordance with the settlement agreement.

In connection with the acquisition by the Company of Game Link LLC and its affiliate, Game Link LLC entered into a lease agreement with 537 Stevenson Street L.L.C., a limited liability company which is 50% owned by Mr. Bunimovitz, providing for the lease by Game Link LLC of the land and building used by Game Link in San Francisco, California. The lease extended through December 31, 2011, has a base rent of $13,620 per month, and provides for Game Link to be responsible for property taxes and maintenance expenses during the term of the lease.

Sureflix Transactions

Effective December 17, 2009, the Company appointed Eric Johnson as a director pursuant to his three-year Employment Agreement with the Company and Sureflix entered into on October 29, 2009. The Employment Agreement was entered into in connection with the acquisition of Sureflix on October 29, 2009 as described in Note 3.

In consideration of the acquisition of Mr. Johnson’s interest in Sureflix, he received non-voting Class A Preference Shares of Entruphema Inc. convertible into 130,000 shares of the Company’s common stock and is entitled to receive up to 70,000 additional shares of the Company’s common stock if the combined EBITDA of the digital media operations of the Company and Sureflix meet specified targets. Subsequent to year end the remaining shares were issued to Mr. Johnson in accordance with the Sureflix acquisition agreement, see Note 20.

Ilan Bunimovitz Legal Action

In July 2010, Mr. Bunimovitz was terminated as Chief Executive Officer of Private Media, and Mr. Milton was appointed as the Chief Executive Officer. On July 23, 2010, Mr. Bunimovitz filed a Demand for Arbitration and related Statement of Claim against the Company with JAMS (Case No. 1100063395), a private arbitration service, pursuant to the dispute resolution provisions of his Employment Agreement, contesting his termination as the Company’s Chief Executive Officer. In the Statement of Claim, Mr. Bunimovitz alleged that (1) his termination on July 19, 2010, was without “cause” under his written Employment Agreement; (2) the termination was taken in retaliation for Mr. Bunimovitz demanding an independent investigation of Mr. Milton’s alleged “self-dealing transactions and was taken in an effort to silence him”; and (3) the termination of employment was not properly authorized by the Board of Directors, and is therefore invalid. Mr. Bunimovitz sought unspecified compensatory and punitive damages.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2011 Mr. Bunimovitz amended his Statement of Claim to include two additional allegations: that the Company improperly failed to allow him to sell shares he received when his company (Game Link) was acquired by the Company; and that the Company has failed to deliver the shares to which he is entitled to receive under the earnout provisions of the acquisition agreement between the Company and Game Link.

On September 24, 2010, the Company received notice of Claims filed by Bunimovitz with the U.S. Department of Labor against the Company (Case No. 9-3290-10-057) alleging that Bunimovitz was terminated as CEO by Private Media in violation of Section 806 of the Sarbanes-Oxley Act in retaliation for Bunimovitz raising questions about self-dealing transactions involving the Chairman of the Company and the accuracy of the Company’s public disclosures in light of these transactions, and seeking reinstatement and unspecified compensatory and punitive damages.

On November 30, 2011 the Company entered into a Settlement Agreement And Release with Mr. Bunimovitz and Game Link to settle all of the foregoing claims made by Mr. Bunimovitz against the Company. As a result, the JAMS employment arbitration and the U.S. Department of Labor claim have been settled and dismissed.

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

Retained Earnings

The Company is a holding company with no significant operations of its own. Accordingly, the retained earnings of the Company represent the accumulated earnings of its foreign subsidiaries. The ability of the Company to pay dividends is dependent on the transfer of accumulated earnings from these subsidiaries. The Company’s current intention is to re-invest the unremitted earnings of its foreign subsidiaries.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. The common stock is not redeemable and has no conversion or pre-emptive rights.

During 2000 the Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares. Such purchases may be made from time to time in the open market for an indefinite period of time. As of December 31, 2011 no shares had been repurchased.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with relative rights, preferences and limitations determined at the time of issuance.

6% Series B Convertible Redeemable Preferred Stock

Subsequent to year end, on December 28, 2012 the Company created a new series of preferred stock, designated as the 6% Series B Convertible Redeemable Preferred Stock. A total of 1,300,000 shares of Series B Preferred Stock have been authorized, see Notes 13 and 20. Each share of Series B Preferred Stock has a stated issue price of EUR 10.00 per share.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2010	2011
Numerator: (EUR in thousands)
Net income (loss)	(4,335)	(29,324)

Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	22,005,569	21,225,387
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	n/a	n/a

Denominator for diluted earnings per share—weighted average shares and assumed conversions	n/a	n/a

Earnings (loss) per share, in EUR
Basic	(0.20)	(1.38)

Diluted	(0.20)	(1.38)

For 2010, basic earnings per share include exchangeable shares equivalent to the weighted average number of 224,384 and 1,248,466 shares of common stock outstanding in the period, respectively.

16. Commitments and contingent liabilities

The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent on the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2010 and 2011 amounted to EUR 1,110 thousand and EUR 487 thousand, respectively.

Future minimum payments under non-cancelable leases as of December 31, 2011 are as follows:

Year	EUR (in thousands)
2012	336
2013	156
2014	157
2015	40
2016	—

689

17. Operations by geographical area

The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies through distribution channels including hard copy, broadcast, Internet Protocol Television, the Internet, and mobile phones.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning net sales originating from the Company’s different geographic locations is summarized as follows:

	Years ended December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Net Sales
USA	10,266	313
Sweden	6,030	6,170
Spain	9,305	4,935
Cyprus	5,155	2,708
Canada	3,751	193
Gibraltar	337	92
Eliminations	(11,574)	(6,482)

Total	23,270	7,929

Eliminations principally relate to inter-group revenue arising from trademark, license and distribution agreements between the Company’s subsidiaries.

Information on the Company’s long-lived assets held in different geographic locations is summarized as follows:

	December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Long-lived assets
USA	9,698	488
Cyprus	10,695	4,382
Sweden	3,130	2,160
Spain	480	225
Canada	3,290	34

Total	27,293	7,289

For each of the years ended 2010 and 2011, no customer accounted for more than 10% of consolidated revenues.

The following table illustrates the Company’s net sales by product group for the periods indicated.

	Years ended December 31,
	2010	2011
	EUR	EUR
	(in thousands)
Net sales by product group
Internet	14,766	2,061
Broadcasting	3,859	2,845
DVDs and Magazines	3,151	1,956
Wireless	1,494	1,067

Total	23,270	7,929

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Stock-based compensation

During 2009, the Company introduced a new Equity Incentive Plan (the “2009 EIP”) to replace the Employee Stock Option Plan (“the 1999 Plan”) which expired on March 31, 2009.

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

Under the 1999 Plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ. Awards for 4,334 shares were still outstanding under the 1999 Plan as at December 31, 2011.

The 2009 EIP

The 2009 EIP is shareholder approved and came into effect on December 16, 2009. It allows the Company to grant incentive stock options, non-statutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards. The Company may issue up to 2,066,667 shares of its common stock pursuant to Awards granted. Shares pursuant to Awards that have expired or are forfeited will be returned to the 2009 EIP. At December 31, 2011, Awards for 2,065,667 shares were available for future grant under the 2009 EIP and Awards for 1,000 shares were outstanding.

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

Awards become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee. The compensation cost charged against income for the twelve-month periods ended December 31, 2010 and 2011 was EUR 2 thousand and EUR nil, respectively, which is included in selling, general and administrative expense. The charge of compensation cost had no impact on tax since none of the option beneficiaries are taxable in the U.S. and tax rules are different in the beneficiaries’ respective tax jurisdictions.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the year ended December 31, 2011 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2011	9,668	6.42
Granted	—	—
Exercised	—	—
Expired or forfeited	4,334	10.29

Outstanding December 31, 2011	5,334	3.28	1.0	—

Exercisable December 31, 2011	5,334	3.28	1.0	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of the Company’s stock; b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior; c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant; and d) dividend yield is zero based on the Company’s current dividend policy.

No grants were made during the years ended December 31, 2010 and 2011.

As of December 31, 2011, there was no unrecognized compensation cost related to nonvested options granted under the Plan. The total fair value of all options vested and outstanding at December 31, 2010 and 2011 was USD 22,000 and USD 1,000 respectively.

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

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2011.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, such as goodwill, other intangible assets and developed website technology at fair value on a nonrecurring basis when they are deemed to be impaired. The fair values are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value.

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2011:

	For the year ended December 31, 2011
	Level 1	Level 2	Level 3	Fair Value	Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Goodwill (a)	—	—	9,204	—	(9,204)
Other intangible assets (b)	—	—	4,847	—	(4,847)
Long-lived assets (c)	—	—	1,577	488	(1,089)

Total	—	—	15,628	488	(15,140)

(a)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce businesses and the Company’s video distribution company in the Benelux countries, see Notes 8 and 20.

(b)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce businesses in North America and its broadcast asset. See Notes 8 and 20 for additional discussion.

(c)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce businesses in North America. See Note 20 for additional discussion.

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2010:

	For the year ended December 31, 2010
	Level 1	Level 2	Level 3	Fair Value	Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Goodwill (a)	—	—	7,112	7,112	(1,320)
Other intangible assets (b)	—	—	1,613	1,613	(242)
Property, plant and equipment (c)	—	—	1,050	1,050	(548)

Total	—	—	9,775	9,775	(2,110)

(a)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce business in the USA and our video distribution company in the Benelux countries. See Note 8 for additional discussion.

(b)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce business in the USA. See Note 8 for additional discussion.

(c)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce business in the USA. See Note 6 for additional discussion.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Subsequent to year end, the Company issued shares to the Game Link and Sureflix sellers, see Note 9. As a result of the issuance of these shares, the value of the contingent consideration does not require judgment as at December 31, 2011 and, as a result, there are no liabilities to be measured at fair value on a recurring basis for the year ended December 31, 2011.

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

The fair values of liabilities as at December 31, 2010, measured on a recurring basis, were determined using the following inputs:

	For the year ended December 31, 2010
	Level 1	Level 2	Level 3	Net Fair Value	Total Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Contingent consideration payable	—	—	514	514	4,189

Total	—	—	514	514	4,189

Under certain acquisition agreements, the Company has agreed to pay the sellers earnouts based on the performance of the businesses acquired. These earnout payments will be made in common stock of the Company. Contingent consideration payable is measured at its acquisition date fair value. Contingent consideration payable in the table above represents the estimated fair value of additional future earn-outs payable for such acquisitions and is based on management’s estimates and entity-specific assumptions which are Level 3 inputs, see Note 9.

The following table reconciles the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Contingent Consideration Payable
EUR
(in thousands)
Balance at December 31, 2009	4,703
Less: loss in fair value recorded in earnings	4,189

Balance at December 31, 2010	514

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Events

Game Link

On May 23, 2012, subsequent to the year ended December 31, 2011, the Company consummated a settlement with the former shareholders of Game Link, which includes Mr. Bunimovitz. Game Link was acquired by the Company on January 20, 2009, and is engaged in the business of digital distribution of adult content over the Internet. Pursuant to that certain Settlement and Release Agreement (the “Game Link Settlement Agreement”), dated May 23, 2012, the Company agreed to dispose of California-based Game Link in connection with the settlement of legal proceedings related to the acquisition and management of Game Link.

The Game Link Settlement Agreement settles all claims between the Company and those parties for all matters, including: (i) Consipio Holding BV et. al. v. Private Media Group, Inc., filed in Nevada State Court, Clark County, Nevada (the “Nevada Action”); and (ii) the remaining claims under the JAMS arbitration proceeding brought by Mr. Bunimovitz in 2010 relating to the termination of his employment and the acquisition of Game Link by the Company. On May 22, 2012, the Nevada Action was dismissed, and on May 23, 2012 the JAMS arbitration was fully dismissed.

Pursuant to the Game Link Settlement Agreement, the Company transferred all of the outstanding capital stock of Game Link to the former shareholders and issued an aggregate of 1,772,875 shares of the common stock of the Company, representing the shares of common stock to which they would have been entitled under the earn-out provisions under the Agreement and Plan of Reorganization dated as of January 20, 2009.

The Game Link Settlement Agreement includes a mutual general release between the Company, Game Link and its former shareholders.

In addition, Mr. Bunimovitz resigned as a director of the Company on the date of the Game Link Settlement Agreement.

As part of the transfers under the Game Link Settlement Agreement described above, all intercompany allocations, receivables and payables between Game Link and the Company were waived and cancelled; and each contract or agreement between any member or members of the Company and any member of Game Link were terminated and cancelled without any compensation or consideration payable to any party, except that (i) the VOD Agreement between the Company and Game Link, and (ii) the agreement between the Company and Game Link to manage privatevod.com, which agreements will remain in force and effect and which were entered into at arm’s-length terms.

Concurrently with the Game Link Settlement Agreement, the Company and Mr. Bunimovitz entered into an amendment to the Settlement Agreement and Release dated November 30, 2011 (the “November Agreement”). The November Agreement settled certain of the claims of Mr. Bunimovitz related to termination of employment with the Company under the JAMS Arbitration initiated by Mr. Bunimovitz against the Company. Under the November Agreement, the Company agreed to pay Mr. Bunimovitz an amount equal to the unpaid amounts owed to him under his employment agreement, which amount was to be paid in monthly installments. The amendment to the November Agreement reduced the amount of the monthly payments required to be made to Mr. Bunimovitz, thereby extending the period during which the payments will made. All other terms remained the same. Management expects the balance to be paid by the end of 2013.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sureflix

On June 29, 2012, subsequent to the year ended December 31, 2011, the Company entered into and consummated a Settlement Agreement and Release with the former Sureflix shareholders (“the Sureflix Settlement”). Sureflix was acquired by the Company in October 2009 and is in the business of digital distribution of adult content over the Internet.

The Sureflix Settlement was entered into to settle claims made by the selling shareholders alleging the Company made material misrepresentations to induce the Sureflix selling shareholders to enter into the 2009 acquisition agreement and materially breached the acquisition agreement, and other claims relating to the operation and management of Sureflix following the acquisition. Pursuant to the Sureflix Settlement Agreement, the Company transferred back to the former Sureflix shareholders all of the outstanding capital stock of Sureflix. In addition, the Sureflix Settlement Agreement includes a mutual general release between the Company, Sureflix and the former Sureflix shareholders. Lastly, all intercompany allocations, receivables and payables between Sureflix and the Company were netted, and the Company is obligated to re-pay Sureflix the net amount by no later than the earlier to occur of six months from the date of the Sureflix Settlement Agreement or the date the Company receives net proceeds from the sale of equity securities of at least $1 million. Mr. Johnson is a director of the Company, and will continue in that position.

The following represents the assets and liabilities that have been fully provided against in 2011 with respect to the divestments of Game Link and Sureflix that occurred subsequent to year end.

December 31, 2011
Total
EUR
ASSETS
Cash and cash equivalents	131
Trade accounts receivable, net	104
Inventories	98
Prepaid expenses and other current assets	94

TOTAL CURRENT ASSETS	427
Property, plant and equipment	488

TOTAL ASSETS	915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	5
Current portion of long-term borrowings	112
Trade accounts payable	429

TOTAL CURRENT LIABILITIES	546

NET ASSETS	369

PROVISION FOR SHAREHOLDER CLAIMS (Note 11)	369

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the results of operations of Game Link and Sureflix which represent the profit contributed by operations held for settlement of claims subsequent to year end.

Year ended December 31,
2011
EUR
Net sales	11,423
Cost of sales	6,882

Gross profit	4,541
Selling, general and administrative expenses	3,976

Operating income	565
Interest expense	27
Interest income	—

Income before income taxes	538
Income tax	1

Net Income	537

6% Series B Convertible Redeemable Preferred Stock

On December 28, 2012, the Company created a new series of preferred stock, designated as the “6% Series B Convertible Redeemable Preferred Stock” (the “Series B Preferred Stock”). A total of 1,300,000 shares of Series B Preferred Stock have been authorized, of which 800,000 have been issued and are currently owned by Consipio, see Notes 13 and 14. The Company may issue additional shares of the Series B Preferred Stock to repay other creditors and/or to raise additional capital. Each share of Series B Preferred Stock has a stated issue price of EUR 10.00 per share. The principal terms of the Series B Preferred Stock include the following:

•

Upon the liquidation, dissolution or winding up of the Company (including a Deemed Liquidation Event as described below), the holders of the Series B Preferred Stock shall be entitled to be paid an amount per share equal to EUR 11.00 plus any accrued and unpaid dividends thereon. The liquidation payment is payable before any payment made to the holders of the Common Stock. A Deemed Liquidation Event includes the merger of this Company, the sale of its assets, an uninsured judgment rendered against this Company for EUR 1,000,000 or more, or the Company’s failure, on or after July 1, 2013, to file with the Securities and Exchange Commission (the “SEC”) any of Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K by no later than 30 calendar days after the required filing date (including the expiration of any permitted extensions).

•	Each share of Series B Preferred Stock is convertible into 50 shares of Common Stock.

•

Holders of the Series B Preferred Stock are entitled to receive dividends at an annual rate of 6% of the EUR 10.00 Series B Preferred Stock original issue price, which shall be cumulative, accrue daily and be payable quarterly, in arrears, in cash on the third business day following March 31, June 30, September 30 and December 31. However, dividends will cease accruing on the Series B Preferred Stock during any fiscal quarter if all three of the following conditions are met on any day during that fiscal quarter: (i) The Common Stock has been listed or quoted for trading for no less than 60 consecutive trading days on any national U.S. stock exchange (including any market that is part of the Nasdaq Stock Market), the OTC Bulletin Board, and/or on the OTCQX or OTCQB levels of the OTC Markets Group; (ii) The average daily trading volume of the Common Stock for 20 consecutive trading days prior to such date exceeds 10,000 shares, and (iii) The average of the volume weighted average price such 20 consecutive trading days

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exceeds $1.00 per share (adjusted to reflect any stock split, reverse stock split, stock dividend or stock combination). The dividends payable with respect to the Series B Preferred Stock shall, at the option of the Company, be paid in Euros or by means of a one-year unsecured promissory note. Any such promissory note will bear interest at a rate of 7.5% per annum and be payable in four quarterly payments commencing one year after the date of the dividend payment. The holders of the Series B Preferred Stock may, however, elect to receive shares of Common Stock in place of some or all of any quarterly dividend (the value of the shares is based on the 10-day trading price of the Common Stock).

•

Provided that the Company has registered with the SEC the public resale of the shares of Common Stock into which the Series B Preferred Stock is convertible, at its option the Company may, at any time, redeem the shares of the Series B Preferred Stock, in whole or in part, for a cash redemption price equal to EUR 10.00 plus any accrued and unpaid dividends. The redemption price is payable in Euros.

•

At any time between December 31, 2015 and December 31, 2018, a holder of the Series B Preferred Stock may demand that the Company redeem some or all of the holder’s shares of Series B Preferred Stock, to the extent permitted under Nevada law. Each holder may demand that one third of the number of shares of Series B Preferred Stock the holder initially acquired be redeemed in each calendar year 2016, 2017, and 2018. The redemption price is equal to EUR 10.00 plus any accrued and unpaid dividends and is required to be paid in cash, provided that the Company does not have to pay cash to the extent that such payments would (i) reduce its cash balance to below EUR 1,000,000, or (ii) cause the Company’s current assets to be less than three times its current liabilities, whichever is less. If the Company can’t pay the entire redemption price in cash, it has to pay the balance in a promissory note. The promissory note used to pay any portion of the redemption price shall: (a) bear interest at a fixed rate of prime plus 4% per annum; (b) be payable in four equal quarterly installments of principal and interest on the last day of each calendar quarter; (c) be prepayable at any time, in whole or in part, without premium or penalty; and (d) if necessary to comply with Nevada law governing distributions to shareholders, be subordinated to all of the Company’s creditors. The Company also has the right to defer any payment under the promissory notes if such payment would violate Nevada law.

•

The holders of the Series B Preferred Stock vote together with the holders of Common Stock as a single class. Each holder of Series B Preferred Stock is entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock held by such holder would be convertible. However, the Company may not take certain actions without the approval of a majority of the then outstanding shares of Series B Preferred Stock. These actions that require the approval of the holders of the Series B Preferred Stock include (i) changing the rights, preferences and privileges of the Series B Preferred Stock or creating a class that is senior to the Series B Preferred Stock, (ii) selling all or substantially all of the Company’s assets or merging with another entity if following the merger the Company’s shareholders own less than 50% of the voting power in the election of directors, (iii) paying dividends on, or redeeming any shares of Common Stock, (iv) borrowing more than EUR 2,000,000 in the aggregate, other than trade payables and accrued expenses incurred in the ordinary course of business, and (v) issuing more than 5,000,000 shares of Common Stock in any single transaction or related set of transactions.

•

In order to allow certain holders of our Series B Preferred Stock to maintain their percentage interest in the Company, until December 31, 2017 each holder of more than 50,000 shares of Series B Preferred Stock shall have the right to participate in the Company’s future capital raising transactions, including the issuances of Common Stock, debt, preferred stock, options, warrants or other instrument that are convertible into or exchangeable for shares of Common Stock. The number of securities that a qualified holder of Series B Preferred Stock can purchase in our future capital raising issuances is equal to the ratio of (x) the number of shares of Common Stock beneficially owned by the qualified holder, to (y) the sum of the number of shares of Common Stock then outstanding plus the number of shares of Common Stock issuable upon the exercise or conversion of all outstanding options, warrants, and other convertible securities.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Consipio Settlement Agreement, the Company on December 28, 2012 issued to Consipio 800,000 shares of its newly created Series B Preferred Stock. The 800,000 shares of Series B Preferred Stock owned by Consipio are currently convertible into 40,000,000 shares of the Company’s Common Stock and, until converted, can vote on all matters, including the election of directors, on an “as converted” basis. Taking into account the 3,000,000 shares issued to Tisbury under the Tisbury Settlement Agreement, described below, as at December 28, 2012 the Company has a total of 27,478,700 shares of Common Stock outstanding. Accordingly, since the shares of Series B Preferred Stock that are owned by Consipio have 40,000,000 votes, as of that date Consipio held 59.4% of the aggregate voting power of the Company’s capital stock. As a result, Consipio has the ability to elect a majority of the members of the Company’s board of directors.

Tisbury Settlement

As stated above, in the Stipulation And Order For Dismissal, the Nevada District Court ordered the Company to reimburse Tisbury for the attorneys’ fees and costs it incurred in the Nevada Action in an amount to be agreed between Tisbury and the Company and approved by the Company’s Board of Directors. Tisbury and the Company thereafter agreed that the sum total of the reimbursable amount of attorneys’ fees and costs incurred by Tisbury in connection with the Nevada Action and owed by the Company to Tisbury under the Stipulation And Order For Dismissal is approximately $450,000.

In order to repay this obligation and to settle and release all other claims between them on December 28, 2012 the parties entered into that certain Settlement Agreement and Mutual General Release (the “Tisbury Settlement Agreement”). Under the Tisbury Settlement Agreement, in lieu of cash, the Company issued to Tisbury (i) 3,000,000 unregistered shares of Common Stock, and (ii) a five-year, contingent warrant (the “Warrant”) to purchase up to a total of up to 4,000,000 shares of Common Stock. The Warrant has an exercise price of $0.25 per share and is exercisable in four tranches of 1,000,000 shares of Common Stock each if, and only if, when, and to the extent that the number of issued and outstanding shares Common Stock exceeds (i) 45,000,000 shares, (ii) 50,000,000 shares, (iii) 60,000,000 shares, and (iv) 70,000,000 shares (as adjusted to reflect stock splits, stock combinations, stock dividends, and other similar events). In the event that the number of issued and outstanding shares during the term of the Warrant does not exceed some or all of the foregoing limits, the Warrant shall expire with respect to the shares that did not become exercisable. The Tisbury has accepted the foregoing 3,000,000 shares of Common Stock and the Warrant as payment and satisfaction, in full, of all amounts owed, or that may be owed, by the Company to Tisbury in connection with the Nevada Action and under the Stipulation And Order For Dismissal. The Tisbury Settlement Agreement also contained mutual general releases, with the exception of certain individuals.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Selected quarterly financial data (unaudited)

Selected quarterly financial data for the years ended December 31, 2011 and 2010 is summarized as follows:

	For the year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	2,255	1,965	2,022	1,687	7,929
Gross profit	750	565	404	(439)	1,280
Net income (loss)	(1,037)	(1,096)	(1,258)	(25,933)	(29,324)
Net income (loss) per share:
Basic	(0.05)	(0.05)	(0.06)	(1.22)	(1.38)

Diluted	(0.05)	(0.05)	(0.06)	(1.22)	(1.38)

Weighted average shares outstanding:
Basic	20,815,825	20,815,825	20,975,852	21,225,387	21,225,387

Diluted	n/a	n/a	n/a	n/a	n/a

	For the year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	6,363	6,037	5,878	4,992	23,270
Gross profit	2,039	2,047	2,066	270	6,422
Net income (loss)	(1,198)	931	(2,598)	(1,470)	(4,335)
Net income (loss) per share:
Basic	(0.05)	0.04	(0.12)	(0.07)	(0.20)

Diluted	(0.05)	0.04	(0.12)	(0.07)	(0.20)

Weighted average shares outstanding:
Basic	22,005,032	22,005,816	22,005,824	22,115,824	22,005,569

Diluted	n/a	n/a	n/a	n/a	n/a

a.	The first, second and third quarters of 2011 have been restated to reflect the divestments of Game Link and Sureflix that occurred subsequent to year end. During the fourth quarter of 2011 the assets and liabilities of Game Link and Sureflix were classified as assets and liabilities held for shareholders’ claims (see Note 20).

b.	In the three-month period ending December 31, 2010 the Company recorded impairment charges of EUR 2,048 thousand related to the Company’s newly acquired eCommerce business in USA. The impairment affected goodwill, other intangible assets and developed website technology by EUR 1,258 thousand, EUR 242 thousand and EUR 548 thousand, respectively. The relevant charges were recorded in impairment of goodwill and other intangible assets, except for developed website technology which was recorded in cost of sales.

c.	In the three-month periods ending June 30 and December 31, 2010, the Company recorded EUR 2,352 thousand and EUR 1,837 thousand benefit from change in fair value of contingent consideration payable as a result of the performance of Game Link and Sureflix. In 2009 and 2010 the EBITDA earnout targets were not reached and as a result of re-measurement, using the lattice model, the current fair value was adjusted.

d.	As a result of impairment reviews performed in 2010 and 2011, goodwill related to the Company’s video distribution company in the Benelux countries was reduced by EUR 62 thousand and 396 thousand, respectively. The relevant charges were recorded in impairment of goodwill and other intangible assets in the three month periods ending December 31, 2010 and 2011.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II

PRIVATE MEDIA GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions charged to
	Opening balance	Costs and expenses	Revenue (a)	Deductions (b)	Ending balance
	EUR	EUR	EUR	EUR	EUR
Description
Allowance deducted in the balance sheet from the asset to which it applies:
Year ended December 31, 2011:
Allowance for magazine returns	87	—	228	(262)	53

Allowance for doubtful accounts	2,442	976	—	(2,734)	684

Year ended December 31, 2010:
Allowance for magazine returns	104		275	(292)	87

Allowance for doubtful accounts	1,788	718	—	(64)	2,442

Notes:

(a)	Represents provisions for expected returns of magazines from national distribution networks which are charged to net revenues.

(b)	Represents settlements on returns provisions previously recorded, and write-offs less recoveries on doubtful accounts.