Form 10-Q
period 2012-03-31
PRIVATE MEDIA GROUP INC
filed 2013-06-28
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended. March 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at June 26, 2013
Common Stock, par value $.001	27,806,211

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31, (Unaudited)
	2011	2012	2012
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	179	115	151
Trade accounts receivable – net	2,293	2,153	2,833
Inventories (Note 2)	761	681	896
Deferred income tax asset	455	455	599
Prepaid expenses and other current assets	134	143	188
Current assets held for shareholder claims	427	418	550

TOTAL CURRENT ASSETS	4,249	3,965	5,217

Library of photographs and videos	4,879	4,333	5,701
Property, plant and equipment	1,519	1,396	1,837
Other assets	403	390	513
Non-current assets held for shareholder claims	488	286	376

TOTAL ASSETS	11,538	10,370	13,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	2,388	2,347	3,088
Current portion of long-term borrowings	258	302	397
Accounts payable trade	4,151	3,920	5,158
Income taxes payable	759	759	999
Deferred income taxes	150	150	197
Accrued other liabilities	7,435	7,378	9,708
Current liabilities held for shareholder claims	546	346	455

TOTAL CURRENT LIABILITIES	15,687	15,202	20,002

Contingent consideration payable	330	330	434
Long-term borrowings	1,792	1,697	2,233

TOTAL LIABILITIES	17,809	17,229	22,669

SHAREHOLDERS’ EQUITY

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2011 and March 31, 2012, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 21,805,825 and 21,805,825 issued and outstanding at December 31, 2011 and March 31, 2012, respectively	869	869	1,143
Additional paid-in capital	30,468	30,468	40,090
Retained earnings	(32,095)	(33,016)	(43,442)
Accumulated other comprehensive income	(5,513)	(5,180)	(6,816

TOTAL SHAREHOLDERS’ EQUITY	(6,271)	(6,859)	(9,025)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	11,538	10,370	13,644

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31, (unaudited)
	2011	2012	2012
	EUR	EUR	USD
	(in thousands)
Net sales	2,255	1,702	2,240
Cost of sales	1,504	1,288	1,695

Gross profit	751	414	545
Selling, general and administrative expenses	1,686	1,265	1,665

Operating income (loss)	(935)	(851)	(1,120)
Interest expense	102	68	89
Interest income	—	—	—

Income (loss) before income taxes	(1,037)	(919)	(1,209)
Income tax (benefit)	—	2	3

Loss from continuing operations	(1,037)	(921)	(1,212)
Profit (loss) from discontinued operations	23	—	—

Net income (loss)	(1,014)	(921)	(1,212)

Other comprehensive income:
Foreign currency translation adjustments	319	333	438

Comprehensive income	(695)	(588)	(774)

Net income (loss) per share from continuing operations:
Basic	(0.05)	(0.04)	(0.05)

Diluted	(0.05)	(0.04)	(0.05)

Net income (loss) per share:
Basic	(0.05)	(0.04)	(0.05)

Diluted	(0.05)	(0.04)	(0.05)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, (unaudited)
	2011	2012	2012
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(1,014)	(921)	(1,212)
Adjustment to reconcile net income (loss) to net cash flows provided by operating activities:
Provisions for doubtful debts	120	20	27
Amortization of other intangible assets	31	24	32
Amortization of web pages	481	114	150
Amortization of photographs and video	1,122	761	1,001
Depreciation	146	96	126
Changes in operating assets and liabilities:
Trade accounts receivable	237	120	158
Inventories	21	80	105
Prepaid expenses and other current assets	45	(9)	(12)
Trade accounts payable	(839)	(231)	(304)
Accrued other liabilities	89	(58)	(76)

Net cash flow from operating activities	439	(4)	(5)
Cash flows from investing activities:
Investment in library of photographs and videos	(207)	(215)	(283)
Other capital expenditure	(158)	(87)	(114)
Investment in other assets	10	1	1

Net cash flow from investing activities	(355)	(301)	(396)
Cash flows from financing activities:
Short-term borrowings – additions	35	95	125
Short-term borrowings – repayments	(404)	(92)	(121)
Long-term borrowings – additions	24	—	—
Long-term borrowings – repayments	(79)	(95)	(125)

Net cash flow from financing activities	(424)	(92)	(121)
Foreign currency translation adjustments	319	333	438

Net increase (decrease) in cash and cash equivalents	(21)	(64)	(84)
Cash and cash equivalents at beginning of the period	370	179	235

Cash and cash equivalents at end of the period	349	115	151

Cash paid for interest	140	19	25

Cash paid for taxes	—	2	3

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Addi- tional paid-in	Retained	Accum- ulated other compre- hensive	Total share- holders’
	Shares	Amounts	capital	earnings	income	equity
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2011	20,815,825	869	30,468	(2,771)	(4,824)	23,742
Conversion of exchangeable shares	990,000	—	—	—	—	—
Translation adjustment	—	—	—	—	(689)	(689)
Net loss	—	—	—	(29,324)	—	(29,324)

Balance at December 31, 2011	21,805,825	869	30,468	(32,095)	(5,513)	(6,271)
Translation adjustment	—	—	—	—	333	333
Net loss	—	—	—	(921)	—	(921)

Balance at March 31, 2012	21,805,825	869	30,468	(33,016)	(5,180)	(6,859)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

Private Media Group, Inc. (“the Company,” “we” or “our”) is a holding company with subsidiaries engaged in the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies through distribution channels including hard copy, broadcast, Internet Protocol Television, the Internet, and mobile phones.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2012 and for the three months then ended have been translated from the euro (“EUR”) into United States dollars (“USD”) at the rate of EUR 0.76 per USD 1.00, the interbank exchange rate on March 31, 2012. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

In each of the past three years the Company has experienced losses from operations. At March 31, 2012, the Company had cash and cash equivalents of EUR 115,000 and a working capital deficit of EUR 11,237,000. As a result of the Company’s operating losses and financial condition, there is substantial doubt as to its ability to continue as a going concern. The Company’s ability to continue as a going concern is based on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis and ultimately to attain profitable operations. The Company expects future growth, reductions in costs and expenses and a return to profitability provided it is successful in achieving the following objectives:

•	continuing to evolve its internet platforms, including: its newly built signature property and membership platform private.com;

•	the successful marketing of its affiliate programs for all of its properties to compete aggressively for, and attract, affiliate traffic;

•	continuing the rollout of its content on cable and IPTV video-on-demand platforms;

•	continued development of distribution channels to enable its library to be accessible on new distribution platforms including, for example, internet-enabled televisions;

•	completing the divestment of businesses acquired in 2009;

•	consolidating, streamlining and restructuring its operations into an efficient business; and

•	outsourcing of non-cost-effective parts of its operations.

However, the uncertainty of the availability of these options raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business.

During the second quarter of 2012, the Company entered into and consummated settlement agreements and releases with the former shareholders of two of its operating units: (i) Game Link LLC and its affiliate, eLine, LLC

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(collectively “Game Link”); and (ii) Entruphema Inc. and its affiliate Sureflix Digital Distribution Inc. (collectively “Sureflix”), whereby the Company transferred back to the former shareholders all of the outstanding capital stock of the respective companies. For the year ended December 31, 2011, the assets and liabilities of Game Link and Sureflix are classified as assets and liabilities held for shareholder claims. The operating results relating to Game Link and Sureflix were provided for in full and disclosed separately on the consolidated statements of income (loss) as operations held for settlement of claims for the year ended December 31, 2011. The operating results from the three months ended March 31, 2011 have been restated to reflect the operations of Game Link and Sureflix as discontinued operations.

2.	Inventories

Inventories consist of the following:

	December 31,	March 31,
	2011	2012
	EUR	EUR
	(in thousands)
Magazines for sale and resale	164	111
DVDs	597	570

	761	681

3.	Fair value measurements

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

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2011:

	For the year ended December 31, 2011
	Level 1	Level 2	Level 3	Fair Value	Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Goodwill (a)	—	—	9,204	—	(9,204)
Other intangible assets (b)	—	—	4,847	—	(4,847)
Long-lived assets (c)	—	—	1,577	488	(1,089)

Total	—	—	15,628	488	(15,140)

(a)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce businesses and the Company’s video distribution company in the Benelux countries.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(b)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce businesses in North America and broadcast asset.
(c)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce businesses in North America.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Subsequent to year end, the Company issued shares to the former owners of two North American wholly-owned subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2011. As a result of the issuance of these shares, the value of the contingent consideration does not require judgment as at December 31, 2011 or March 31, 2012 and, as a result there are no liabilities to be measured at fair value on a recurring basis for the period ended December 31, 2011 or March 31, 2012.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Contingent Consideration Payable
EUR
(in thousands)
Balance at January 1, 2011	514
Change in fair value recorded in earnings	(184)

Balance at December 31, 2011	330

Balance at March 31, 2012	330

4.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended March 31,
	2011	2012
Numerator continuing operations: (EUR in thousands)
Net income (loss) from continuing operations	(1,037)	(921)

Numerator net income (loss): (EUR in thousands)
Net income (loss)	(1,014)	(921)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	22,005,824	21,805,825
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	22,005,824	21,805,825

Earnings (loss) per share from continuing operations, in EUR
Basic	(0.05)	(0.04)

Diluted	(0.05)	(0.04)

Earnings (loss) per share, in EUR
Basic	(0.05)	(0.04)

Diluted	(0.05)	(0.04)

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended March 31, 2011, diluted impact of potentially dilutive securities is anti-dilutive therefore diluted and basic loss per share are EUR 0.05. For the three months ended March 31, 2011, basic earnings per share includes exchangeable shares equivalent to 1,190,000 shares of common stock outstanding.

5.	Stock-based compensation

During 2009, the Company implemented a new Equity Incentive Plan (the “2009 EIP”) to replace the Employee Stock Option Plan (“the 1999 Plan”) which expired on March 31, 2009. The compensation cost for stock based compensation charged against income for each of the three-month periods ended March 31, 2011 and March 31, 2012 was nil.

The 1999 Plan

The 1999 Plan, which was in effect until its expiration on March 1, 2009, allowed the Company to grant options to purchase common stock to designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers of the Company. The 1999 Plan authorized the Company to grant stock options exercisable for up to an aggregate of 2,400,000 shares of common stock. No additional stock options may be granted under the 1999 Plan, following its expiration, on March 1, 2009. At March 31, 2012, options for 4,334 shares were still outstanding under the 1999 Plan.

The 2009 EIP

The 2009 EIP became effective on December 16, 2009. It allows the Company to grant incentive stock options, non-statutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards. The Company may issue up to 2,066,667 shares of its common stock pursuant to Awards granted. Shares pursuant to Awards that have expired or are forfeited will be returned to the 2009 EIP. At March 31, 2012, Awards for 2,065,667 shares were available for future grant under the 2009 EIP and Awards for 1,000 shares had been granted and were outstanding.

The Company may grant Awards under the 2009 EIP to employees, directors and consultants of the Company. No Awards may be granted after the 2009 EIP expires on December 15, 2019. The purchase price (exercise price) of option shares must be at least equal to the fair market value of such shares on the date the stock option is granted or such later date the Company may specify. Each Award may provide that it is exercisable in full or in installments, and each Award is exercisable from the date of grant or any later date specified in the Award. Awards must expire within a period of ten years from the date of grant or such shorter period as is determined by the Company.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

A summary of stock option activity for the three month period ended March 31, 2012 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2012	5,334	3.28
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding March 31, 2012	5,334	3.28	1.0	—

Exercisable March 31, 2012	5,334	3.28	1.0	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, and d) dividend yield is zero based on the Company’s current dividend policy. During the three month periods ended March 31, 2011 and 2012 no grants were made.

As of March 31, 2012, there was no unrecognized compensation cost related to nonvested option granted under the 2009 EIP. The total fair value of all options vested and outstanding at March 31, 2011 and 2012, was USD 22,000 and USD 1,000, respectively.

6.	Income Taxes

The Company’s subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe. Management believes there are no other factors that will significantly impact the amount of tax benefits recognized in the Company’s financial statements within the 12-month period from the balance sheet date. The Company has substantially concluded all U.S. Federal and State income tax matters for years up to and including 2008 and 2007 respectively, and all foreign income tax matters for years up to 2004.

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 367,000 were accrued as of March 31, 2012, of which nil was recognized as interest expense during the three month period then ended.

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, unless the context indicates otherwise, all references herein to “Private Media,” “the Company,” “we,” “our” or “us” refer collectively to Private Media Group, Inc. and its subsidiaries.

You should read this section together with the consolidated financial statements and the notes and the other financial data in this Quarterly Report and in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The matters that we discuss in this section, with the exception of historical information, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include forward-looking statements both with respect to us, specifically, and the adult entertainment industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties relate to factors such as: (1) the timing of the introduction of new products and services and the extent of their acceptance in the market; (2) our expectations of growth in demand for our products and services; (3) our ability to successfully implement expansion and acquisition plans; (4) the impact of expansion on our revenue, cost basis and margins; (5) our ability to respond to changing technology and market conditions; (6) the effects of regulatory developments and legal proceedings with respect to our business; (7) the impact of exchange rate fluctuations; and (8) our ability to obtain additional financing. For a more complete list of factors that may cause results to differ materially from our expectations, please refer to the Risk Factors section of our Annual Report for 2011 filed on Form 10-K. We caution investors not to place significant reliance on the forward-looking statements contained in this Quarterly Report. These statements, like all statements in this Quarterly Report, speak only as of the date of this Quarterly Report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

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

As described elsewhere in this Quarterly Report, after a change in management during the first quarter of 2012, and as part of new management’s plan to reorganize and recapitalize this Company, we divested ourselves of the Game Link and Sureflix companies during the second quarter of 2012. Although the disposition of Game Link and Sureflix was consummated in 2012, for accounting purposes, the assets and liabilities of Game Link and Sureflix are listed as assets/liabilities “held for shareholder claims” in the consolidated balance sheets included in this Quarterly Report. Accordingly, net sales, cost of sales, selling, general and administrative expenses, etc. of the Game Link and Sureflix companies are not included in the consolidated income statement line items for the three months ended March 31, 2012.

Commencing in July 2010 and continuing through 2011, former management was engaged in a number of lawsuits with its major shareholders and certain creditors. In addition, former management was involved in a proxy contest involving both the 2010 and 2011 annual meetings of shareholders (the 2011 annual meeting was eventually held in January 2012). The various lawsuits and shareholder proceedings negatively affected the Company’s operations and financial condition in 2011 and 2012.

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

Over time, we expect net sales from DVDs and magazines to continue to decline as a percentage of net sales in relation to total net sales from the Internet, broadcasting and wireless. We expect net sales from Internet and direct-to-consumer digital sales to be the principal area of growth during the coming years.

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

IPTV and satellite and cable broadcasting revenues are recognized upon delivery when the following conditions have been met (i) license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale (ii) the arrangement fee is fixed or determinable and (iii) collection of the arrangement fee is reasonably assured. Such revenues may be generated by either a fixed license fee or as an agreed percentage of sales, based on sales reported each month by the Company’s IPTV, cable and satellite affiliates. The affiliates do not report actual monthly sales for each of their systems to the Company until several months after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

DVDs and magazines (physical products) are sold both to wholesalers, on firm sale basis, and via national newsstand distributors, with the right to return. Our physical products are generally produced in multiple languages and the principal market is in Europe. Revenues from the sale of physical products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of physical products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of physical products under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned product. Distributors with the right to return are primarily national newsstand distributors. Most of our products are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of several months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals operating in each country. The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary up to 80%. Percentages are reviewed on an on-going basis. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company historically has collected the returns from newsstands, repackaged them, and them made them available for sale again. The Company operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned in order to be sold via an additional scheduled re-distribution. Magazine returns not re-distributed as per above are sold on a firm sale basis to wholesalers as back issues at a lower price than new issues. The Company has historically sold all returned copies at an average price higher than, or equal, to cost.

Revenues from mobile content (wireless) sales are recognized based on sales reported each month by mobile operators via aggregators. The aggregators do not report actual monthly sales for each of their operators to the Company for several months after the month of service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

Management reviews the allowance for doubtful accounts on at least a quarterly basis and adjusts the balance based on their estimate of the collectability of specific accounts as well as a reserve for a portion of other accounts which have been outstanding for more than six months. This estimate is based on historical losses and information about specific customers. After collection attempts have failed, the Company writes off the specific account.

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

During the year ended December 31, 2011, the Company had impairment charges of EUR 12,279,000 as a result of the divestiture of Game Link and Sureflix. During the second quarter of 2012 the Company divested itself of Game Link and Sureflix in consideration for certain releases, but not for any cash or similar consideration. Accordingly the remaining related goodwill associated with Game Link and Sureflix was provided against in full as at December 31, 2011. Since the Game Link and Sureflix write-off was recorded in 2011, no impairment charges were recognized with respect to those companies and in the three months ended March 31, 2012.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value. In 2011 the Company had impairment charges of EUR 1,089,000 related to the divestment of Game Link and Sureflix.

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

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net sales. Net sales for the three months ended March 31, 2012 (“the fiscal 2012 quarter”) decreased by EUR 553,000, or by 25%, compared to net sales for the three months ended March 31, 2011 (“the fiscal 2011 quarter”). Net sales decreased as a result of decreased sales from each of our four principal revenue sources (broadcast, mobile/wireless, DVD/magazines, and Internet/e-commerce). The decrease in net sales was attributable to both (i) the disruption in the Company’s operations as prior management was involuntarily replaced, and (ii) trends in the adult entertainment industry. During the fiscal 2012 quarter, the Company’s shareholders voted to remove and replace most of the prior directors on the Board of Directors, the former Chief Executive Officer was terminated, and the Company appointed a new executive management team. This involuntary transition of management resulted in significant disruption to our operations, which affected our net sales and our relations with some of our customers. During the first quarter of 2012, and continuing through the rest of 2012, new management had to spend a significant amount of time to settle various lawsuits initiated under prior management, to settle creditor disputes, to implement now operating procedures, and to re-establish its historic operations and its relationships with some of its customers. The disruption caused by the management change affected our marketing efforts, our production of new video and print content, and otherwise generally negatively affected operations in the fiscal 2012 quarter and in subsequent quarters. In addition, net sales were negatively affected by trends in the adult entertainment industry in general (such as the proliferation of free adult content provided over the Internet), which reduced our Internet sales, and contributed to the continuing decline of DVD and magazine sales.

During the fiscal 2012 quarter, Internet sales remained broadly unchanged. Broadcasting sales in the fiscal 2012 quarter decreased by EUR 185,000 (22%) compared to the fiscal 2011 quarter primarily because of fewer newly released titles. Wireless sales decreased by EUR 59,000 (19%) due principally to the decline in on-portal sales. DVD and magazine sales decreased by EUR 300,000 primarily because a temporary interruption in the production of magazines that resulted from supplier-related problems during the first quarter. These problems were rectified during the second quarter of 2012. Additionally, weak DVD and magazine sales resulted from an industry-wide softness in DVD and magazine sales as consumer viewed more of their content over the Internet (including the free content sites).

Cost of Sales. Our cost of sales consisted primarily of the cost of operating our Internet, broadcasting and wireless businesses, the cost of printing, processing and duplication, and the amortization of our library and websites. Cost of sales decreased by EUR 216,000 in the fiscal 2012 quarter due to the decrease in net sales. However, our cost of sales as a percentage of net sales for the three months ended March 31, 2012 increased from 67% for the three months ended March 31, 2011 to 72%, despite a decrease in the amortization of our library and websites in the fiscal 2012 quarter. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The main reasons for the increase in our cost of sales as a percentage of net sales resulted from a change in our content acquisition strategy during the fourth quarter of 2011 which continued into the fourth quarter of 2012 where the Company entered into a revenue share license agreement for some of its new content. For this content, the costs of distribution and the percentage of revenue share (license fee) are expensed as cost of sales.

Gross Profit. In the three months ended March 31, 2012, our gross profit decreased by EUR 337,000 compared to our gross profit for the three months ended March 31, 2011. The decrease in gross profits reflected both the decrease in net sales and the decrease in gross margins.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended March 31, 2012 decreased by EUR 421,000 compared to the fiscal 2011 quarter. The decrease was primarily the result of new management’s initiatives to implement cost savings measures, including reduced salary expenses as a result of the change of senior management and a reduction in the overall number of employees. As a percentage of net sales, selling, general and administrative expenses remained substantially unchanged at 75% of net sales in the fiscal 2011 quarter, compared to 74% in the fiscal 2012 quarter.

Operating profit/loss. We reported an operating loss of EUR 935,000 for the three months ended March 31, 2011 compared to an operating loss of EUR 851,000 for the three months ended March 31, 2012. Our operating loss for the three month period ended March 31, 2012 was less than the loss in the prior year’s period due to the significant reduction in selling, general and administrative expenses.

Interest expense. Interest expense represented interest on the institutional line of credit and bank borrowings. Interest expense in the fiscal 2012 quarter decreased by EUR 34,000 compared to the fiscal 2011 quarter due to a reduction of the accrual on the Consipio promissory note which note was repaid on December 28, 2012.

Net Income/loss. We reported a net loss of EUR 1,014,000 for the three months ended March 31, 2011, compared to a net loss of EUR 921,000 for the three months ended March 31, 2012. Our net loss decreased in the fiscal 2012 quarter despite lower net sales due to the significant reduction in selling, general and administrative expenses.

Liquidity and Capital Resources

We reported a working capital deficit of EUR 11.2 million at March 31, 2012, compared to a working capital deficit of EUR 11.4 million as of December 31, 2011. However, over EUR 8 million of the current liabilities outstanding at both March 31, 2012 and December 31, 2011 represented liabilities owed to creditors who sued prior management and this Company and who in January 2012 voted to replace most of the Company’s directors. As further discussed below, subsequent to March 31, 2012, the Company reached an agreement with these creditors, pursuant to which the creditors agreed to convert over EUR 8 million of current liabilities into equity (both common stock and 6% Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”)).

Operating Activities

For the fiscal 2012 quarter, the Company had net cash used in operating activities of only EUR 4,000 despite its net loss of EUR 921,000. The principal reason for the small net outflow of cash from operations was the adjustments made to reconcile non-cash expenses reflected in the Company’s net loss. The principal non-cash expenses consisted of amortization of photographs and videos (EUR 761,000), amortization of web pages (EUR 114,000), and depreciation (EUR 96,000).

Investing Activities

The Company used EUR 301,000 of net cash in investing activities during the three months ended March 31, 2012. The investing activities were principally capital expenditures of EUR 87,000 and investment in library of photographs and videos of EUR 215,000.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2012 was EUR 92,000, reflecting the repayments on borrowings.

Liquidity

In each of the past three years we have experienced losses from operations. At March 31, 2012, we had cash and cash equivalents of EUR 115,000 and a working capital deficit of EUR 11,237,000. As a result, there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

During the fiscal quarter ended March 31, 2012 we replaced most of our directors and replaced our prior senior executive officers. Since March 31, 2012, our new has implemented a number of steps to improve our cash flow, reduce our working capital deficit, and to increase our liquidity. These steps include the following:

•

As part of a larger settlement with Consipio, in December 2012, we issued 800,000 shares of our newly created Series B Preferred Stock (at EUR 10.00 per share) to Consipio as payment in full for liabilities in excess of EUR 8,000,000. The liabilities that were repaid by means of this equity issuance included the entire outstanding balance of the promissory note, the legal fees and costs that the Nevada State Court ordered us to pay, the legal fees and costs we were required to pay Consipio because of the New York lawsuit, and amounts that we owed to third parties, which obligations were acquired by Consipio. The foregoing settlement both reduced the amount of our cash obligations and ended the litigation (which resulted in significant savings of future legal and other fees related to the litigation);

•

We settled $450,000 of attorneys’ fees and costs that the Nevada State Court order us to pay to Tisbury Services Inc. by issuing to Tisbury 3,000,000 unregistered shares of Common Stock, and a five-year, contingent warrant;

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

•

In February 2013, in order to settle some of the liabilities prior management accrued (including the foregoing legal fees), we borrowed a total of EUR 800,000 from three unaffiliated foreign lenders. The loans bear interest at a rate of 9.9% per annum and are due and payable on December 31, 2014. Interest is payable quarterly in arrears. Our obligations under the loans are secured by a lien on trademarks and certain motion pictures in our film library. These loans enabled us to repay many of prior management’s debts at a discount, thereby reducing our trade accounts payable and other short-term obligations; and

•

We have reduced our on-going selling, general and administrative expenses by reducing the amount of office space we use in our current headquarters and by closing our redundant office in Spain. In addition, we have substantially reduced the Company’s headcount. The foregoing reduction in headcount and the reduction in rental expenses are expected to save the Company an estimated EUR 741,000 annually.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2012, the Company made a number of changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, including the following: (i) Improved procedures and enforcement of procedures regarding the segregation of duties; (ii) Revised payment initiation and approval procedures; (iii) Updated cash flow reconciliation procedures; (iv) New approval procedures for ordering or purchasing; (v) More detailed procedures to identify, track, reconcile and review financial activities of various subsidiaries; and (vi) Enhanced management supervisory procedures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. there have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

31.1	Certifications pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: June 26, 2013	/s/ Charles Prast
Charles Prast, Chief Executive Officer and Interim Chief Financial Officer