Form 10-Q
period 2012-09-30
PRIVATE MEDIA GROUP INC
filed 2013-06-28
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding at June 26, 2013
Common Stock, par value $.001	27,806,211

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30, (Unaudited)
	2011	2012	2012
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	179	164	210
Trade accounts receivable - net	2,293	2,121	2,715
Inventories (Note 2)	761	559	716
Deferred income tax asset	455	455	582
Prepaid expenses and other current assets	134	175	224
Current assets held for shareholder claims	427	—	—

TOTAL CURRENT ASSETS	4,249	3,474	4,447

Library of photographs and videos	4,879	3,264	4,178
Property, plant and equipment	1,519	1,115	1,427
Other assets	403	362	463
Non-current assets held for shareholder claims	488	—	—

TOTAL ASSETS	11,538	8,215	10,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	2,388	2,709	3,213
Current portion of long-term borrowings	258	330	422
Accounts payable trade	4,151	4,116	5,268
Income taxes payable	759	758	970
Deferred income taxes	150	150	192
Accrued other liabilities	7,435	6,550	8,384
Current liabilities held for shareholder claims	546	—	—

TOTAL CURRENT LIABILITIES	15,687	14,613	18,449

Contingent consideration payable	330	—	—
Long-term borrowings	1,792	1,539	2,225

TOTAL LIABILITIES	17,809	16,152	20,674

SHAREHOLDERS’ EQUITY

$4.00 Series A Convertible Preferred Stock 10,000,000 shares authorized, none issued and outstanding at December 31, 2011 and September 31, 2012, respectively	—	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized 21,805,825 and 24,259,869 issued and outstanding at December 31, 2011 and September 30, 2012, respectively	869	871	1,115
Additional paid-in capital	30,468	30,796	39,419
Retained earnings	(32,095)	(34,013)	(43,537)
Accumulated other comprehensive income	(5,513)	(5,591)	(7,156)

TOTAL SHAREHOLDERS’ EQUITY	(6,271)	(7,937)	(10,159)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	11,538	8,215	10,515

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three-months ended September 30, (unaudited)		Nine-months ended September 30, (unaudited)
	2011	2012	2011	2012	2012
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	2,022	1,547	6,242	5,004	6,405
Cost of sales	1,618	1,365	4,521	4,002	5,123

Gross profit	404	182	1,721	1,002	1,282
Selling, general and administrative expenses	1,592	1,161	4,860	2,702	3,459

Operating income (loss)	(1,188)	(979)	(3,139)	(1,700)	(2,177)
Interest expense	70	76	243	216	276
Interest income	—	—	2	—	—

Income (loss) before income taxes	(1,258)	(1,055)	(3,380)	(1,916)	(2,453)
Income tax (benefit)	—	—	—	2	3

Loss from continuing operations	(1,258)	(1,055)	(3,380)	(1,918)	(2,456)
Profit (loss) from discontinued operations	(10)	—	(10)	—	—

Net income (loss)	(1,268)	(1,055)	(3,390)	(1,918)	(2,456)

Other comprehensive income (loss):
Foreign currency translation adjustments	(484)	465	51	(78)	100

Comprehensive income (loss)	(1,752)	(590)	(3,339)	(1,996)	(2,556)

Net income (loss) per share from continuing operations:
Basic	(0.06)	(0.04)	(0.15)	(0.08)	(0.10)

Diluted	(0.06)	(0.06)	(0.15)	(0.10)	(0.13)

Net income (loss) per share:
Basic	(0.06)	(0.04)	(0.15)	(0.08)	(0.10)

Diluted	(0.06)	(0.06)	(0.15)	(0.10)	(0.13)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, (unaudited)
	2011	2012	2012
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(3,390)	(1,918)	(2,456)
Adjustment to reconcile net income (loss) to net cash flows provided by operating activities:
Provisions for doubtful debts	397	74	95
Loss on disposal of property, plant and equipment	—	28	36
Amortization of other intangible assets	76	37	47
Amortization of web pages	1,391	361	462
Amortization of photographs and video	3,215	2,079	2,661
Depreciation	422	283	362
Changes in operating assets and liabilities:
Trade accounts receivable	598	98	125
Inventories	377	202	259
Prepaid expenses and other current assets	137	(41)	(51)
Trade accounts payable	(1,487)	(35)	(45)
Income taxes payable	(102)	(1)	(1)
Accrued other liabilities	162	(515)	(659)

Net cash flow from operating activities	1,796	652	835
Cash flows from investing activities:
Investment in library of photographs and videos	(807)	(464)	(594)
Other capital expenditure	(660)	(268)	(343)
Investment in other assets	56	4	5

Net cash flow from investing activities	(1,411)	(728)	(932)

Cash flows from financing activities:
Short-term borrowings – additions	109	375	480
Short-term borrowings – repayments	(401)	(182)	(233)
Long-term borrowings – additions	460	199	255
Long-term borrowings – repayments	(656)	(253)	(324)

Net cash flow from financing activities	(488)	139	178
Foreign currency translation adjustments	51	(78)	(100)

Net increase (decrease) in cash and cash equivalents	(52)	(15)	(19)
Cash and cash equivalents at beginning of the period	370	179	229

Cash and cash equivalents at end of the period	318	164	210

Cash paid for interest	156	156	197
Cash paid for taxes	102	102	129

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Addi- tional paid-in	Retained	Accum- ulated other compre- hensive	Total share- holders’
	Shares	Amounts	capital	earnings	income	equity
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2011	20,815,825	869	30,468	(2,771)	(4,824)	23,742
Conversion of exchangeable shares	990,000	—	—	—	—	—
Translation adjustment	—	—	—	—	(689)	(689)
Net loss	—	—	—	(29,324)	—	(29,324)

Balance at December 31, 2011	21,805,825	869	30,468	(32,095)	(5,513)	(6,271)
Shares issued for settlement of shareholder claims	2,454,044	2	328	—	—	330
Translation adjustment	—	—	—	—	(78)	(78)
Net loss	—	—	—	(1,918)	—	(1,918)

Balance at September 30, 2012	24,259,869	871	30,796	(34,013)	(5,591)	(7,937)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of September 30, 2012 and for the nine months then ended have been translated from the euro (“EUR”) into United States dollars (“USD”) at the rate of EUR 0.79 per USD 1.00 the interbank exchange rate on September 30, 2012. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

In each of the past three years the Company has experienced losses from operations. At September 30, 2012, the Company had cash and cash equivalents of EUR 164,000 and a working capital deficit of EUR 11,139,000. As a result of the Company’s operating losses and financial condition, there is substantial doubt as to its ability to continue as a going concern. The Company’s ability to continue as a going concern is based on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis and ultimately to attain profitable operations. The Company expects future growth, reductions in costs and expenses and a return to profitability provided it is successful in achieving the following objectives:

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

During the second quarter of 2012, the Company entered into and consummated settlement agreements and releases with the former shareholders of two of its operating units: (i) Game Link LLC and its affiliate, eLine, LLC

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(collectively “Game Link”); and (ii) Entruphema Inc. and its affiliate Sureflix Digital Distribution Inc., (collectively “Sureflix”) whereby the Company transferred back to the former shareholders all of the outstanding capital stock of the respective companies. For the year ended December 31, 2011, the assets and liabilities of Game Link and Sureflix are classified as assets and liabilities held for shareholder claims. The operating results relating to Game Link and Sureflix were provided for in full and disclosed separately on the consolidated statements of income (loss) as operations held for settlement of claims for the year ended December 31, 2011. The operating results from the three months and nine months ended September 30, 2011 have been restated to reflect the operations of Game Link and Sureflix as discontinued operations.

2.	Inventories

Inventories consist of the following:

	December 31,	September 30,
	2011	2012
	EUR	EUR
	(in thousands)
Magazines for sale and resale	164	58
DVDs	597	501

	761	559

3.	Fair value measurements

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The Company did not have any assets that required evaluation for fair value measurement on a non-recurring basis for the three months and nine months ended September 30, 2012. The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2011:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

During the six months ended June 30, 2012, the Company issued shares to the former owners of two North American wholly-owned subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As a result of the issuance of these shares, the value of the contingent consideration does not require judgment as at December 31, 2011 or September 30, 2012 and, as a result there are no liabilities to be measured at fair value on a recurring basis for the year ended December 31, 2011 or September 30, 2012.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Contingent Consideration Payable
EUR
(in thousands)
Balance at January 1, 2011	514
Change in fair value recorded in earnings	(184)

Balance at December 31, 2011	330

Final settlement of contingent consideration	(330)

Balance at September 30, 2012	nil

4.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
	2011	2012	2011	2012
Numerator continuing operations: (EUR in thousands)
Net income (loss) from continuing operations	(1,258)	(1,055)	(3,380)	(1,918)

Numerator net income (loss): (EUR in thousands)
Net income (loss)	(1,268)	(1,055)	(3,390)	(1,918)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	22,005,824	24,259,869	22,005,824	24,259,869
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	—	—	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	—	—	—	—

Earnings (loss) per share from continuing operations, in EUR
Basic	(0.06)	(0.04)	(0.15)	(0.08)

Diluted	(0.06)	(0.06)	(0.15)	(0.10)

Earnings (loss) per share (in EUR)
Basic	(0.06)	(0.04)	(0.15)	(0.08)

Diluted	(0.16)	(0.06)	(0.15)	(0.10)

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

For the three and nine months ended September 30, 2011, basic earnings per share include exchangeable shares equivalent to 200,000 shares of common stock outstanding in the period.

5.	Stock-based compensation

In 2009, the Company implemented a new Equity Incentive Plan (the “2009 EIP”) to replace the Employee Stock Option Plan (“the 1999 Plan”) which expired on March 31, 2009. The compensation cost for stock based compensation charged against income for each of the three-month periods ended September 30, 2011 and September 30, 2012 was nil.

The 1999 Plan

The 1999 Plan, which was in effect until its expiration on March 1, 2009, allowed the Company to grant options to purchase common stock to designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers of the Company. The 1999 Plan authorized the Company to grant stock options exercisable for up to an aggregate of 2,400,000 shares of common stock. No additional stock options may be granted under the 1999 Plan, following its expiration, on March 1, 2009. At September 30, 2012, options for 4,334 shares were still outstanding under the 1999 Plan.

The 2009 EIP

The 2009 EIP became effective on December 16, 2009. It allows the Company to grant incentive stock options, non-statutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards. The Company is authorized to issue up to 2,066,667 shares of its common stock pursuant to Awards granted. Shares pursuant to Awards that have expired or are forfeited will be returned to the 2009 EIP. At September 30, 2012, Awards for 2,065,667 shares were available for future grant under the 2009 EIP and Awards for 1,000 shares had been granted and were outstanding.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

A summary of stock option activity for the nine month period ended September 30, 2012 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2012	5,334	3.28
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding September 30, 2012	5,334	3.28	1.0	—

Exercisable September 30, 2012	5,334	3.28	1.0	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and d) dividend yield is zero based on the Company’s current dividend policy. During the nine month periods ended September 30, 2011 and 2012 no grants were made.

As of September 30, 2012, there was no unrecognized compensation cost related to nonvested option granted under the 2009 EIP. The total fair value of all options vested and outstanding at September 30, 2011 and 2012 was USD 22,000 and USD 1,000, respectively.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 367,000 were accrued as of September 30, 2012, of which nil was recognized as interest expense during the three month period then ended.

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 30, 2012.

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

As described elsewhere in this Quarterly Report, after a change in management during the first quarter of 2012, and as part of new management’s plan to reorganize and recapitalize this Company, we divested ourselves of the Game Link and Sureflix companies during the fiscal quarter ended June 30, 2012. Although the disposition of Game Link and Sureflix was consummated in 2012, for accounting purposes, the assets and liabilities of Game Link and Sureflix are listed as assets/liabilities “held for shareholder claims” in the consolidated balance sheets included in this Quarterly Report. Accordingly, net sales, cost of sales, selling, general and administrative expenses, etc. of the Game Link and Sureflix companies are not included in the consolidated income statement line items for the three and nine month periods ended September 30, 2012.

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

During the year ended December 31, 2011, the Company had impairment charges of EUR 12,279,000 as a result of the divestiture of Game Link and Sureflix. During the second quarter of 2012 the Company divested itself of Game Link and Sureflix in consideration for certain releases, but not for any cash or similar consideration. Accordingly the remaining related goodwill associated with Game Link and Sureflix was provided against in full as at December 31, 2011. Since the Game Link and Sureflix write-off was recorded in 2011, no impairment charges were recognized with respect to those companies and in the three and nine month periods ended September 30, 2012.

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

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Net sales. Net sales for the three months ended September 30, 2012 (“the fiscal 2012 quarter”) decreased by EUR 475,000, or by 23%, compared to net sales for the three months ended September 30, 2011 (“the fiscal 2011 quarter”). Net sales decreased as a result of decreased sales from each of our four principal revenue sources

(broadcast, mobile/wireless, DVD/magazines, and Internet/e-commerce). The decrease in net sales was attributable to both (i) the disruption in the Company’s operations as prior management was involuntarily replaced, and (ii) trends in the adult entertainment industry. During the first quarter of 2012, the Company’s shareholders voted to remove and replace most of the prior directors on the Board of Directors, the former Chief Executive Officer was terminated, and the Company appointed a new executive management team. This involuntary transition of management resulted in significant disruption to our operations, which affected our net sales and our relations with some of our customers. Continuing through the rest of 2012, new management had to spend a significant amount of time to settle various lawsuits and other legal proceedings initiated under prior management, to settle creditor and shareholder disputes (including the pending and threatened actions involving Game Link and Sureflix), to implement new operating procedures, and to re-establish this company’s historic operations and its relationships with some of its customers. The disruption caused by the management change affected our marketing efforts, our production of new video and print content, and otherwise generally negatively affected operations in the fiscal 2012 quarter and in subsequent quarters. In addition, net sales were negatively affected by trends in the adult entertainment industry in general (such as the proliferation of free adult content provided over the Internet), which reduced our Internet sales, and contributed to the continuing decline of DVD and magazine sales.

Cost of Sales. Our cost of sales consisted primarily of the cost of operating our Internet, broadcasting and wireless businesses, the cost of printing, processing and duplication, and the amortization of our library and websites. Cost of sales decreased by EUR 253,000 in the fiscal 2012 quarter due to the decrease in net sales. However, our cost of sales as a percentage of net sales for the three months ended September 30, 2012 increased from 80% for the three months ended September 30, 2011 to 88%, despite a decrease in the amortization of our library and websites in the fiscal 2012 quarter. Amortization of library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years. The main reasons for the increase in our cost of sales as a percentage of net sales resulted from a change in our content acquisition strategy during the fourth quarter of 2011 which continued into the fourth quarter of 2012 where the Company entered into a revenue share license agreement for some of its new content. For this content, the costs of distribution and the percentage of revenue share (license fee) are expensed as cost of sales, thereby increasing cost of sales.

Gross Profit. In the three months ended September 30, 2012, our gross profit decreased by EUR 222,000 compared to our gross profit for the three months ended September 30, 2011. The decrease in gross profits reflected both the decrease in net sales and the decrease in gross margins.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended September 30, 2012 decreased by EUR 431,000 (from EUR 1,592,000 to EUR 1,161,000) from the fiscal 2011 quarter primarily because of new management’s cost savings initiatives which included reduced salary expenses both from the change of senior management and a reduction in the overall number of employees. Selling, general and administrative expenses were in line with the expenses for the first quarter of 2012.

Operating income/loss. We reported an operating loss of EUR 979,000 for the fiscal 2012 quarter, compared to an operating loss of EUR 1,188,000 for the three months ended September 30, 2011. Our operating loss for the three month period ended September 30, 2012 decreased compared to the loss in the prior year’s period due to the reductions in our actual selling, general and administrative expenses offset by the decrease in gross margins.

Interest expense. Interest expense represented interest on our institutional line of credit and bank borrowings. Interest expense in the fiscal 2012 quarter remained relatively unchanged compared to the fiscal 2011 quarter.

Net Income/loss. We reported a net loss of EUR 1,258,000 for the three months ended September 30, 2011, compared to a net loss of EUR 1,055,000 for the three months ended September 30, 2012. We had a comprehensive net loss in the fiscal 2012 quarter of EUR 590,000, compared to a comprehensive net loss of EUR 1,752,000 in the same period in 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Net sales. Net sales for the nine months ended September 30, 2012 (“the fiscal 2012 period”) decreased by EUR 1,238,000, or by 20%, compared to net sales for the nine months ended September 30, 2011 (“the fiscal 2011 period”). Net sales decreased as a result of decreased sales from each of our four principal revenue sources (broadcast, mobile/wireless, DVD/magazines, and Internet/e-commerce). As described above with respect to the fiscal quarter ended September 30, 2012, the decrease in net sales in the 2012 nine month period was attributable to both (i) the disruption in the Company’s operations as prior management was involuntarily replaced, (ii) the amount of time new management spent resolving various lawsuits, creditor issues, and legal proceedings that arose under prior management, and (iii) trends in the adult entertainment industry.

During the fiscal 2012 period as compared to the fiscal 2011 nine month period, Internet sales remained broadly unchanged. Broadcasting sales in the fiscal 2012 period decreased compared to the fiscal 2011 period primarily because of fewer newly released titles. Wireless sales decreased due principally to the decline in on-portal sales. DVD and magazine sales decreased by primarily because a temporary interruption in the production of magazines that resulted from supplier-related problems during the first quarter. These problems were rectified during the second quarter of 2012. Additionally, weak DVD and magazine sales resulted from an industry-wide softness in DVD and magazine sales as consumer viewed more of their content over the Internet (including the free content sites).

Cost of Sales. Our cost of sales consisted primarily of the cost of operating our Internet, broadcasting and wireless businesses, the cost of printing, processing and duplication, and the amortization of our library and websites. Cost of sales decreased by EUR 519,000 in the fiscal 2012 period due to the decrease in net sales. However, our cost of sales as a percentage of net sales for the nine months ended September 30, 2012 increased from 72% for the nine months ended September 30, 2011 to 80%. The main reasons for the increase in our cost of sales as a percentage of net sales resulted from a change in our content acquisition strategy during the fourth quarter of 2011 which continued into the fourth quarter of 2012 where the Company entered into a revenue share license agreement for some of its new content. For this content, the costs of distribution and the percentage of revenue share (license fee) are expensed as cost of sales, thereby increasing cost of sales.

Gross Profit. In the nine months ended September 30, 2012, our gross profit decreased by EUR 719,000 compared to our gross profit for the nine months ended September 30, 2011. The decrease in gross profits reflected both the decrease in net sales and the decrease in gross margins.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended September 30, 2012 decreased by EUR 2,158,000 (from EUR 4,860,000 to EUR 2,702,000) for the fiscal 2011 period principally as a result of significant fluctuations in foreign currency rates during the June 30, 2012 fiscal quarter and as a result of the commencement of new management’s initiatives to implement cost savings measures. Because of the foreign currency translation adjustments made in the second quarter of 2012, our selling, general and administrative expenses for the nine months ended September 30, 2012 do not reflect our actual, and anticipated, on-going selling, general and administrative expenses and, likewise, should not be compared to such expenses for the fiscal months ended September 30, 2011. Excluding the foregoing currency exchange adjustments, the actual amount of selling, general and administrative expenses we incurred during the nine months ended September 30, 2012 is estimated to be approximately EUR 3,900,000.

Operating income/loss. We reported an operating loss of EUR 3,139,000 for the nine months ended September 30, 2011 compared to an operating loss of EUR 1,700,000 for the nine months ended September 30, 2012. However, if not for the currency translation adjustments that materially reduced our reported selling, general and administrative expenses as described above, we would have incurred a larger operating loss. We estimate that, excluding the currency translation adjustment, our operating loss would have been slightly less than the operating loss incurred in the fiscal 2011 period. Our estimated actual operating loss for the nine month period ended September 30, 2012 (excluding the effects of the currency translation adjustments) decreased compared to the loss in the prior year’s nine month period due to the reductions in selling, general and administrative expenses.

Interest expense. Interest expense in the fiscal 2012 nine-month period decreased by EUR 27,000 compared to the fiscal 2011 period due to a reduction of the accrual on the Consipio promissory note which note was repaid on December 28, 2012.

Net Income/loss. We reported a net loss of EUR 3,380,000 for the nine months ended September 30, 2011, compared to net loss of EUR 1,916,000 for the nine months ended September 30, 2012. However, the net loss for the nine-month period ended September 30, 2012 understates our actual net loss because of the foreign currency translation adjustment that materially reduced the amount of selling, general and administrative expenses we recorded in 2012.

Liquidity and Capital Resources

We reported a working capital deficit of EUR 11.1 million at September 30, 2012, compared to a working capital deficit of EUR 11.4 million as of December 31, 2011. However, over EUR 8 million of the current liabilities outstanding at both September 30, 2012 and December 31, 2011 represented liabilities owed to creditors who sued prior management and this Company and who in January 2012 voted to replace most of the Company’s directors. As further discussed below, subsequent to September 30, 2012, the Company reached an agreement with these creditors, pursuant to which the creditors agreed to convert over EUR 8 million of current liabilities into equity (both common stock and 6% Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”)).

Operating Activities

For the nine months ended September 30, 2012 the Company had net cash provided by operating activities of EUR 652,000 despite its net loss of EUR 1,918,000. The principal reason for the positive net cash flow from operations was the adjustments made to reconcile non-cash expenses reflected in the Company’s net loss. The principal non-cash expenses consisted of amortization of photographs and videos (EUR 2,079,000), amortization of web pages (EUR 361,000), and depreciation (EUR 283,000).

Investing Activities

The Company used EUR 728,000 of net cash in investing activities during the nine months ended September 30, 2012. The investing activities were principally capital expenditures of EUR 268,000 and investment in library of photographs and videos of EUR 464,000. We anticipate that investments in our library of videos and photographs will increase in the future as we return to a normal content production schedule as part of our new management’s business plan.

Financing Activities

Net cash flow from financing activities for the nine-month period ended September 30, 2012 was EUR 139,000, as the amount of our long- and short-term borrowings exceeded the repayments of borrowings.

Liquidity

In each of the past three years we have experienced net losses from operations. At September 30, 2012, we had cash and cash equivalents of EUR 164,000 and a working capital deficit of EUR 11,139,000. As a result, there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Although our operations currently generate positive cash flow, the amount of cash we generate is not sufficient to repay the amount of short-term borrowings, accounts payable, and other short-term obligations. As a result, management has sought to restructure certain borrowings, raise additional debt or equity financing (which funding would be used in large part to repay outstanding liabilities), and repay outstanding indebtedness through the issuance of equity. As discussed below, the new management of this Company has achieved several of the foregoing goals and has managed to substantially reduce the amount of the Company’s outstanding liabilities.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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