Form 10-K
period 2012-12-31
PRIVATE MEDIA GROUP INC
filed 2013-06-28
CIK 1068084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

At June 30, 2012, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $4,366,776. The aggregate market value has been computed by reference to the last sales price of the common stock on June 30, 2012.

On June 26, 2013 the registrant had 27,806,211 shares of Common Stock outstanding.

i

ii

EXPLANATORY NOTE

As explained in greater detail in this Annual Report on Form 10-K, the former principal executive officers of Private Media Group, Inc. were relieved of their duties in December 2011, and most of the former members of the Board of Directors were removed by the shareholders at the annual meeting of the shareholders held in January 2012. Upon assuming control, the new officers and directors discovered that many of Private Media Group, Inc.’s important financial and corporate records, including those necessary to complete the 2011 audited financial statements, were in disarray and/or missing. As a result of the change in management and the condition of the financial and corporate records, Private Media Group, Inc. and its auditors were unable to complete the audited financial statements for the year ended December 31, 2011 until May 2013 which lead to a delay in the audited financial statements for the year ended December 31, 2012 until June 2013. As required by the rules and regulations of the Securities and Exchange Commission, this Annual Report contains the financial statements and other required information for the fiscal year ended December 31, 2012. However, this Annual Report also describes both (i) events that have occurred since December 31, 2012 and (ii) the current state of the business and operations of Private Media Group, Inc.

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

Recent Events – Changes in Management; Current Restructuring; Issuance of 6% Series B Convertible Preferred Stock and Change of Control.

Operations Under Prior Management. Private Media was founded in 1965 by Berth H. Milton Sr. and achieved initial success through our flagship publication, Private, the world’s first full color, hard-core sex publication. In 1998 Private Media acquired a U.S. public company and, thereby, became a public company. Since 1998, Berth H. Milton Jr., Berth H. Milton Sr.’s son (all further references to “Milton” refer to Berth H. Milton Jr.) was beneficially the principal shareholder of Private Media and, during most of those years, served as the Company’s Chief Executive Officer and Chairman. Since 1998 the Company engaged in a number of transactions with Mr. Milton, including the purchase of its European headquarters from one of his affiliated companies in 2002. In addition, during this period the Company made numerous “short-term loans” to Mr. Milton’s off-shore companies. These loans were unsecured, had no maturity date and no repayment terms. The outstanding balance of these loans grew from EUR 1 million in 2001 to over EUR 4.2 million in 2004, to EUR 5.9 million at December 31, 2005, EUR 6.4 million at December 31, 2006, EUR 6.7 million at December 31, 2007, EUR 7.6 million at December 31, 2011 and EUR 7.7 million at December 31, 2012 (the “Slingsby Loans”). Mr. Milton has not repaid the Slingsby Loans, and, because of the uncertainty as to Private Media’s ability to collect these loans, in 2010 the Company fully reserved (wrote off) the entire amount of the Slingsby Loans on its financial statements.

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

All intercompany allocations, receivables and payables between Sureflix, on one hand, and the Company, on the other hand, were netted, and we are obligated to re-pay Sureflix the net amount ($224,969) by the end of 2012. The foregoing amount has not been fully repaid, and, as of June 26, 2013, we will owe Sureflix approximately $74,000. See, “Item 13. Certain Relationships And Related Transactions, And Director Independence—Transaction Between the Company and Eric Johnson, a Director, and Mr. Johnson’s Affiliate,” below.

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

F. As part of our efforts to streamline our operations and reduce overhead expenses, new management has, to date, reduced the Company’s headcount from 45, not including 48 employees of Game Link and Sureflix, in 2011 to 38 employees as of June 26, 2013, and significantly reduced the amount of space we rent. The reduction in headcount, management costs and rental expenses is expected to save this Company an estimated EUR 741,000 annually. We are also working on closing and consolidating various subsidiaries in order to simplify our financial reporting procedures and to eliminate the corporate costs of maintaining so many subsidiaries (we had 20 subsidiaries as of December 31, 2011 and as of June 26, 2013 we had 12 subsidiaries which number is expected to be further reduced).

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

Our business was founded in 1965 and achieved initial success through our then flagship print publication, Private, the first full color, hard-core sex publication in the world. As of December 31, 2012, we had compiled a digital archive of more than two million photographs and had more than 500 issues of print publications. Approximately 20,000 copies of our print publications are distributed each month and include a DVD.

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

Established market position and distribution network

We have access to a well-established worldwide distribution network which has been built up over the past 45 years, including over 100,000 physical points of sale in over 40 countries as of December 31, 2012. Some of our distribution relationships are exclusive distribution arrangements, which improve our market position and enhance our distribution capabilities. This broad distribution network provides an effective channel to introduce new products and services and new formats for existing products and services. In digital media categories, we have entered into strategic alliances with a number of leading international service providers.

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

Content Segment (Wireless – Mobile Entertainment)

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

Transactional TV Segment

Our transactional television segment was our largest segment in fiscal year 2012. This segment of our operations generates revenues primarily through the distribution of adult programming on video-on-demand (VOD) platforms. VOD distribution primarily occurs through cable operators or IPVT providers. VOD presents viewers with layered menus that allow viewers to interactively select a motion picture/video and then view it either immediately or at a later time. We believe consumers prefer VOD services relative to our pay-per-view (PPV) offerings because of the variety of content available through VOD platforms, and because of the flexibility VOD services provide in viewing times.

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

Our transactional television segment was our largest segment in fiscal year 2012. This segment of our operations generates revenues primarily through the distribution of adult programming on video-on-demand (VOD) platforms. VOD distribution primarily occurs through cable operators or IPVT providers. VOD presents viewers with layered menus that allow viewers to interactively select a motion picture/video and then view it either immediately or at a later time. We believe consumers prefer VOD services relative to our pay-per-view (PPV) offerings because of the variety of content available through VOD platforms, and because of the flexibility VOD services provide in viewing times.

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

WIRELESS – MOBILE CONTENT

We generate revenues from on-portal and off-portal mobile content. The market currently consists of wallpapers, screensavers, video clips and video streaming.

PHYSICAL MEDIA SEGMENT (MAGAZINE PUBLICATIONS/DVDs)

Magazines. Our publishing operations include the publication of Private magazine. This magazine is distributed primarily in Europe. Our magazines feature pictures of men and women engaged in erotic and sexually explicit situations and are packaged together with one or more DVDs and distributed bi-monthly (six issues per year).

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

EMPLOYEES

As of December 31, 2012 and June 26, 2013, we employed a total of 38 employees. All of our employees are employed at our headquarters in Barcelona, Spain.

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

Risks Associated With Our Business and Operations.

As a result of operating losses, the opinion of our independent registered public accounting firm expresses substantial doubt, about our ability to continue as a going concern. In each of the past three years we have experienced substantial net losses (net losses of EUR 4,335,000 in 2010, EUR 29,324,000 in 2011 and EUR 2,308,000 in 2012). At December 31, 2012, we had cash and cash equivalents of EUR 174,000 and a working capital deficit of EUR 2,416,000. As a result, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and has modified its report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Since December 31, 2011, most of the directors on our former Board of Directors have been removed and replaced by new directors. In addition, in December 2011 our prior Chief Executive Officer was indefinitely suspended (he was officially terminated in March 2012) and our Chief Financial Officer was terminated on December 15, 2011. As a result, as of early in 2012 Private Media is under new management. Our new officers and directors have attempted to address the prior net losses, the large amount of outstanding indebtedness, our working capital deficit and our need for additional working capital. Among other things, since the beginning of 2012, new management has repaid EUR 8,000,000 of indebtedness in shares of the Company’s new 6% Series B Convertible Redeemable Preferred Stock, has restructured our defaulted EUR 1,000,000 bank credit facility, has raised EUR 800,000 of working capital through loans from three non-affiliated lenders, has reduced the Company’s overhead by reducing the number of employees at December 31, 2012 to 38 and closing an office (which actions are collectively expected to provide estimated savings of EUR 741,000 annually), and has settled the two lawsuits that have burdened the Company’s financial resources and distracted the Company from its operations. These actions have improved the Company’s balance sheet and have reduced the Company’s ongoing operating expenses. In addition, in order to redirect the Company’s focus back to its historic business and geographic market, in 2012 new management also divested the Company of the Game Link and Sureflix operations that former management acquired in 2009. While the divestment of the Game Link and Sureflix companies has resulted in a significant decrease in new sales and has reduced the Company’s total assets, new management believes that the distraction caused by these distant operations and by the different product offerings (for example, the Company has not historically engaged in the gay media distribution market that was the focus of Sureflix) will improve the Company’s longer term operations and net profits. No assurance can, however, be given that these and other on-going changes will improve the Company’s future operations or that the Company will not continue to incur significant losses in the future. There can be no assurance that we will ever be able to operate profitably in the future.

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

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. We are authorized to issue 110,000,000 shares of our capital stock, consisting of 100,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. At June 26, 2013, approximately 27,806,211 shares of our common stock were issued and outstanding and 1,700,000 shares of our preferred stock were authorized and available for future issuance. Should we obtain additional financing, we may issue authorized and unissued shares of common stock at below current market prices or preferred stock that could dilute the earnings per share and book value of your shares of our common stock.

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

Consipio Holding BV vs. Private Media Group, Inc. and Slingsby Enterprises Limited, New York State Supreme Court, County of New York, Case No. 650462/10 (the “New York Action”)

On May 1, 2009, Consipio Holding BV filed a lawsuit against the Company in U.S. federal court asserting a claim for unspecified damages under a $4,000,000 promissory note issued in December 2001 by Private Media in favor of Commerzbank AG (the “Commerzbank Note”), which was guaranteed by Slingsby Enterprises Limited (“Slingsby”), an affiliate of Mr. Milton, the Company’s former Chairman and Chief Executive Officer. The guaranty was secured by a pledge of 1,650,000 shares of the Company’s common stock, and Slingsby’s agreement to pledge an additional 3,950,000 shares upon the occurrence of an event of default. The lawsuit also included a claim against Slingsby to enforce its guaranty of the Note. On March 26, 2010, the U.S. federal court dismissed the lawsuit for lack of jurisdiction. However, in May 2010, Consipio re-filed the lawsuit (titled “Consipio Holding BV v. Private Media Group, Inc., Slingsby Enterprises Limited, and Berth H. Milton, Jr.”. New York State Supreme Court, County of New York, Case No. 650462/10) (the “New York Action”) against Private Media, Slingsby and Mr. Milton in the Supreme

Court of the State of New York (the “New York Court”) in order to enforce the payment of the Commerzbank Note and the accompanying guaranty issued by Slingsby. On August 30, 2011 the New York Court issued an Order of Attachment pursuant to which New York City and state officials were ordered to execute the Order of Attachment by levy upon Private Media’s New York assets for the sum of $7,347,925.72.

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

Fiscal Year Ended December 31, 2012	High Bid	Low Bid
First Quarter	$0.30	$0.12
Second Quarter	$0.26	$0.12
Third Quarter	$0.35	$0.17
Fourth Quarter	$0.25	$0.15

Fiscal Year Ended December 31, 2011	High Bid	Low Bid
First Quarter	$1.11	$0.67
Second Quarter	$0.83	$0.51
Third Quarter	$0.74	$0.60
Fourth Quarter	$0.56	$0.17

On June 25, 2013, the last sales price reported on the OTBQB Market was $0.10. On June 26, 2013, there were 224 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Recent Issuances of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2012 that were not previously reported in a Current Report on Form 8-K.

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

As described elsewhere in this Annual Report, after a change in management and as part of new management’s plan to reorganize and recapitalize this Company, we divested ourselves of the Game Link and Sureflix companies in 2012. Although the disposition of Game Link and Sureflix was consummated in 2012, for accounting purposes, the assets and liabilities of Game Link and Sureflix are listed as assets/liabilities “held for shareholder claims” in the December 31, 2011 consolidated balance sheets included in this Annual Report, and the operating results of Game Link and Sureflix are included in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the fiscal year ended December 31, 2011 as “profit contributed by operations held for settlement of claims.” Accordingly, net sales, cost of sales, selling, general and administrative expenses, etc. of the Game Link and Sureflix companies are not included in the consolidated income statement line items for the fiscal year ended December 31, 2011. Instead, the net results of the Game Link and Sureflix companies for the fiscal year ended December 31, 2011 are listed in income statement as “profit contributed by operations held for settlement of claims,” and the results of these two former subsidiaries are shown separately in the footnotes to the financial statements. Also, for accounting purposes, none of the assets or liabilities of the Game Link and Sureflix companies are included in the December 31, 2012 consolidated balance sheets, nor are the results of operations of the Game Link and Sureflix companies included in the consolidated statements of income (loss) for the year ended December 31, 2012 as these entities were considered discontinued operations. The entities were transferred back to the original owners in 2012.

Commencing in July 2010 and continuing through 2011, former management was engaged in a number of lawsuits with its major shareholders and certain creditors. In addition, former management was involved in a proxy contest involving both the 2010 and 2011 annual meetings of shareholders (the 2011 annual meeting was eventually held in January 2012). The various lawsuits and shareholder proceedings negatively affected the Company’s operations and financial condition in both 2011 and 2012 and currently.

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

During 2011 and 2012 the Company had impairment charges of EUR 12,279,000 and EUR nil respectively, see Note 8 of the financial statements included in this Annual Report. During the second quarter of 2012, as described in Note 3 of the financial statements included in this Annual Report, the Company divested itself of Game Link and Sureflix for nil consideration and accordingly the remaining related goodwill was provided against in full as at December 31, 2011.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value. In 2011 the Company had impairment charges of EUR 1,089,000 related to the divestment of Game Link and Sureflix, see Note 3 of the financial statements included in this Annual Report. Going forward additional impairment charges may occur, see Note 6 of the financial statements included in this Annual Report.

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

Results of Operations

Fiscal Year Ended December 31, 2012 compared to Fiscal Year Ended December 31, 2011

As described more fully elsewhere in this Annual Report, we have divested ourselves of the Game Link and Sureflix subsidiaries. For accounting purposes, for the fiscal year ended December 31, 2011, the net sales, cost of sales, selling, general and administrative expenses, etc. of Game Link and Sureflix are not listed in the income statement line items. Instead, the net results of Game Link and Sureflix for the fiscal year ended December 31, 2011 contained in income statement as “profit contributed by operations held for settlement of claims,” and the net sales, cost of sales, selling, general and administrative expenses, etc. of these two former subsidiaries are shown separately in the footnotes to the financial statements. As of December 31, 2011 Game Link and Sureflix did not qualify for discontinued operations presentation. Because of the foregoing accounting treatment of the disposition of the Game Link and Sureflix companies, certain of the results of operations for the fiscal year ended December 31, 2012 cannot be directly compared to the results of the operations of the Company for the fiscal year ended December 31, 2012.

Net sales. Net sales for the fiscal year ended December 31, 2012 (“fiscal 2012”) decreased from net sales in the fiscal year ended December 31, 2011 (“fiscal 2011”) by EUR 1,237,000, or 15.6%. Net sales decreased in all four principal sources of revenues (internet e-commerce, broadcasting, DVD/magazines, and mobile/wireless). The decrease in net sales is attributable to an overall decrease in net sales in our core “Private” branded operations. Since our divestment of Game Link and Sureflix, we have continued to operate the historical “Private” brand. The decrease in our core “Private” operations in 2012 was due in part to (i) decisions made by prior management, (ii) the disruption caused by shareholder and creditor lawsuits and the disputed proxy contests in both 2010 and 2011 (the 2011 annual meeting of shareholders was eventually held in January 2012), and (iii) industry in the adult entertainment industry in general (such as the proliferation of free adult content provided over the Internet, which has reduced our internet sales, and the continuing decline of printed magazine sales). In addition, on August 25, 2011 the Nevada State Court appointed a receiver for the Company for the purposes of preserving Private Media’s assets and business. While the receiver was successful in preserving the Company’s assets and business, prior management’s resistance to the receiver’s involvement and supervision further impeded the Company’s operations and business during the last four months of 2011 and the first quarter of 2012. In 2012, broadcasting represented 39% of our net sales, internet represented 28 % of net sales, DVDs and magazine sales represented 20 % of net sales, and wireless represented 13%. Prior management’s relations with certain of the Company’s primary creditors and customers negatively affected net sales into 2012.

Cost of Sales. Our cost of sales was EUR 4,939,000 in fiscal 2012 compared to EUR 6,649,000 in fiscal 2011. Included in cost of sales is cost of operating our internet, broadcasting and wireless businesses, the cost of printing, processing and duplication, and the amortization of our library. The decrease in cost of sales in fiscal 2012 is primarily due to a reduction in amortization of the library which has resulted from a lack of investment in new production during 2010 and 2011. Lower sales of DVDs and magazines also resulted in a decrease in the associated cost of sales of these products. As a result, our cost of sales as a percentage of net sales decreased to 74% in fiscal 2012 from 84% in fiscal 2011.

Gross Profit. In the twelve months ended December 31, 2011, we realized a gross profit of EUR 1,280,000, or 16% of net sales compared to EUR 1,753,000, or 26% of net sales for the twelve months ended December 31, 2012.

Selling, general and administrative expenses. Our selling, general and administrative expenses for fiscal 2012 decreased to EUR 3,788,000 from EUR 7,362,000 in fiscal 2011. In 2011, Game Link and Sureflix had selling, general and administrative expenses of EUR 3,976,000 which amounts have been excluded from the fiscal 2011 calculations. Selling, general and administrative expenses in fiscal 2012 include a full year of labor cost savings from reductions, including senior management, made during 2011, reductions in facilities costs as a result of closing offices, and reduced litigation, legal and professional fees. Management was also successful in settling past unpaid obligations incurred by prior management at significant discounts.

Impairment of goodwill and other intangible assets. During fiscal 2011, we recorded impairment charges of EUR 12,279,000 and 1,089,000 as all remaining goodwill and related intangible assets as well as long-lived assets respectively of Game Link and Sureflix were written off because of the divestment in 2012 and which also includes an impairment charge for assets relating to the Company’s video distribution company in the Benelux countries.

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

Change in fair value of contingent consideration payable. The EUR 184,000 benefit in fiscal 2011 reflects an adjustment to the final settlement made in 2012 which reflects the fair values of the amounts owed for the Game Link and Sureflix purchases and which related to the performance of Game link and Sureflix.

Operating loss. Our operating loss in fiscal 2011 was EUR 25,096,000 (compared to EUR 2,035,000 in fiscal 2012) primarily because the operating loss in fiscal 2011 included the EUR 12,279,000 impairment of goodwill and intangible assets, the EUR 1,089,000 impairment of long-lived assets (mostly related to the divestment of Game Link and Sureflix), and the EUR 5,830,000 provision for shareholders’ and creditor claims. Even if the foregoing adjustments are excluded, the Company would have incurred an operating loss in 2011 because of the decrease in net sales, the decrease in gross margins, and the high selling, general and administrative expenses. During 2012, new management has initiated steps to stabilize the decrease in net sales, to reduce cost of sales, and to specifically reduce selling, general and administrative expenses which were reduced by EUR 3,574,000 from fiscal 2011 to fiscal 2012.

Interest expense. Interest expense in fiscal 2012 remained relatively unchanged from fiscal 2011. During 2012, current management converted the Commerzbank Note into Series B Preferred Stock and restructured its EUR 1,000,000 institutional line of credit. These actions are expected to reduce the Company’s future interest payment obligations. However, subsequent to the year ended December 31, 2012, the Company obtained loans in the amount of EUR 800,000 that bear interest at a rate of 9.9% per annum.

Income tax expense/benefit. In fiscal 2011, we recorded a valuation allowance of EUR 4,454,000 against our deferred tax asset of EUR 5,014,000 on the balance sheet as at December 31, 2010. Because much of the EUR 4,454,000 income tax benefit related to U.S. taxes, these benefits were dependent upon future income to be generated in the United States. Since we disposed of Game Link and Sureflix, we would no longer be generating sufficient taxable income in the United States that could benefit from the income tax asset. As a result, EUR 4,454,000 of our income tax asset was written off in fiscal 2011. We reported an income tax benefit of EUR 54,000 for the twelve months ended December 31, 2012.

Net loss. Our net loss of EUR 2,308,000 for fiscal 2012 compared to the net loss of EUR 29,324,000 in fiscal 2011 reflects the large provisions and write offs taken in fiscal 2011 due to the divestment of Game Link and Sureflix, the settlement of certain shareholder and creditor claims and the deterioration in the Company’s operations in 2011 under prior management and the supervision of the court-appointed receiver.

Liquidity and Capital Resources

Historically, we have funded our liquidity and capital resources from cash generated by our operating activities and from borrowings from third parties. As of December 31, 2012, we had a working capital deficit of EUR 2,416,000, compared to a working capital deficit of EUR 11,438,000 as of December 31, 2011. As described elsewhere in this Annual Report, during 2012 we converted a significant portion of the short-term debt and other accrued liabilities that were outstanding as of December 31, 2011 into shares of our newly issued Series B Preferred Stock.

Operating Activities

Despite having a net loss of EUR 2,308,000, in fiscal 2012 we generated EUR 697,000 of net cash from our operating activities. The principal non-cash adjustments that enabled us to have positive net cash flow from operations included amortization of web pages of EUR 483,000, amortization of photographs and videos of EUR 2,629,000, and depreciation of EUR 370,000. In addition, increases in trade accounts receivable and inventories of EUR 247,000 and EUR 292,000 respectively were partially offset by increases in trade accounts payable of EUR 551,000 and accrued other liabilities of EUR 629,000.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was EUR 1,026,000. The investing activities were investment in other assets of approximately EUR 277,000, which is principally investment in web page development for our websites, and investment in library of photographs and videos of EUR 758,000.

Financing Activities

Net cash generated by financing activities for the year ended December 31, 2012 was EUR 132,000, as new borrowings exceeded repayments during the year.

Liquidity

In each of the past three years we have experienced losses from operations. At December 31, 2012, we had cash and cash equivalents of EUR 174,000 and a working capital deficit of EUR 2,416,000. As a result, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and has modified its report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

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

•

In February 2013, in order to settle some of the liabilities prior management accrued (including the foregoing legal fees), we borrowed a total of EUR 800,000 from three unaffiliated foreign lenders. The loans bear interest at a rate of 9.9% per annum and are due and payable on December 31, 2014. Interest is payable quarterly in arrears. Our obligations under the loans are secured by a lien on certain motion pictures in our film library. These loans enabled us to repay many of prior management’s debts at a discount, thereby reducing our trade accounts payable and other short-term obligations; and

•

We have reduced our on-going selling, general and administrative expenses by reducing the amount of office space we use in our current headquarters and by closing our satellite office in Spain. In addition, we have substantially reduced the Company’s headcount from 45, not including 48 employees of Game Link and Sureflix, in 2011 to 38 employees as of June 26, 2013. The foregoing reduction in headcount and the reduction in rental expenses are expected to save the Company an estimated EUR 741,000 annually.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that the system of internal controls over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Eric Johnson	52	Chairman of the Board and Director

Charles Prast	46	Chief Executive Officer, President, Interim Chief Financial Officer, and Director

Anna Maksimova(1)	31	Director

Michael Martinez(1)(2)	46	Director

John Wirt(2)	49	Director

Michael Kotov(1)(2)	35	Director

(1)	Member of our Compensation Committee
(2)	Member of our Audit Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to Private Media covering its 2012 fiscal year filed under Section 16(a) of the Securities Exchange Act of 1934, each of Private Media’s officers and directors complied with the reporting requirements under Section 16(a) for the 2012 fiscal year, except as follows: Charles Prast, Anna Maksimova, Michael Martinez and Michael Kotov were late in their filing a Form 3 following the Nevada Court’s March 21, 2012 confirmation of their election to the Board of Directors of Private Media in January 2012. Ilan Bunimovitz did not timely file a Form 4 to report his acquisition of Private Media shares as part of his settlement with the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation paid in the two fiscal years ended December 31, 2011 and December 31, 2012 to (i) our two Chief Executive Officers serving during in such capacity during any part of 2012, and (ii) any other most highly compensated executive officer who was serving as an executive officer at the end of 2012 who earned compensation in excess of $100,000 in 2012. The two persons who served as Chief Executive Officer of Private Media during 2012 were Mr. Milton and Charles Prast. Mr. Prast also served as our Chief Financial

Officer in 2012. Although Mr. Milton was still the Chief Executive Officer of Private Media as of December 31, 2011, he was indefinitely suspended from all duties and powers commensurate with those offices on December 15, 2011 and, accordingly, did not provide any services as of December 31, 2011. Mr. Milton was formally terminated as the company’s President and Chief Executive Officer on March 28, 2012. Mr. Prast currently is our Chief Executive Officer and interim Chief Financial Officer.

2012 Summary Compensation Table

Name and Principal Position During Fiscal 2011	Fiscal Year	Salary ($)(1)	All Other Compensation ($)(1)		Total ($)(1)
Charles Prast,	2012	117,000	9,000	(7)	126,000
President, CEO, Interim CFO Director (5)(6)	2011	—	—		—

Berth H. Milton,	2012	—	—		—
President, CEO, Director and Chairman of the Board (2)(3)	2011	384,000	257,000	(4)	641,000

(1)	Salary amounts received in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Mr. Milton served as President & CEO of Private Media until his suspension on December 15, 2011. The Table includes compensation received by Mr. Milton in all capacities in 2011 and 2012.
(3)	Salary received in non-US currency: EUR 297,000 in 2011 and nil in 2012.
(4)	Comprises amounts paid by the Company for security and local transportation, legal expenses relating to a tax proceeding in Sweden (which may be deemed to be “Other Compensation” under applicable SEC rules), personal use of Company facilities and personnel and a retention bonus for which the court-appointed receiver demanded repayment but was not repaid. The amount of the un-repaid retention bonus is EUR 139,000.
(5)	Mr. Prast was appointed CEO, President, and Interim CFO on March 28, 2012. The Table includes compensation received by Mr. Prast in all capacities in 2011 and 2012.
(6)	Salary received in non-US currency: nil in 2011 and EUR 91,400 in 2012
(7)	Comprises amounts paid to Mr. Prast for the reimbursement of health insurance benefits.

No bonuses or stock awards were granted to any of the named executive officers in 2011 or 2012.

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

Grants of Plan-Based Awards in the Last Fiscal Year

There were no plan-based awards granted to the individuals named in the Summary Compensation Table above for the year ended December 31, 2012.

Outstanding Equity Awards at 2011 Fiscal Year-End

No stock options, stock awards or equity incentive plan awards were issued in 2012 or were outstanding at the end of 2012 for the individuals named in the Summary Compensation Table.

Option Exercises and Stock Vesting During 2011

No stock options were exercised during 2012 by the individuals named in the Summary Compensation Table. No stock awards were issued or outstanding during fiscal 2012.

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

Director Compensation During 2012

The following table summarizes all compensation paid to all persons who served as our non-employee/executive directors during 2012.

2012 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)(1)
Eric Johnson	—	—	—	—	—	—
Charles Prast	—	—	—	—	—	—
Anna Maksimova (3)	20,000	—	—	—	—	20,000
Michael Martinez (3)	20,000	—	—	—	—	20,000
John Wirt (3)	20,000	—	—	—	—	20,000
Michael Kotov (3)v	20,000	—	—	—	—	20,000

(1)	Fees earned in non-US currency have been converted into dollars using the average exchange rate for the applicable year.
(2)	Reflects the fair market value amount at the date of grant using the assumptions set forth in Note 18 to the financial statements included elsewhere in this Annual Report.
(3)	Independent directors earn $20,000 annually for serving on the board. However, the directors did not receive any cash payments in 2012. Directors fees were accrued during 2012 and were paid subsequent to the year ended December 31, 2012.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information as of June 26, 2013 regarding the beneficial ownership of our common stock by:

•	each of our directors

•	each of the executive officers named in the 2012 Summary Compensation Table, above,

•	all persons known by us to be beneficial owners of five percent or more of our common stock or our Series B Preferred Stock, and

•	all of our directors and executive officers as a group.

As of June 26, 2013, a total of 27,806,211 shares of common stock were outstanding, and a total of 800,000 shares of Series B Preferred Stock were outstanding. Each share of Series B Preferred Stock is convertible into 50 shares of common stock and has the right to vote on an “as-converted” basis along with the common stock. Unless otherwise indicated in the footnotes below, based upon information known to the Company, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned.

	Common Stock			Series B Preferred Stock
Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class	Number of Shares		Percent of Class	Percent of Votes Of All Classes of Capital Stock(2)

Consipio Holding BV Walsoordensestraat 70 NL-4588 KD Walsoorden Netherlands	2,196,342	(3)	7.9%	8,000,000	(3)	100%	62.2%

Berth H. Milton Suite 23, Portland House Glacis Road, Gibraltar	9,059,840	(4)	32.6%	0		0%	13.4%

Tisbury Services Inc. c/o Abacus (Nominees) Limited, Elenion Building, 2nd Floor, 5 Themistocles Dervis Street, CY-1066, Nicosia, Cyprus	5,777,329	(6)	20.8%	0		0	8.5%

Abacus (Nominees) Limited Elenion Building, 2nd Floor, 5 Themistocles Dervis Street, CY-1066, Nicosia, Cyprus	5,777,329	(6)	20.8%	0		0	8.5%

RS Platou Markets ASPost Office Box 1474 Vika, Oslo, Norway N-0116	2,929,672	(5)	10.5%	0		0%	4.3%

Ilan Bunimovitz 515 Arkansas Street, San Francisco, California 94107	2,262,061	(7)	8.1%	0		0	3.3%

Eric Johnson	200,000		*%	0		0	*%

Charles Prast			*	0		0	*

Michael Martinez			*	0		0	*

John Wirt			*	0		0	*

Michael Kotov			*	0		0	*

Anna Maksimova			*	0		0	*

All directors and executive officers as a group (6 persons)	200,000		*	0		0	*

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each shareholder is c/o the Company at c/o Milcap Media Group SLU, Calle de la Marina 16-18 Floor 18 Suite D, 08005 Barcelona, Spain.
(2)	Based on 27,806,211 votes entitled to be cast by the holders of the outstanding Common Stock and 40,000,000 votes entitled to be cast by the holder of the 800,000 shares of outstanding Series B Preferred Stock.
(3)	Of these shares, 1,650,000 shares are registered in the name of Slingsby Enterprises Limited, but are currently held by Consipio in connection with a prejudgment attachment order issued by a court in the Netherlands in favor of Consipio and against Mr. Milton and Slingsby Enterprises Limited. Slingsby is controlled by Mr. Milton. Mr. Milton has previously claimed beneficial ownership and sole voting and investment power of these 1,650,000 shares. The 8,000,000 shares of Series B Preferred Stock entitle Consipio to vote the 40,000,000 shares of Common Stock that are issuable upon the conversion of the shares of Series B Preferred Stock owned by Consipio.
(4)	Of these shares, 1,842,179 shares have been pledged by Mr. Milton or entities controlled by Mr. Milton and are held in Mr. Milton’s margin brokerage account with RS Platou Markets. As disclosed in Note 5, RS Platou also claims beneficial ownership and sole voting and investment power of these 1,842,179 shares under the terms of pledge agreements entered into between RS Platou and Mr. Milton. As disclosed in Note 3, Consipio currently holds 1,650,000 shares pursuant to a prejudgment attachment order issued by a court in the Netherlands in connection with a lawsuit by Consipio against Mr. Milton and Slingsby Enterprises Limited.

(5)	Based upon information reported by RS Platou Markets AS on Schedule 13G filed with the SEC on February 16, 2010. Includes 1,842,179 shares held in Mr. Milton’s margin brokerage account with, RS Platou Markets. Mr. Milton also claims beneficial ownership and sole voting and investment power of these 1,842,179 shares.
(6)	Tisbury Services Inc. (“Tisbury”) is wholly owned by Golden Lake Trust, a discretionary and revocable trust organized under the laws of Cyprus (“Golden Lake”). Abacus (Nominees) Limited (“Abacus”) is the sole trustee of Golden Lake and, as such, directs the voting and investment of Golden Lake’s portfolio securities. These investment and voting decisions are made by the 16 member board of directors of Abacus. Tisbury and Golden Lake are private investment and financing vehicles. Abacus is in the business of providing business services, including trustee services, to international clients. The mailing address of these filers is c/o Abacus (Nominees) Limited, Elenion Building, 2nd Floor, 5 Themistocles Dervis Street, CY-1066, Nicosia, Cyprus. Abacus (Nominees) Limited disclaims beneficial ownership of these shares.
(7)	Based upon information reported by Mr. Bunimovitz on Schedule 13D/A filed with the SEC on January 10, 2013.

Equity Compensation Plan Information

We have an expired Employee Stock Option Plan (“the 1999 Plan”) and a new Equity Incentive Plan (the “2009 EIP”) available. The 1999 Plan was in effect until its expiration on March 1, 2009. The 1999 Plan authorized us to grant stock options exercisable for up to an aggregate of 2,400,000 shares of common stock. No stock options may be granted under the 1999 Plan, following its expiration. At December 31, 2012, there were no remaining options outstanding under the 1999 Plan. The 2009 EIP was shareholder approved and came into effect on December 16, 2009. The Company may issue up to 2,066,667 shares of its common stock pursuant to awards granted. Shares issuable pursuant to options or other awards that have expired or are forfeited will be returned to the 2009 EIP. At December 31, 2012, Awards for 2,065,667 shares were available for future grant under the 2009 EIP and Awards for 1,000 shares were outstanding.

The following table summarizes, as of December 31, 2012, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	1,000	$1.89	2,065,667
Equity compensation plans not approved by shareholders

Total

(1)	Consists of options granted under the 2009 EIP. Accordingly, 2,065,667 shares that remain available for issuance represent shares under the 2009 EIP. The 1999 Plan has expired, and no additional options can be granted under the 1999 plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Transaction Between the Company and Mr. Milton, our Former President, Chief Executive Officer and Chairman, and Mr. Milton’s Affiliates.

Mr. Milton served as the Company’s President and Chief Executive Officer until December 15, 2011, at which time he was indefinitely suspended. Mr. Milton’s positions as the Company’s President and Chief Executive Officer were formally terminated on March 28, 2012. Mr. Milton was also the Company’s Chairman of the Board until the January 11, 2012 annual meeting of shareholders. Mr. Milton was not re-elected at the January 11, 2012 annual meeting. The following describes transactions or relationships between Mr. Milton, his affiliated entities, and the Company involving $120,000 or more that have occurred or were in effect on or after January 1, 2011.

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

In May 2010, Consipio filed a lawsuit against Private Media, Slingsby and Mr. Milton in the Supreme Court of the State of New York, titled “Consipio Holding BV v. Private Media Group, Inc., Slingsby Enterprises Limited, and Berth H. Milton, Jr.,”. New York State Supreme Court, County of New York, Case No. 650462/10 (the “New York Action”) to enforce the payment of the Commerzbank Note and the accompanying Slingsby guaranty. On August 30, 2011 the New York Court issued an Order of Attachment pursuant to which New York City and state officials were ordered to attach, by levy, Private Media’s New York assets for the sum of $7.35 million.

The Commerzbank Note was paid in full on December 28, 2012 as part of a global settlement between Private Media and Consipio Holding BV. The New York Action has been dismissed.

Unsecured Loans to Slingsby Enterprises Limited. Since at least 2002, we have extended a number of unsecured loans to Slingsby, an entity controlled by Mr. Milton (collectively, the “Slingsby Loans”). The Slingsby Loans bear interest at the rate of EURIBOR+1% per annum and have no maturity date. As of December 31, 2012, the total aggregate unpaid outstanding balance (principal and interest) on the Slingsby Loans was EUR 7.7 million (U.S. $9.9 million, based on the euro-dollar exchange rate in effect on December 31, 2012). To management’s knowledge, no payments of principal or interest have been made by Slingsby in respect of the Slingsby Loans since at least 2003. Because Slingsby has not made any payments on the Slingsby Loans, and because the Slingsby Loans are unsecured obligations, in May 2010 the Company determined that these loans should, for financial accounting purposes, be provided for in full (written off). Accordingly, the Slingsby Loans and are no longer reflected as an asset on the Company’s financial statements for the periods ended December 31, 2011 and December 31, 2012.

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

Pursuant to the Settlement Agreement, the Company transferred back to its former shareholders all of the outstanding capital stock of Entruphema Inc. In addition, the Settlement Agreement includes a mutual general release between the Company, on one hand, and Messrs. Schannen, Lozier and Johnson, Entruphema and Sureflix, on the other hand. Lastly, all intercompany allocations, receivables and payables between Entruphema and Sureflix, on one hand, and the Company, on the other hand, were netted, and the Company is obligated to re-pay Entruphema/Sureflix the net amount ($224,969) by the end of 2012 or the date the Company receives net proceeds from the sale of equity securities of at least $1,000,000. The foregoing amount has not been fully repaid, and, as of June 26, 2013 we owe Sureflix approximately $74,000.

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

Fees Paid to BDO Auditores, S.L.

Following is information regarding fees billed by BDO Auditores, S.L. for services rendered to the Company in 2012 and 2011.

Audit Fees. The aggregate fees billed to the Company by the Company’s principal accountant, BDO Auditores, S.L., for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $165,000 and $192,000 in 2012 and 2011, respectively. Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. BDO Auditores, S.L. did not provide any assurance or related services which are not included under “Audit Fees” in 2012 and 2011, respectively.

Tax Fees. BDO Auditores, S.L. did not provide any tax compliance, tax advice, or tax planning services in 2012 and 2011, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2012 and 2011, all services provided by BDO Auditores, S.L. were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements.

See Consolidated Financial Statements.

2.	Financial Statement Schedules.

See Schedule II.

3.	Exhibits.

See Exhibit Index.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

(8) 2.1	Agreement and Plan of Reorganization dated as of January 20, 2009, by and among Private Media Group, Inc., PRVT Acquisition Corp. I, PRVT Acquisition Corp. II, Game Link LLC, eLine, LLC, Mama’s LLC, ThinkForward, Inc. GreenCine, Inc., Ilan Bunimovitz, Andrew Sullivan, Dennis Woo and Peter Marinac.

(9) 2.2	Acquisition Agreement dated as of October 9, 2009, by and among Private Media Group, Inc., 2220445 Ontario Inc., Entruphema Inc., 2062249 Ontario Inc., Eric Johnson, Erik Schannen and Michel Lozier, and Eric Johnson in his capacity as Sellers Representative.

(13) 3.1	Restated Articles of Incorporation

(13) 3.2	Articles of Amendment to the Articles of Incorporation

(13) 3.3	Certificate of Amendment to Articles of Incorporation

(5) 3.4	Amended and Restated Bylaws

(16) 3.5	Certificate Of Designation Of Rights, Preferences And Privileges Of 6% Series B Convertible Redeemable Preferred Stock

(1)4.1	Specimen Common Stock Certificate.

(12) 4.2	Exchange and Support Agreement dated October 29, 2009, by and among Private Media Group, Inc., 2220445 Ontario Inc., Entruphema Inc., 2062249 Ontario Inc., Eric Johnson, Erik Schannen and Michel Lozier, and Eric Johnson in his capacity as Sellers Representative, including Schedule A thereto (Exchangeable Share Provisions).

(16) 4.3	Warrant, dated December 28, 2012, to purchase up to 4,000,000 shares of Private Media Group, Inc. common stock, issued to Tisbury Services, Inc., a British Virgin Islands company.

(1)10.1	Milcap Acquisition Agreement dated December 19, 1997

(1)10.2	Cinecraft Acquisition Agreement dated December 19, 1997

(2)10.3	7% Note Due 2002 from the Registrant to Commerzbank AK.

(4)10.4	Amendment No.1 to the 7% Note Due 2002

(3)10.5	Share Purchase Agreement dated as of December 9, 2002, by and among Fraserside Holdings Limited, Luthares Investments N.V. and Stichting de Oude Waag.

(5) 10.6	Consulting Agreement dated September 29, 2006, by and between the Company and Peter Cohen, as amended by letter dated September 29, 2006.

(8) 10.7	Employment Agreement dated as of January 20, 2009, by and among Ilan Bunimovitz, Game Link LLC and Private Media Group, Inc.

(13) 10.8	Amended and Restated Employment Agreement dated as of October 8, 2009, by and among Ilan Bunimovitz, Game Link LLC and Private Media Group, Inc.

(10) 10.9	Employment Agreement dated as of October 29, 2009, by and among Eric Johnson, Entruphema Inc. and Private Media Group, Inc.

(4)10.10	Amended and Restated 1999 Employee Stock Option Plan

(11) 10.11	2009 Equity Incentive Plan

(15) 10.12	Employment Agreement dated as of July 1, 2012, by and among Charles Prast, Private Media Group, Inc. and Fraserside Holdings, Ltd.

Exhibit Number	Description of Document

(14) 10.13	Settlement Agreement and Release, dated as of May 22, 2012, by and among Private Media Group, Inc., Ilan Bunimovitz, Andrew Sullivan, Peter Marinac, ThinkForward, Inc., GreenCine, Inc., Mama’s LLC, Game Link LLC, and eLine, LLC

(14) 10.14	Amendment To Settlement Agreement And Release , dated as of May 22, 2012, by and between Private Media Group, Inc., Game Link, LLC and Ilan Bunimovitz

(15) 10.15	Settlement Agreement and Release, dated as of June 29, 2012, by and among Private Media Group, Inc., Erik Schannen, Michel Lozier, Eric Johnson, Entruphema, Inc., and Sureflix Digital Distribution, Inc.

(16) 10.16	Settlement Agreement and Mutual General Release, entered into as of December 28, 2012, by and between Tisbury Services, Inc., a British Virgin Islands company and Private Media Group, Inc.

(16) 10.17	Settlement Agreement and Mutual General Release, entered into as of December 28, 2012, by and between Consipio Holding BV, a corporation organized under the laws of The Netherlands, and Private Media Group, Inc.

(6) 14.1	Code of Ethics

21	Subsidiaries.

23.1	Consent of BDO Auditores, S.L.

23.2	Consent of OUM & Co. LLP

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 (SEC File No. 333-62075).
(2)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (SEC File No. 333-69654).
(3)	Incorporated by reference from the registrant’s Form 8-K dated January 14, 2003.
(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(6)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference from the registrant’s Interim Report on Form 8-K filed with the SEC on March 6, 2009.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2009. Schedules and exhibits to the Agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. Private agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2009. Schedules and exhibits to the Agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. Private agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2009.
(11)	Incorporated by reference from the registrant’s definitive Proxy Statement filed with the SEC on November 3, 2009.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(13)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(14)	Incorporated by reference from the registrant’s Current Report filed on Form 8-K dated May 23, 2012.
(15)	Incorporated by reference from the registrant’s Current Report filed on Form 8-K dated June 29, 2012.
(16)	Incorporated by reference from the registrant’s Current Report filed on Form 8-K dated December 28, 2012.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2013	PRIVATE MEDIA GROUP, INC.

	By:	/s/ Charles Prast
Charles Prast, Chief Executive Officer

In accordance with the requirements of the Exchange Act, the Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles Prast	Director, Chief Executive Officer, Interim Chief Financial Officer, Interim Chief Accounting Officer	June 26, 2013
Charles Prast

/s/ Eric Johnson	Chairman of the Board	June 26, 2013
Eric Johnson

/s/ Michael Martinez	Director	June 26, 2013
Michael Martinez

/s/ Michael Kotov	Director	June 26, 2013
Michael Kotov

/s/ John Wirt	Director	June 26, 2013
John Wirt

/s/ Anna Maksimova	Director	June 26, 2013
Anna Maksimova

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Private Media Group, Inc.

1.	We have audited the accompanying consolidated balance sheets of Private Media Group, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

2.	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3.	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Media Group, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

4.	The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, over the past years, the Group has suffered recurring losses from operations, and, at December 31, 2012 have a working capital deficit and a negative equity position. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.	Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Auditores, S.L.

Barcelona, España

June 25th, 2013

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

/s/ OUM & Co. LLP

San Francisco, California
July 31, 2012

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2012	2012
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	179	174	230
Trade accounts receivable, net (Note 4)	2,293	1,965	2,594
Inventories (Note 5)	761	469	619
Deferred income taxes (Note 12)	455	494	652
Prepaid expenses and other current assets	134	190	251
Current assets held for shareholder claims (Note 3)	427	—	—

TOTAL CURRENT ASSETS	4,249	3,292	4,346

Library of photographs and videos (Note 7)	4,879	3,008	3,971
Property, plant and equipment (Note 6)	1,519	916	1,209
Other intangible assets (Note 8)	—	—	—
Goodwill (Note 8)	—	—	—
Other assets	403	343	453
Non-current assets held for shareholder claims (Note 3)	488	—	—

TOTAL ASSETS	11,538	7,559	9,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings (Note 10)	2,388	200	264
Current portion of long-term borrowings (Note 10)	258	322	425
Trade accounts payable	4,151	3,600	4,752
Income taxes payable (Note 12)	759	842	1,112
Deferred income taxes payable (Note 12)	150	131	173
Accrued other liabilities (Note 11)	7,435	613	809
Current liabilities held for shareholder claims (Note 3)	546	—	—

TOTAL CURRENT LIABILITIES	15,687	5,708	7,535

Contingent consideration payable (Note 9)	330	—	—
Long-term borrowings (Note 10)	1,792	1,544	2,038
Related party payable (Note 13)	—	—	—

TOTAL LIABILITIES	17,809	7,252	9,573

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK (Note 15)
EUR 10.00 Series B 6% Convertible Redeemable Preferred Stock 1,300,000 shares authorized, nil and 800,000 issued and outstanding at December 31, 2011 and 2012, respectively	—	8,000	10,560

SHAREHOLDERS’ EQUITY (Note 15)
Common Stock, $.001 par value, 100,000,000 shares authorized 20,815,824 and 27,259,869 issued and outstanding at December 31, 2011 and 2012, respectively	869	873	1,152
Additional paid-in capital	30,468	31,158	41,129
Retained earnings	(32,095)	(34,403)	(45,412)
Accumulated other comprehensive income	(5,513)	(5,321)	(7,023)

TOTAL SHAREHOLDERS’ EQUITY	(6,271)	(7,693)	(10,154)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	11,538	7,559	9,979

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2011	2012	2012
	EUR	EUR	USD
	(in thousands, except per share data)
Net sales	7,929	6,692	8,833
Cost of sales	6,649	4,939	6,519

Gross profit	1,280	1,753	2,314
Selling, general and administrative expenses	7,362	3,788	5,000
Impairment of long-lived assets	1,089	—	—
Impairment of goodwill and other intangible assets	12,279	—	—
Provision for shareholders’ and creditor claims	5,830	—	—
(Benefit) from change in fair value of contingent consideration	(184)	—	—

Operating income (loss)	(25,096)	(2,035)	(2,686)
Interest expense	311	327	432
Interest income	—	—	—

Income (loss) before income taxes	(25,407)	(2,362)	(3,118)
Income tax (benefit)	4,454	(54)	(71)

Loss from continuing operations	(29,861)	(2,308)	(3,047)
Profit contributed by discontinued operations	537	—	—

Net income (loss)	(29,324)	(2,308)	(3,047)

Other comprehensive income:
Foreign currency translation adjustments	(689)	192	253

Comprehensive income (loss)	(30,013)	(2,116)	(2,794)

Net income (loss) per share from continuing operations:
Basic	(1.40)	(0.10)	(0.13)

Diluted	(1.40)	(0.10)	(0.13)

Net income (loss) per share:
Basic	(1.38)	(0.10)	(0.13)

Diluted	(1.38)	(0.10)	(0.13)

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amounts	capital	earnings	income	equity
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2011	20,815,825	869	30,468	(2,771)	(4,824)	23,742
Conversion of exchangeable shares	990,000	—	—	—	—	—
Translation adjustment	—	—	—	—	(689)	(689)
Net loss	—	—	—	(29,324)	—	(29,324)

Balance at December 31, 2011	21,805,825	869	30,468	(32,095)	(5,513)	(6,271)
Shares issued to settle claims	5,454,044	4	690	—	—	694
Translation adjustment	—	—	—	—	192	192
Net loss	—	—	—	(2,308)	—	(2,308)

Balance at December 31, 2012	27,259,869	873	31,158	(34,403)	(5,321)	(7,693)

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2012	2012
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(29,324)	(2,308)	(3,047)
Adjustment to reconcile net income (loss) to net cash flows provided by operating activities:
Deferred income taxes	4,432	(21)	(28)
Loss on disposal of property, plant and equipment	—	28	37
Provision for doubtful debts	1,072	80	106
Provision for shareholders’ and creditor claims	5,830	—	—
Change in fair value of contingent consideration	(184)	—	—
Impairment of long-lived assets	1,089	—	—
Impairment of goodwill and other intangible assets	12,279	—	—
Amortization of other intangible assets	145	50	66
Amortization and impairment of web pages	1,681	483	638
Amortization of photographs and videos	3,887	2,629	3,470
Depreciation	1,047	370	488
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	617	247	326
Related party receivable	(27)	—	—
Inventories	931	292	385
Prepaid expenses and other current assets	321	(56)	(74)
Trade accounts payable	(1,149)	(551)	(727)
Income taxes payable	(267)	83	110
Accrued other liabilities	335	(629)	(830)

Net cash flow from operating activities	2,715	697	920
Cash flows from investing activities:
Investment in library of photographs and videos	(422)	(758)	(1,000)
Other capital expenditure	(1,370)	(277)	(366)
Investment in other assets	(10)	9	12

Net cash flow from investing activities	(1,802)	(1,026)	(1,354)
Cash flows from financing activities:
Short-term borrowings – additions	233	638	842
Short-term borrowings – repayments	(561)	(258)	(340)
Long-term borrowings – additions	831	74	98
Long-term borrowings – repayments	(918)	(322)	(425)

Net cash flow from financing activities	(415)	132	175
Foreign currency translation adjustments	(689)	192	253

Net increase (decrease) in cash and cash equivalents	(191)	(5)	(6)
Cash and cash equivalents at beginning of the year	370	179	236

Cash and cash equivalents at end of the year	179	174	230

Cash paid for interest	109	53	70

Cash paid for taxes	110	2	3

Repurchase of common stock (non-cash transaction)	—	—	—

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The company and basis of presentation

Private Media Group, Inc. (“the Company” or “our”) is a holding company with subsidiaries engaged in the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies through distribution channels including hard copy, broadcast, Internet Protocol Television, the Internet, and mobile phones.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of December 31, 2012 and for the twelve months then ended have been translated into United States dollars (“USD”) at the rate of USD 0.76 per EUR 1.00, the Exchange Rate of the European Central Bank on December 31, 2012. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

In each of the past three years we have experienced losses from operations. At December 31, 2012, we had cash and cash equivalents of EUR 174,000 and a working capital deficit of EUR 2,416,000. As a result of the Company’s operating losses our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We currently expect future growth, reductions in costs and expenses and a return to profitability provided we are successful in achieving the following objectives:

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

During 2012, the Company entered into and consummated settlement agreements and releases with the former shareholders of two of its operating units: (i) Game Link LLC and its affiliate, eLine, LLC (collectively “Game Link”); and (ii) Entruphema Inc. and its affiliate Sureflix Digital Distribution Inc., (collectively “Sureflix”) whereby the Company transferred back to the former shareholders all of the outstanding capital stock of the respective companies, see Note 3. For the year ended December 31, 2011, the assets and liabilities of Game Link and Sureflix are classified as assets and liabilities held for shareholder claims and the operating results for the year ended December 31, 2011 are disclosed separately on the consolidated statements of income as operations held for settlement of claims.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions involving foreign currencies are translated into euro or functional currencies using exchange rates in effect at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at period end exchange rates and the resulting gain or loss is charged to income in the period.

For the years ended December 31, 2011 and 2012 the aggregate exchange gain or loss included in determining net income amounted to a gain of EUR 254 thousand and a loss of EUR 194 thousand respectively.

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

Hard copy content (DVDs and magazines) are sold both to wholesalers, on firm sale basis, and via national newsstand distributors, with the right to return. Our physical products are generally multilingual and the principal market is in Europe. Revenues from the sale of DVDs and magazines where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of DVDs and magazines under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of DVDs and magazines under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned product. Distributors with the right to return are primarily national newsstand distributors. The Company uses specific return percentages per title and distributor based on estimates and historical data. Percentages are reviewed on an on-going basis. The Company has historically re-sold all returned copies at an average price higher than or equal to cost.

Revenues from mobile content (wireless) sales are recognized based on sales reported each month by mobile operators via aggregators. The aggregators do not report actual monthly sales for each of their operators to the Company until several months after the month-of-service ends. This practice requires management to make monthly revenue estimates based on historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Historically, adjustments made to adjust revenue from estimated to actual have been immaterial.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives range from 3-5 years. Website development costs involving the provision of additional functions or features to the website, including graphics and related software, are included in property, plant and equipment and are amortized on a straight-line basis over 3-5 years. In the years ended December 31, 2011 and 2012 the Company has capitalized EUR 368 thousand and EUR 230 thousand respectively of costs related to the development of its website including graphics and related software.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2011 and 2012 the Company had impairment charges of EUR 13,368 thousand and EUR nil respectively, see Note 8. As described in Note 3, the Company divested itself of Game Link and Sureflix for nil consideration and accordingly the remaining related goodwill was provided against in full as at December 31, 2011.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when events or circumstances indicate the carrying value may not be recoverable through the estimated undiscounted cash flows from the use of the asset. An impairment loss is then measured as the amount by which the carrying value of the asset exceeds its estimated fair value. In 2011 the Company had impairment charges of EUR 1,089 thousand related to the divestment of Game Link and Sureflix, see Note 3. There were no impairment charges during 2012. Going forward additional impairment charges may occur, see Note 6.

Advertising Costs

Advertising costs are charged to income as incurred. The total advertising costs were EUR 161 thousand and EUR 80 thousand for the years ended December 31, 2011 and 2012, respectively.

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

Basic and Diluted Earnings per Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding, including exchangeable shares. As of December 31, 2012, there were no exchangeable shares outstanding. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested stock grants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This standard improves the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”) by showing the effect of significant reclassifications by the respective line items in net income and cross-referencing other disclosures for those other amounts not reclassed in their entirety from AOCI. The amendments in this update will be effective for reporting periods beginning after December 15, 2012 on a prospective basis with early adoption available. Although the adoption of ASU 2013-02 does not have a material financial impact on our financial statements, it changes how we present reclassifications out of AOCI.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force).” The amendments in this standard clarify when to release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity. The amendments in this update will be effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to have a material impact on our financial position or results of operations.

Reclassifications

Certain reclassifications of prior year balances have been made in the accompanying consolidated financial statements to conform to the 2012 presentation.

3.	Acquisitions and Divestments

Game Link Acquisition

On January 20, 2009, the Company completed the acquisition of 100% of the business of Game Link. The Game Link companies are engaged in the business of digital distribution of adult content over the Internet and online eCommerce development.

Game Link

On May 23, 2012, the Company consummated a settlement with the former shareholders of Game Link, which includes Mr. Bunimovitz. Game Link was acquired by the Company on January 20, 2009, and is engaged in the

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business of digital distribution of adult content over the Internet. Pursuant to that certain Settlement and Release Agreement (the “Game Link Settlement Agreement”), dated May 23, 2012, the Company agreed to dispose of California-based Game Link in connection with the settlement of legal proceedings related to the acquisition and management of Game Link.

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

Sureflix

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following represents the assets and liabilities that were fully provided against in 2011 with respect to the divestments of Game Link and Sureflix that occurred during the second quarter of 2012.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the results of operations of Game Link and Sureflix which represent the profit contributed by operations held for settlement of claims during the second quarter of 2012.

Year ended December 31,
2011
EUR

Net sales	11,423
Cost of sales	6,882

Gross profit	4,541
Selling, general and administrative expenses	3,976

Operating income	565
Interest expense	27
Interest income	—

Income before income taxes	538
Income tax	1

Net Income	537

4.	Trade accounts receivable

Trade accounts receivable consist of the following:

	December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Trade accounts receivable	2,977	2,326
Allowance for doubtful accounts	(684)	(361)

Total trade accounts receivable, net	2,293	1,965

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

5.	Inventories

Inventories consist of the following:

	December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Magazines for sale and resale	164	53
DVDs	597	416

Total inventories	761	469

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Equipment & Furniture	3,928	3,397
Website Development	1,329	1,559
Production Database	1,229	1,229
Accumulated impairment, amortization and depreciation	(4,967)	(5,269)

Total Property, Plant and Equipment, net	1,519	916

7.	Library of photographs and videos

Library of photographs and videos consist of the following:

	December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Gross:
Photographs	3,266	3,266
Videos	51,225	51,758
Translations, Sound Dubbing, and Sub-Titles	14,467	14,367
Digital Manipulation for DVD Masters	10,251	10,282

	79,209	79,673

Less accumulated depreciation:
Photographs	3,254	3,262
Videos	48,127	49,825
Translations, Sound Dubbing, and Sub-Titles	12,908	13,387
Digital Manipulation for DVD Masters	10,041	10,191

	74,330	76,665

Net:
Photographs	12	4
Videos	3,098	1,933
Translations, Sound Dubbing, and Sub-Titles	1,559	980
Digital Manipulation for DVD Masters	210	91

	4,879	3,008

8.	Goodwill and Other Intangible Assets

Other intangible assets consist of the following:

	Years ended December 31,
	2011	2012	2011	2012	2011	2012	2011	2012
	Broadcasting Asset		Trade/Domain Names		Customer Base		Total
	EUR	EUR	EUR	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Beginning of year	2,525	—	2,366	—	1,240	—	6,131	—
Acquisition value (cost)	—	—	—	—	—	—	—	—

End of year	2,525	—	2,366	—	1,240	—	6,131	—

Beginning of year	—	—	(242)	—	(1,042)	—	(1,284)	—
Amortization & impairment	(2,525)	—	(2,124)	—	(198)	—	(4,847)	—

End of year	(2,525)	—	(2,366)	—	(1,240)	—	(6,131)	—

Net book value	—	—	—	—	—	—	—	—

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our broadcasting asset is deemed to have an indefinite life and is not therefore subject to amortization; however, management regularly performs impairment tests on this asset. As a result of reviews performed in 2011 management determined that a full impairment charge was required against this asset.

Trade/domain names are also deemed to have an indefinite life. However, as a result of reviews performed in 2011, and in particular taking into account the disposal of trade and domain name assets related to the Company’s eCommerce business in the USA in 2012, these assets were provided against in full as of December 31, 2011, see Note 3.

Goodwill consists of the following:

	Years ended December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Beginning of year (cost)	12,176	12,176
Movements	—	—

End of year	12,176	12,176

Beginning of year	(2,972)	(12,176)
Amortization and impairment (a)	(9,204)	—

End of year	(12,176)	(12,176)

Net book value	—	—

(a)	As a result of impairment reviews performed in 2011 and 2012, goodwill was reduced by EUR 9,204 thousand and nil, respectively. As described in Note 3 Game Link and Sureflix were disposed of during 2012 for nil consideration and accordingly the remaining goodwill was provided against in full as of December 31, 2011.

9.	Contingent consideration payable

In connection with the acquisitions of Game Link and Sureflix in 2009, part of the consideration for each acquisition included contingent consideration represented by the issuance of additional shares in the Company.

As described in Note 3, during 2012 as part of the Game Link settlement the Company issued 1,772,875 shares on May 22, 2012 to the former shareholders of Game Link. The value of the shares issued was included in contingent consideration for the year ended December 31, 2011.

In June of 2012 the Company issued 900,000 shares in accordance with the Sureflix acquisition agreement. The value of the shares issued is included in contingent consideration for the year ended December 31, 2011.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Borrowings

Short- and long-term borrowings are comprised of the following:

	December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Short-term borrowings:
Banks	—	—
Other debt	2,388	200

	2,388	200

Current portion of long-term borrowings:
Banks	240	322
Other debt	18	—

	258	322

Long-term borrowings:
Banks	1,792	1,544
Other debt	—	—

	1,792	1,544

Banks

As outlined below, during 2011 the Company replaced its existing short-term bank borrowings with long-term borrowings. Prior to this refinancing, the Company’s European subsidiaries had bank line of credit agreements under which the subsidiaries could borrow up to EUR 450 thousand at variable interest rates of EURIBOR+2.0% to 3.5% and a fixed interest rate of 6.75%. As of December 31, 2011, the credit lines were fully utilized.

During 2011 the Company refinanced certain borrowings with institutional lenders. This resulted in the following borrowings:

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

As of December 31, 2012, the remaining amount outstanding under these loans was EUR 793 thousand.

On December 11, 2009 a credit line of EUR 1.0 million was re-financed by an institutional lender at an interest rate of EURIBOR + 1.2% (except in the event of default where the interest rate increases to 7.45%) and with interest payable annually starting December 11, 2010. The loan is repayable in equal annual installments over a five-year period starting December 11, 2011. The loan is guaranteed by an affiliate of the Company’s former Chairman and shareholder and the guaranty is secured by 666,667 shares of Private Media Group, Inc., Common Stock which are

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beneficially owned by the Company’s former Chairman. The Company did not make the required payment on December 11, 2011. Subsequent to year end, in December 2012, the Company’s new management renegotiated and restructured the loan. Under the new terms, the loan will bear interest at a rate of 3% per annum with interest payments due annually at the end of each calendar year commencing in 2013. The repayment dates for the unpaid principal balance, including accrued and unpaid interest in the amount of EUR 73,500, have been extended so that the outstanding principal amount must be repaid as follows: (i) EUR 350,000 is due on January 1, 2016, (ii) EUR 350,000 is due on January 1, 2017, and (iii) the balance of EUR 373,500 is due on January 1, 2018. As of December 31, 2012, the remaining amount outstanding under this loan is EUR 1,073,500.

On June 5, 2012 the Company negotiated a EUR 200,000 loan with a private investor that is due and payable June 5, 2013 with interest payable quarterly at a rate of 12% per annum.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Accrued other liabilities

Accrued other liabilities are comprised of the following:

	December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Accrued expenses	331	94
Deferred income	208	236
Taxes and social security	642	283
Provision for settlement of shareholder claims (Note 3)	369	—
Accrued shareholders’ and creditor claims (Note 3)	5,885	—

	7,435	613

12.	Income taxes

Following is a summary of income (loss) before income taxes of U.S. and international operations:

	Years ended December 31,
	2011	2012
	EUR	EUR
	(in thousands)
USA	(18,332)	(1,031)
International	(7,075)	(1,331)

	(25,407)	(2,362)

The provision for income taxes/(benefit) consisted of the following:

	Years ended December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Current
State	3	3
Foreign	19	—

Current tax expense	22	3
Deferred
Federal	3,149	—
State	517	—
Foreign	766	(57)

Deferred tax expense/(benefit)	4,432	(57)

Income tax expense/(benefit)	4,454	(54)

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes, determined using the United States corporate statutory rate of 35% to actual income taxes provided, is as follows:

	Years ended December 31,
	2011	2012
US federal statutory income tax rate	35.00%	35.00%

Aggregate effect of foreign tax rates	(6.60)%	(16.13)%

Permanent differences
Items not deductible for tax purposes	—%	—%
Provision against assets and liabilities of companies held for settlement of claims	(15.47)%	—%
Elimination of net tax assets from disposed entities	—%	(27.45)%
Prior period adjustments	1.31%	(13.03)%
Other	3.26%	(7.55)%

Movement in valuation allowances	(35.44)%	31.40%

Total tax provision	(17.94)%	2.24%

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, 2011 and 2012, deferred tax assets and liabilities consisted of the following:

	December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Deferred Tax Assets:
Provisions for sales returns	—	—
Provision for bad debts	97	16
NOL carryforwards	12,259	11,915
Investment in subsidiaries	1,972	1,972
Tax credits	387	—
Differences in fixed assets	—	—
Other	800	3,328

	15,515	17,231
Less: Valuation allowance	(15,060)	(16,737)

Deferred Tax Liabilities:
Investment Incentives	—	—
Differences in fixed assets	(150)	—
Deferred expenses/revenues	—	(131)

Net deferred tax asset/(liability)	305	362

The Company’s deferred tax assets, net of valuation allowances, are primarily located in Spain and Cyprus which is where the Company expects to record most of its future earnings.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforward

The company’s operating loss carry-forwards are described in the table below:

Year ended December 31
2012
EUR
(in thousands)
United States	15,864
Sweden	4,712
Cyprus	24,373
Spain	5,496
Holland	151
France	480
Canada	508

51,584

Cyprus, the United States, Spain and Sweden are the jurisdictions in which nearly all of the NOLs have been generated. NOLs in Cyprus post-2000 may be carried forward indefinitely. The NOLs in the United States may be carried back 2 years and carried forward for 20 years, while the NOLs in Spain may be carried forward for 18 years and the NOLs in Sweden can be carried forward indefinitely.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 367,000 were accrued as of December 31, 2012, of which EUR nilwas recognized as interest expense during the year then ended.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unsecured Loans to Slingsby Enterprises Limited

We have unsecured loans to Slingsby Enterprises Limited (“Slingsby”), an entity controlled by Mr. Milton (the “Slingsby Loans”), which bear interest at the rate of EURIBOR+1% per annum and have no maturity date. As of December 31, 2012 EUR 7.7 million remained outstanding on these loans, including interest. No payments of principal or interest have been made in respect of the Slingsby Loans. As described below, as at December 31, 2010, the Company provided for these loans in full. However, the Company is currently evaluating avenues of recourse against Slingsby and Mr. Milton.

In connection with the acquisition of Game Link by the Company on January 20, 2009, in order to induce the sellers to consummate the acquisition, Slingsby Enterprises Limited entered into an agreement (the “Game Link Letter Agreement”) with the Company and the sellers with regard to the partial repayment of the Slingsby Loans. Under the

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Game Link Letter Agreement, in each of the fiscal years ended December 31, 2009, 2010, and 2011, Slingsby is required to repay not less than EUR one million, either in cash or in Private common stock valued at its fair market value as determined by the disinterested directors of Private, to be applied first to accrued interest and then to principal of the loan. At December 31, 2012, Slingsby had not made the EUR one million payments due on each of December 31, 2009, December 31, 2010, and December 31, 2011.

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

Game Link Agreements

In January 2009 the Company completed the acquisition of Game Link LLC and eLine LLC, companies engaged in the business of digital distribution of adult content over the Internet and online eCommerce development. Mr. Bunimovitz was the founder and chief operating officer of Game Link LLC and an indirect co-owner of Game Link LLC and eLine, LLC. In consideration of the acquisition of Mr. Bunimovitz’ interests in Game Link LLC and eLine LLC, he received 2,066,725 shares of the Company’s common stock and he is entitled to receive additional shares of common stock if the combined EBITDA of the digital media operations of the Company and Game Link meet specified targets in 2009, 2010 and 2011. As a result of the Game Link Settlement Agreement and Release entered into on May 22, 2012, as described in Note 3, an additional 1,295,089 shares were issued to Mr. Bunimovitz in accordance with the settlement agreement.

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

In consideration of the acquisition of Mr. Johnson’s interest in Sureflix, he received non-voting Class A Preference Shares of Entruphema Inc. convertible into 130,000 shares of the Company’s common stock and is entitled to receive up to 70,000 additional shares of the Company’s common stock if the combined EBITDA of the digital media operations of the Company and Sureflix meet specified targets. Subsequent to year end the remaining shares were issued to Mr. Johnson in accordance with the Sureflix acquisition agreement, see Note 3.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2000 the Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares. Such purchases may be made from time to time in the open market for an indefinite period of time. As of December 31, 2012 no shares had been repurchased.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2011	2012
Numerator continuing operations: (EUR in thousands)
Net income (loss) from continuing operations	(29,861)	(2,308)

Numerator net income (loss): (EUR in thousands)
Net income (loss)	(29,324)	(2,308)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	21,225,387	23,233,698

Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	n/a	n/a

Denominator for diluted earnings per share – weighted average shares and assumed conversions	n/a	n/a

Earnings (loss) per share from continuing operations, in EUR
Basic	(1.40)	(0.10)

Diluted	(1.40)	(0.10)

Earnings (loss) per share, in EUR
Basic	(1.38)	(0.10)

Diluted	(1.38)	(0.10)

16.	Commitments and contingent liabilities

The Company leases certain property and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rental payments under these leases are charged to operations on a straight-line basis with any differential recognized as deferred rent on the balance sheet. The rental payments under these leases are charged to operations as incurred. Rental expense for the years ended December 31, 2011 and 2012 amounted to EUR 487 thousand and EUR 335 thousand, respectively.

Future minimum payments under non-cancelable leases as of December 31, 2012 are as follows:

Year	EUR (in thousands)
2013	155
2014	156
2015	39
2016	—
2017	—

350

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Operations by geographical area

The Company operates in one business segment, which is the acquisition, refinement and distribution of video and photo rights for adult feature magazines and movies through distribution channels including hard copy, broadcast, Internet Protocol Television, the Internet, and mobile phones.

Information concerning net sales originating from the Company’s different geographic locations is summarized as follows:

	Years ended December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Net Sales
USA	313	472
Sweden	6,170	5,168
Spain	4,935	3,591
Cyprus	2,708	2,905
Canada	193	95
Gibraltar	92	120
Eliminations	(6,482)	(5,659)

Total	7,929	6,692

Eliminations principally relate to inter-group revenue arising from trademark, license and distribution agreements between the Company’s subsidiaries.

Information on the Company’s long-lived assets held in different geographic locations is summarized as follows:

	December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Long-lived assets
USA	488	24
Cyprus	4,382	2,667
Sweden	2,160	1,364
Spain	225	206
Canada	34	6

Total	7,289	4,267

For each of the years ended 2011 and 2012, no customer accounted for more than 10% of consolidated revenues.

The following table illustrates the Company’s net sales by product group for the periods indicated.

	Years ended December 31,
	2011	2012
	EUR	EUR
	(in thousands)
Net sales by product group
Broadcasting	2,845	2.599
Internet	2,061	1,878
DVDs and Magazines	1,956	1,341
Wireless	1,067	874

Total	7,929	6,692

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Stock-based compensation

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

Under the 1999 Plan, the purchase price (exercise price) of option shares had to be at least equal to the fair market value of such shares on the date the stock option was granted. The stock option was exercisable for a period of ten years from the date of grant or such shorter period as was determined by the Company. Each stock option under the plan provided that it was exercisable in full or in cumulative or non-cumulative installments and each stock option was exercisable from the date of grant or any later date specified in the option. Unless otherwise provided by the Company, an optionee could not exercise a stock option unless from the date of grant to the date of exercise the optionee remained continuously in the Company’s employ. There were no Awards for shares still outstanding under the 1999 Plan as at December 31, 2012.

The 2009 EIP

The 2009 EIP is shareholder approved and came into effect on December 16, 2009. It allows the Company to grant incentive stock options, non-statutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards. The Company may issue up to 2,066,667 shares of its common stock pursuant to Awards granted. Shares pursuant to Awards that have expired or are forfeited will be returned to the 2009 EIP. At December 31, 2012, Awards for 2,065,667 shares were available for future grant under the 2009 EIP and Awards for 1,000 shares were outstanding.

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

Awards become exercisable on their respective vesting dates with vesting terms determined by management and approved by the Company’s compensation committee. There was no compensation cost charged against income for the twelve-month periods ended December 31, 2011 or 2012.

A summary of stock option activity for the year ended December 31, 2012 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2012	5,334	3.28
Granted	—	—
Exercised	—	—
Expired or forfeited	4,334	3.60

Outstanding December 31, 2012	1,000	1.89	0.83	—

Exercisable December 31, 2012	1,000	1.89	0.83	—

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2012.

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No grants were made during the years ended December 31, 2011 and 2012.

As of December 31, 2012, there was no unrecognized compensation cost related to nonvested options granted under the Plan. The total fair value of all options vested and outstanding at December 31, 2011 and 2012 was USD 1,000 and nil respectively.

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

There are no liabilities to be measured at fair value on a nonrecurring basis for the year ended December 31, 2012.

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2011:

	For the year ended December 31, 2011
	Level 1	Level 2	Level 3	Fair Value	Gains (Losses)
	EUR	EUR	EUR	EUR	EUR
	(in thousands)
Goodwill (a)	—	—	9,204	—	(9,204)
Other intangible assets (b)	—	—	4,847	—	(4,847)
Long-lived assets (c)	—	—	1,577	488	(1,089)

Total	—	—	15,628	488	(15,140)

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce businesses and the Company’s video distribution company in the Benelux countries, see Notes 3 and 8.
(b)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce businesses in North America and its broadcast asset. See Notes 3 and 8 for additional discussion.
(c)	Measurement relates to impairment reviews performed with respect to the Company’s eCommerce businesses in North America. See Note 3 for additional discussion.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

During the year, the Company issued shares to the Game Link and Sureflix sellers, see Note 9. As a result of the issuance of these shares, the value of the contingent consideration did not require judgment as at December 31, 2011. There are no liabilities to be measured at fair value on a recurring basis for the year ended December 31, 2012.

20.	Selected quarterly financial data (unaudited)

Selected quarterly financial data for the years ended December 31, 2012 and 2011 is summarized as follows:

	For the year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	1,702	1,755	1,547	1,688	6,692
Gross profit	414	406	182	751	1,753
Net income (loss)	(921)	58	(1055)	(390)	(2,308)

Net income (loss) per share:
Basic	(0.05)	0.00	(0.04)	(0.01)	(0.10)

Diluted	(0.05)	0.00	(0.06)	(0.01)	(0.10)

Weighted average shares outstanding:
Basic	21,805,825	22,511,404	24,259,869	24,357,695	23,233,698

Diluted	n/a	n/a	n/a	n/a	n/a

	For the year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	EUR	EUR	EUR	EUR	EUR
	(in thousands, except per share data)
Net sales	2,255	1,965	2,022	1,687	7,929
Gross profit	751	566	404	(441)	1,280
Net income (loss)	(1,014)	(1,108)	(1,268)	(25,934)	(29,324)

Net income (loss) per share:
Basic	(0.05)	(0.05)	(0.06)	(1.22)	(1.38)

Diluted	(0.05)	(0.05)	(0.06)	(1.22)	(1.38)

Weighted average shares outstanding:
Basic	20,815,825	20,815,825	20,975,852	21,225,387	21,225,387

Diluted	n/a	n/a	n/a	n/a	n/a

PRIVATE MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a.	The first, second and third quarters of 2011 have been restated to reflect the divestments of Game Link and Sureflix that occurred during the second quarter of 2012. During the fourth quarter of 2011 the assets and liabilities of Game Link and Sureflix were classified as discontinued operations (see Note 3).
b.	As a result of impairment reviews performed in 2011 goodwill related to the Company’s video distribution company in the Benelux countries was reduced by EUR 396 thousand. The relevant charges were recorded in impairment of goodwill and other intangible assets in the three month periods ending December 31, 2011.

SCHEDULE II

PRIVATE MEDIA GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions charged to
	Opening balance	Costs and expenses	Revenue (a)	Deductions (b)	Ending balance
	EUR	EUR	EUR	EUR	EUR
Description
Allowance deducted in the balance sheet from the asset to which it applies:

Year ended December 31, 2012:
Allowance for magazine returns	53	—	263	(234)	82

Allowance for doubtful accounts	684	54	—	(377)	361

Year ended December 31, 2011:
Allowance for magazine returns	87	—	228	(262)	53

Allowance for doubtful accounts	2,442	976	—	(2,734)	684

Notes:

(a)	Represents provisions for expected returns of magazines from national distribution networks which are charged to net revenues.
(b)	Represents settlements on returns provisions previously recorded, and write-offs less recoveries on doubtful accounts.