Form 10-Q
period 2013-03-31
PRIVATE MEDIA GROUP INC
filed 2013-06-28
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended. March 31, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at June 26, 2013
Common Stock, par value $.001	27,806,211

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31, (Unaudited)
	2012	2013	2013
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	174	224	287
Trade accounts receivable – net	1,965	1,780	2,278
Inventories (Note 2)	469	392	502
Deferred income tax asset	494	494	632
Prepaid expenses and other current assets	190	198	254

TOTAL CURRENT ASSETS	3,292	3,088	3,953

Library of photographs and videos	3,008	2,886	3,694
Property, plant and equipment	916	786	1,006
Other assets	343	318	407

Total assets	7,559	7,078	9,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	200	201	257
Current portion of long-term borrowings	322	286	366
Accounts payable trade	3,600	3,067	3,926
Income taxes payable	842	842	1,078
Deferred income taxes	131	131	168
Accrued other liabilities	613	533	682

TOTAL CURRENT LIABILITIES	5,708	5,060	6,477

Long-term borrowings	1,544	2,285	2,925

TOTAL LIABILITIES	7,252	7,345	9,402

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK
EUR 10.00 Series B 6% Convertible Redeemable Preferred Stock 1,300,000 shares authorized, 800,000 issued and outstanding at December 31, 2012 and March 31, 2013	8,000	8,000	10,240

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized 27,259,869 issued and outstanding at December 31, 2012 and March 31, 2013, respectively	873	873	1,117
Additional paid-in capital	31,158	31,158	39,882
Retained earnings	(34,403)	(34,782)	(44,521)
Accumulated other comprehensive income	(5,321)	(5,516)	(7,060)

TOTAL SHAREHOLDERS’ EQUITY	(7,693)	(8,267)	(10,582)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	7,559	7,078	9,060

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31, (unaudited)
	2012	2013	2013
	EUR	EUR	USD
	(in thousands)
Net sales	1,702	1,496	1,915
Cost of sales	1,288	1,073	1,373

Gross profit	414	423	542
Selling, general and administrative expenses	1,265	759	972

Operating income (loss)	(851)	(336)	(430)
Interest expense	68	41	52
Interest income	—	—	—

Income (loss) before income taxes	(919)	(377)	(482)
Income tax (benefit)	2	2	3

Net income (loss)	(921)	(379)	(485)

Other comprehensive income:
Foreign currency translation adjustments	333	(195)	(250)

Comprehensive income	(588)	(574)	(735)

Net income (loss) per share:
Basic	(0.04)	(0.02)	(0.03)

Diluted	(0.04)	(0.02)	(0.03)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, (unaudited)
	2012	2013	2013
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(921)	(379)	(485)
Adjustment to reconcile net income (loss) to net cash flows provided by operating activities:
Provisions for doubtful debts	20	4	5
Amortization of other intangible assets	24	12	15
Amortization of web pages	114	130	166
Amortization of photographs and video	761	463	593
Depreciation	96	58	74
Changes in operating assets and liabilities:
Trade accounts receivable	120	181	232
Inventories	80	77	99
Prepaid expenses and other current assets	(9)	(8)	(10)
Trade accounts payable	(231)	(533)	(682)
Accrued other liabilities	(58)	(80)	(102)

Net cash flow from operating activities	(4)	(75)	(95)
Cash flows from investing activities:
Investment in library of photographs and videos	(215)	(340)	(435)
Other capital expenditure	(87)	(59)	(76)
Investment in other assets	1	13	17

Net cash flow from investing activities	(301)	(386)	(494)
Cash flows from financing activities:
Short-term borrowings – additions	95	60	77
Short-term borrowings – repayments	(92)	(95)	(122)
Long-term borrowings – additions	—	800	1,024
Long-term borrowings – repayments	(95)	(59)	(76)

Net cash flow from financing activities	(92)	706	903
Foreign currency translation adjustments	333	(195)	(250)

Net increase (decrease) in cash and cash equivalents	(64)	50	64
Cash and cash equivalents at beginning of the period	179	174	223

Cash and cash equivalents at end of the period	115	224	287

Cash paid for interest	19	22	28

Cash paid for taxes	2	2	3

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity

	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2012	21,805,825	869	30,468	(32,095)	(5,513)	(6,271)
Shares issued to settle claims	5,454,044	4	690	–	–	694
Translation adjustment	–	–	–	–	192	192
Net loss	–	–	–	(2,308)	–	(2,308)

Balance at December 31, 2012	27,259,869	873	31,158	(34,403)	(5,321)	(7,693)
Translation adjustment	–	–	–	–	(195)	(195)
Net loss	–	–	–	(379)	–	(379)

Balance at March 31, 2013	27,259,869	873	31,158	(34,782)	(5,516)	(8,267)

See accompanying notes to consolidated statements.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

Private Media Group, Inc. (“the Company,” “we” or “our”) is a holding company with subsidiaries engaged in the acquisition, refinement and distribution of branded adult media in digital and physical formats. Our principal distribution channels include the Internet, television distribution platforms, wireless providers and physical retail.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of March 31, 2013 and for the three months then ended have been translated from the euro (“EUR”) into United States dollars (“USD”) at the rate of EUR 0.78 per USD 1.00, the interbank exchange rate on March 31, 2013. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

In each of the past three years the Company has experienced losses from operations. At March 31, 2013, the Company had cash and cash equivalents of EUR 224,000 and a working capital deficit of EUR 1,972,000. As a result of the Company’s operating losses and financial condition, there is substantial doubt as to its ability to continue as a going concern. The Company’s ability to continue as a going concern is based on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis and ultimately to attain profitable operations. The Company expects future growth, reductions in costs and expenses and a return to profitability provided it is successful in achieving the following objectives:

•	continuing to evolve its internet platforms, including its signature property and membership platform private.com;

•	the successful marketing of its affiliate programs for all of its properties to compete aggressively for, and attract, affiliate traffic;

•	continuing the rollout of its content on television distribution platforms including cable television, direct broadcast satellite and IPTV (Internet Protocol Television);

•	continued development of distribution channels to enable its library to be accessible on new distribution platforms including, for example, internet-enabled televisions;

•	consolidating, streamlining and restructuring its operations into an efficient business; and

•	outsourcing of non-cost-effective parts of its operations.

However, the uncertainty of the availability of these options raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business.

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

2.	Inventories

Inventories consist of the following:

	December 31,	March 31,
	2012	2013
	EUR	EUR
	(in thousands)
Magazines for sale and resale	53	44
DVDs	416	348

	469	392

3.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended March 31,
	2012	2013
Net income (loss)	(921)	(379)

Cumulative preferred dividends	—	(120)

Numerator: (EUR in thousands)
Net income (loss) available to common shareholders	(921)	(499)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	21,805,825	27,259,869

Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	21,805,825	27,259,869

Earnings (loss) per share (in EUR)
Basic	(0.04)	(0.02)

Diluted	(0.04)	(0.02)

4.	Stock-based compensation

The compensation cost for stock based compensation charged against income for each of the three-month periods ended March 31, 2012 and March 31, 2013 was nil.

The 2009 EIP

The 2009 EIP became effective on December 16, 2009. It allows the Company to grant incentive stock options, non-statutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards. The Company may issue up to 2,066,667 shares of its common stock pursuant to Awards granted. Shares pursuant to Awards that have expired or are forfeited will be returned to the 2009 EIP. At March 31, 2013, Awards for 2,065,667 shares were available for future grant under the 2009 EIP and Awards for 1,000 shares had been granted and were outstanding.

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

A summary of stock option activity for the three month period ended March 31, 2013 is a follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2013	1,000	1.89
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding March 31, 2013	1,000	1.89	0.6	—

Exercisable March 31, 2013	1,000	1.89	0.6	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, and d) dividend yield is zero based on the Company’s current dividend policy. During the three month periods ended March 31, 2012 and 2013 no grants were made.

As of March 31, 2013, there was no unrecognized compensation cost related to nonvested option granted under the 2009 EIP. The total fair value of all options vested and outstanding at March 31, 2012 and 2013 were negligible.

5.	Income Taxes

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 367,000 were accrued as of March 31, 2013 of which nil was recognized as interest expense during the three month period then ended.

[1]

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, unless the context indicates otherwise, all references herein to “Private Media,” “the Company,” “we,” “our” or “us” refer collectively to Private Media Group, Inc. and its subsidiaries.

You should read this section together with the consolidated financial statements and the notes and the other financial data in this Quarterly Report and in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The matters that we discuss in this section, with the exception of historical information, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include forward-looking statements both with respect to us, specifically, and the adult entertainment industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties relate to factors such as: (1) the timing of the introduction of new products and services and the extent of their acceptance in the market; (2) our expectations of growth in demand for our products and services; (3) our ability to successfully implement expansion and acquisition plans; (4) the impact of expansion on our revenue, cost basis and margins; (5) our ability to respond to changing technology and market conditions; (6) the effects of regulatory developments and legal proceedings with respect to our business; (7) the impact of exchange rate fluctuations; and (8) our ability to obtain additional financing. For a more complete list of factors that may cause results to differ materially from our expectations, please refer to the Risk Factors section of our Annual Report for 2012 filed on Form 10-K. We caution investors not to place significant reliance on the forward-looking statements contained in this Quarterly Report. These statements, like all statements in this Quarterly Report, speak only as of the date of this Quarterly Report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

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

We generate revenues primarily through:

•	subscriptions by end consumers to our internet websites, primarily private.com (e-commerce) and sales of our branded media to 3rd party on-line content aggregators;

•	sales of VOD content to television distribution platforms including cable television, direct broadcast satellite and IPTV (Internet Protocol Television) operators;

•	sales of content and revenue participations in the two Private branded adult entertainment PPV networks;

•	sales of DVDs and magazines;

•	sales of Private branded media to wireless providers (wireless); and

•	license fees and revenue share agreements for the use of our brand.

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

DVDs and magazines (physical products) are sold both to wholesalers, on firm sale basis, and via national newsstand distributors, with the right to return. Our physical products are generally produced in multiple languages and the principal market is in Europe. Revenues from the sale of physical products where distributors are not granted rights-of-return are recognized upon transfer of title, which generally occurs upon delivery. Revenues from the sale of physical products under consignment agreements with distributors are recognized based upon reported sales by the Company’s distributors. Revenues from the sale of physical products under agreements that grant distributors rights-of-return are recognized upon transfer of title, which generally occurs on delivery, net of an allowance for returned product. Distributors with the right to return are primarily national newsstand distributors. Most of our products are bi-monthly (six issues per year) and remain on sale at a newsstand for a period of several months. Normally, all unsolds are reported to us within a period of four to six months from delivery. There are normally two to four national newsstand distributors for all newspapers and periodicals operating in each country. The Company uses specific return percentages per title and distributor based on estimates and historical data. The percentages vary up to 80%. Percentages are reviewed on an on-going basis. In view of the high retail price, the margin and the physical quality of the magazines and the fact that the content has a very long “shelf-life” since it is not particularly linked to time, trends, fashion or current events, the Company historically has collected the returns from newsstands, repackaged them, and then made them available for sale again. The Company operates scheduled re-distribution of returned magazines, via national newsstand distributors, together with DVDs as magazine/DVD packs as a way of increasing DVD distribution. Since the national newsstand distributors have the right to return, the DVD packs are returned in order to be sold via an additional scheduled re-distribution. Magazine returns not re-distributed as per above are sold on a firm sale basis to wholesalers as back issues at a lower price than new issues. The Company has historically sold all returned copies at an average price higher than, or equal, to cost.

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

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net sales. Net sales for the three months ended March 31, 2013 (“the fiscal 2013 quarter”) decreased by EUR 206,000, or by 12%, compared to net sales for the three months ended March 31, 2012 (“the fiscal 2012 quarter”). This was a result of decreased sales from each of our four principal revenue sources (broadcast, mobile/wireless, DVD/magazines, and Internet/e-commerce). The decrease in net sales was attributable both trends in the adult entertainment industry and the amount of new video and print content that we released during the fiscal 2013 quarter and prior periods. We believe that revenues in the segment of the adult entertainment industry that we compete in have been decreasing due to the proliferation of free adult content that is now available the Internet. This free, or low cost, alternate source of content has reduced the demand for our paid products, which has reduced our Internet sales, broadcast, DVD and magazine sales. We believe that the continuous release of new, high quality print and video products may retain our traditional customers and attract new customers. However, because of the change in management in 2012, the large amount of liabilities our new management inherited in 2012, and our lack of funding, we did not produce and release enough new video products during 2012 and the fiscal 2013 quarter. We have recently completed a number of new products that we will be releasing in 2013, which new products are expected to generate additional revenues in the future. However, the longer term effects of the easy availability to our customers of free, or low cost, adult content over the Internet on our revenues and business are uncertain and cannot be predicted.

Cost of Sales. Our cost of sales consisted primarily of the cost of operating our Internet, broadcasting and wireless businesses, the cost of printing, processing and duplication, and the amortization of our library and websites. Cost of sales decreased by EUR 215,000 in the fiscal 2013 quarter due to the decrease in net sales and lower amortization costs of the library. Cost of sales as a percentage of net sales for the three months ended March 31, 2013 decreased (from 76% for the three months ended March 31, 2012 to 72% in the 2013 quarter), due to the decrease in amortization of our library and websites in the fiscal 2013 quarter. Amortization of our library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended March 31, 2013, our gross profit increased slightly by EUR 9,000 compared to our gross profit for the three months ended March 31, 2012. Gross profits increased despite the decrease in net sales because of the decrease in the cost of sales (and the increase in gross margins as described above).

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended March 31, 2013 decreased by EUR 506,000 compared to the fiscal 2012 quarter. The decrease was the result of continued emphasis by new management to control costs (including lower payroll costs), lower legal and other professional fees, and positive foreign exchange fluctuations (EUR 181,000) during the fiscal 2013 quarter. Legal and other professional fees decreased in the fiscal 2013 quarter compared to the 2012 fiscal quarter as a result of lower legal fees following new management’s settlement of legacy legal claims during 2012. As a percentage of net sales, selling, general and administrative expenses decreased from 74% of net sales in the fiscal 2012 quarter to 63%, after giving effect for the foreign exchange gain, in the fiscal 2012 quarter.

Operating profit/loss. We reported an operating loss of EUR 851,000 for the three months ended March 31, 2012 compared to an operating loss of EUR 336,000 for the three months ended March 31, 2013. Our operating loss for the three month period ended March 31, 2013 was less than the loss in the prior year’s period due to the slight increase in gross profits and the significant reduction in selling, general and administrative expenses.

Interest expense. Interest expense represented interest on the institutional line of credit and bank borrowings (including the Commerzbank promissory note held by Consipio Holding bv). Interest expense in the fiscal 2013 quarter decreased by EUR 27,000 compared to the fiscal 2012 quarter primarily because the Commerzbank promissory note was repaid on December 28, 2012. The decrease in interest was partially offset by interest accrued on the new EUR 800,000 loan we obtained in February 2013.

Net Income/loss. We reported a net loss of EUR 921,000 for the three months ended March 31, 2012, compared to a net loss of EUR 379,000 for the three months ended March 31, 2013. Our net loss decreased in the fiscal 2013 quarter despite lower net sales due to the improvement in gross margins and the significant reduction in selling, general and administrative expenses.

Liquidity and Capital Resources

We had a working capital deficit of EUR 2.0 million at March 31, 2013, compared to a working capital deficit of EUR 2.4 million as of December 31, 2012.

Operating Activities

For the fiscal 2013 quarter, the Company had negative cash flow of EUR 75,000 from its operating activities. Although the Company had a net loss of EUR 379,000 during this quarter, the net loss was partly attributable to non-cash expenses. The principal non-cash expenses consisted of amortization of photographs and videos (EUR 463,000), amortization of web pages (EUR 130,000), and depreciation (EUR 58,000). Excluding these non-cash expenses, the Company would have generated cash from its operations. We also generated additional cash by our increased efforts to collect accounts receivable, which resulted in our trade accounts receivable decreasing by EUR 181,000. However, these benefits were more than offset by the use of cash to pay down trade accounts payable (EUR 533,000), which trade payables were largely related to the settlement and payment of professional fees incurred by former management.

Investing Activities

The Company used EUR 386,000 of net cash in investing activities during the three months ended March 31, 2013. The investing activities were principally capital expenditures of EUR 59,000 and investment in library of photographs and videos of EUR 340,000. The Company has increased its content production activities in order to provide new content to its customers. As a result of these increased video production activities, cash used in investment activities is expected to increase in future periods.

Financing Activities

Net cash generated by financing activities for the three-month period ended March 31, 2013 was EUR 706,000, reflecting the placement of new debt net of repayments on borrowings. In February 2013, in order to settle some of the liabilities prior management accrued (including the foregoing legal fees), we borrowed a total of EUR 800,000 from three unaffiliated foreign lenders. The loans bear interest at a rate of 9.9% per annum and are due and payable on December 31, 2014.

Liquidity

In each of the past three years we have experienced losses from operations. At March 31, 2013, we had cash and cash equivalents of EUR 224,000 and a working capital deficit of EUR 1,972,000. As a result, there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

During the fiscal quarter ended March 31, 2012 we replaced most of our directors and replaced our prior senior executive officers. Since March 31, 2012, our new has implemented a number of steps to improve our cash flow, reduce our working capital deficit, and to increase our liquidity. These steps include the following:

•

As part of a larger settlement with Consipio Holding bv, in December 2012 we issued 800,000 shares of our newly created Series B Preferred Stock (at EUR 10.00 per share) to Consipio as payment in full for liabilities in excess of EUR 8,000,000. The liabilities that were repaid by means of this equity issuance included the entire outstanding balance of the Commerzbank promissory note, the legal fees and costs that the Nevada State Court ordered us to pay, the legal fees and costs we were required to pay Consipio because of the New York lawsuit, and amounts that we owed to third parties, which obligations were acquired by Consipio. The foregoing settlement both reduced the amount of our cash obligations and ended the litigation (which resulted in significant savings of future legal and other fees related to the litigation);

•

We settled $450,000 of attorneys’ fees and costs that the Nevada State Court ordered us to pay to Tisbury Services Inc. by issuing to Tisbury 3,000,000 unregistered shares of Common Stock, and a five-year, contingent warrant;

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

As a result of the foregoing actions, and based on our internal forecasts of cash expected to be generated from our current operations, as of the date of this report, we currently expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may raise additional funds to support more rapid growth, to repay more of the legacy liabilities accrued by prior management, or to respond to unanticipated capital requirements. No assurance can be given that we will be able to raise additional funding, or that such funding will be on terms favorable to our current shareholders.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

10.1	Loan Agreement, dated February 1, 2013, between Fraserside Holdings Limited and lenders.

10.2	Security Agreement between Fraserside Holdings Limited and lenders.

31.1	Certifications pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date: June 26, 2013	/s/ Charles Prast
Charles Prast, Chief Executive Officer and Interim Chief Financial Officer