Form 10-Q
period 2013-06-30
PRIVATE MEDIA GROUP INC
filed 2013-08-09
CIK 1068084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at August 08, 2013
Common Stock, par value $.001	27,778,894

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30, (Unaudited)
	2012	2013	2013
	EUR	EUR	USD
	(in thousands)
ASSETS
Cash and cash equivalents	174	117	154
Trade accounts receivable – net	1,965	1,676	2,212
Inventories (Note 2)	469	392	517
Deferred income tax asset	494	494	652
Prepaid expenses and other current assets	190	221	293

TOTAL CURRENT ASSETS	3,292	2,900	3,828
Library of photographs and videos	3,008	2,975	3,927
Property, plant and equipment	916	656	866
Other assets	343	307	405

TOTAL ASSETS	7,559	6,838	9,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	200	—	—
Current portion of long-term borrowings	322	292	385
Accounts payable trade	3,600	3,184	4,203
Dividends payable	—	120	158
Income taxes payable	842	842	1,111
Deferred income taxes	131	131	173
Accrued other liabilities	613	524	692

TOTAL CURRENT LIABILITIES	5,708	5,093	6,722
Long-term borrowings	1,544	2,602	3,435

TOTAL LIABILITIES	7,252	7,695	10,157
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK EUR 10.00 Series B 6% Convertible Redeemable Preferred Stock 1,300,000 shares authorized, 800,000 issued and outstanding at December 31, 2012 and June 30, 2013	8,000	8,000	10,560
SHAREHOLDERS’ EQUITY Common Stock, $.001 par value, 100,000,000 shares authorized 27,259,869 and 27,778,894 issued and outstanding at December 31, 2012 and June 30, 2013, respectively	873	873	1,152
Additional paid-in capital	31,158	31,275	41,283
Retained earnings	(34,403)	(35,695)	(47,117)
Accumulated other comprehensive income	(5,321)	(5,310)	(7,009)

TOTAL SHAREHOLDERS’ EQUITY	(7,693)	(8,857)	(11,691)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	7,559	6,838	9,026

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2012	2013	2012	2013	2013
	EUR	EUR	EUR	EUR	USD
	(in thousands)
Net sales	1,755	1,408	3,457	2,904	3,833
Cost of sales	1,349	841	2,637	1,914	2,526

Gross profit	406	567	820	990	1,307
Selling, general and administrative expenses	276	1,188	1,541	1,947	2,570

Operating income (loss)	130	(621)	(721)	(957)	(1,263)
Interest expense	72	49	140	90	119
Interest income	—	—	—	—	—

Income (loss) before income taxes	58	(670)	(861)	(1,047)	(1,382)
Income tax (benefit)	—	—	2	2	2

Net income (loss)	58	(670)	(863)	(1,049)	(1384)

Cumulative preferred dividends	—	(243)	—	(243)	(321)

Net income (loss) available to common shareholders	—	(913)	(863)	(1,292)	(1,705)

Other comprehensive income (loss):
Foreign currency translation adjustments	(876)	206	(543)	11	15

Comprehensive income (loss)	(818)	(412)	(1406)	(1,281)	(1,691)

Net income (loss) per share:
Basic	(0.00)	(0.03)	(0.04)	(0.05)	(0.06)

Diluted	(0.00)	(0.03)	(0.04)	(0.05)	(0.06)

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, (unaudited)
	2012	2013	2013
	EUR	EUR	USD
	(in thousands)
Cash flows from operating activities:
Net income (loss)	(863)	(1,049)	(1,384)
Adjustment to reconcile net income (loss) to net cash flows provided by operating activities:
Provisions for doubtful debts	10	21	28
Loss on disposal of property, plant and equipment	28	—	—
Amortization of other intangible assets	25	25	33
Amortization of web pages	233	266	351
Amortization of photographs and video	1,454	871	1,150
Depreciation	194	103	136
Changes in operating assets and liabilities:
Trade accounts receivable	256	268	354
Inventories	128	77	101
Prepaid expenses and other current assets	(66)	(31)	(41)
Trade accounts payable	(195)	(416)	(549)
Accrued other liabilities	(230)	(95)	(126)

Net cash flow from operating activities	974	40	53
Cash flows from investing activities:
Investment in library of photographs and videos	(295)	(837)	(1,105)
Other capital expenditure	(181)	(114)	(150)
Investment in other assets	(2)	15	19

Net cash flow from investing activities	(478)	(936)	(1,236)
Cash flows from financing activities:
Short-term borrowings – additions	327	260	343
Short-term borrowings – repayments	(115)	(162)	(214)
Long-term borrowings – additions	196	990	1,307
Long-term borrowings – repayments	(182)	(260)	(343)

Net cash flow from financing activities	226	828	1,093
Foreign currency translation adjustments	(543)	11	14

Net increase (decrease) in cash and cash equivalents	179	(57)	(76)
Cash and cash equivalents at beginning of the period	179	174	230

Cash and cash equivalents at end of the period	358	117	154

Cash paid for interest	37	56	74

Cash paid for taxes	2	2	2

See accompanying notes to consolidated statements

PRIVATE MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amounts
		EUR	EUR	EUR	EUR	EUR
Balance at January 1, 2012	21,805,825	869	30,468	(32,095)	(5,513)	(6,271)
Shares issued to settle claims	5,454,044	4	690	—	—	694
Translation adjustment	—	—	—	—	192	192
Net loss	—	—	—	(2,308)	—	(2,308)

Balance at December 31, 2012	27,259,869	873	31,158	(34,403)	(5,321)	(7,693)
Shares issued in lieu of dividends	519,025	—	117	—	—	117
Translation adjustment	—	—	—	—	11	11
Net loss	—	—	—	(1,049)	—	(1,049)
Preferred dividends	—	—	—	(243)	—	(243)

Balance at June 30. 2013	27,778,894	873	31,275	(35,695)	(5,310)	(8,857)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of June 30, 2013 and for the six months then ended have been translated from the euro (“EUR”) into United States dollars (“USD”) at the rate of EUR 0.76 per USD 1.00, the interbank exchange rate on June 30, 2013. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into US dollars at that or any other rate.

In each of the past three years the Company has experienced losses from operations. At June 30, 2013, the Company had cash and cash equivalents of EUR 117,000 and a working capital deficit of EUR 2,193,000. As a result of the Company’s operating losses and financial condition, there is substantial doubt as to its ability to continue as a going concern. The Company’s ability to continue as a going concern is based on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis and ultimately to attain profitable operations. The Company expects future growth, reductions in costs and expenses and a return to profitability provided it is successful in achieving the following objectives:

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

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

2.	Inventories

Inventories consist of the following:

	December 31,	June 30,
	2012	2013
	EUR	EUR
	(in thousands)
Magazines for sale and resale	53	44
DVDs	416	348

	469	392

3.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
	2012	2013	2012	2013
Net income (loss)	58	(670)	(863)	(1,049)

Cumulative preferred dividends	—	(243)	—	(243)

Numerator: (EUR in thousands)
Net income available to common shareholders	58	(913)	(863)	(1,292)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	22,511,404	27,613,490	22,511,404	27,613,490
Effect of dilutive securities:
Common stock warrants, convertible notes, options and other dilutive securities	—	—	—	—

Denominator for diluted earnings per share – weighted average shares and assumed conversions	—	—	—	—

Earnings (loss) per share, in EUR
Basic	(0.00)	(0.03)	(0.04)	(0.05)

Diluted	(0.00)	(0.03)	(0.04)	(0.05)

4.	Stock-based compensation

The compensation cost for stock based compensation charged against income for each of the six month periods ended June 30, 2012 and June 30, 2013 was nil.

The 2009 EIP

The Equity Incentive Plan (the “2009 EIP”) became effective on December 16, 2009. It allows the Company to grant incentive stock options, non-statutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards. The Company may issue up to 2,066,667 shares of its common stock pursuant to Awards granted. Shares pursuant to Awards that have expired or are forfeited will be returned to the 2009 EIP. At June 30, 2013, Awards for 2,065,667 shares were available for future grant under the 2009 EIP and Awards for 1,000 shares had been granted and were outstanding.

The Company may grant Awards under the 2009 EIP to employees, directors and consultants of the Company. No Awards may be granted after the 2009 EIP expires on December 15, 2019. The purchase price (exercise price) of option shares must be at least equal to the fair market value of such shares on the date the stock option is granted or

PRIVATE MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

such later date the Company may specify. Each Award may provide that it is exercisable in full or in installments, and each Award is exercisable from the date of grant or any later date specified in the Award. Awards must expire within a period of ten years from the date of grant or such shorter period as is determined by the Company.

A summary of stock option activity for the six month period ended June 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price in USD	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value[1] in Thousands of USD
Outstanding January 1, 2013	1,000	1.89
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding June 30, 2013	1,000	1.89	0.3	—

Exercisable June 30, 2013	1,000	1.89	0.3	—

Stock-based compensation cost for stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock-based compensation cost for option awards is measured on the date of grant using the Black-Scholes option pricing model. The following general assumptions are used: a) expected volatility is based on historical volatility of our stock, b) expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, c) risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, and d) dividend yield is zero based on the Company’s current dividend policy. During the six month periods ended June 30, 2012 and 2013 no grants were made.

As of June 30, 2013, there was no unrecognized compensation cost related to nonvested options granted under the 2009 EIP. The total fair value of all options vested and outstanding at June 30, 2012 and 2013 were negligible.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in interest and other expenses respectively. Interest and penalties amounting to EUR 367,000 were accrued as of June 30, 2013 of which nil was recognized as interest expense during the three month period then ended.

6.	Dividends on 6% Series B Convertible Redeemable Preferred Stock

On December 28, 2012, the Company created a new series of preferred stock, designated as the “6% Series B Convertible Redeemable Preferred Stock” (the “Series B Preferred Stock”). A total of 1,300,000 shares of Series B Preferred Stock have been authorized, of which 800,000 have been issued. Each share of Series B Preferred Stock has a stated issue price of EUR 10.00 per share.

Holders of the Series B Preferred Stock are entitled to receive dividends at an annual rate of 6% of the EUR 10.00 Series B Preferred Stock original issue price, which shall be cumulative, accrue daily and be payable quarterly in cash, in arrears. However, the holders of the Series B Preferred Stock may elect to receive shares of Common Stock in place of some or all of any quarterly dividend (the value of the shares is based on the 10-day trading price of the Common Stock).

On April 1, 2013 the Company declared a dividend for the period from December 28, 2012 up to an including March 31, 2013 on the Series B Preferred Stock in the aggregate amount of EUR 124,000. The holders of the Series B Preferred Stock elected to receive shares of Common Stock in place of the quarterly dividend based on the 10-day trading price of the Common Stock which was $0.29 per share. On April 29, 2013 the Company issued 519,025 Common Shares to the Holders of the Series B Preferred Stock in lieu of the cash dividend representing the amount of the dividend net of a 5% withholding tax.

On June 26, 2013 the Company declared a dividend for the quarter ended June 30, 2013 on the Series B Preferred Stock in the aggregate amount of EUR 120,000. The holders of the Series B Preferred Stock elected to receive shares of Common Stock in place of the quarterly dividend based on the 10-day trading price of the Common Stock which was $0.09 per share. The Company has agreed to issue 1,643,418 Common Shares to the Holders of the Series B Preferred Stock in lieu of the cash dividend representing the amount of the dividend net of a 5% withholding tax. However, these shares have not yet been formally issued.

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 30, 2013.

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

We generate revenues primarily through:

•	subscriptions by end consumers to our internet websites, primarily private.com (e-commerce) and sales of our branded media to third party on-line content aggregators;

•	sales of VOD content to television distribution platforms including cable television, direct broadcast satellite and IPTV (Internet Protocol Television) operators;

•	sales of content and revenue participations in the two Private branded adult entertainment PPV networks;

•	sales of DVDs and magazines;

•	sales of Private branded media to wireless providers (wireless); and

•	license fees and revenue share agreements for the use of our brand.

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

Subscriptions to the Company’s websites are paid for almost exclusively by credit card. The Company recognizes revenue from the sale of subscriptions to the Company’s websites when the service is rendered and collectability is reasonably assured, specifically, when the customer’s credit card is charged, which is, in most cases, simultaneous with delivery of the on-demand video. Revenues are deferred and recognized ratably over the subscription period. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions.

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

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Net sales. Net sales for the three months ended June 30, 2013 (“the fiscal 2013 quarter”) decreased by EUR 347,000, or by 20%, compared to net sales for the three months ended June 30, 2012 (“the fiscal 2012 quarter”). This was a result of decreased sales from each of our four principal revenue sources (broadcast, mobile/wireless, DVD/magazines, and Internet/e-commerce). The decrease in net sales was attributable to both trends in the adult entertainment industry and the amount of new video and print content that we released during the fiscal 2013 quarter and prior periods. We believe that revenues in the segment of the adult entertainment industry that we compete in have been decreasing due to the proliferation of free adult content that is now available the Internet. This free, or low cost, alternate source of content has reduced the demand for our paid products, which has reduced our Internet sales, broadcast, DVD and magazine sales. We believe that the continuous release of new, high quality print and video products may retain our traditional customers and attract new customers. However, because of the change in management in 2012, the large amount of liabilities our new management inherited in 2012, and our lack of funding, we did not produce and release enough new video products during 2012 and the first quarter of 2013. We have recently completed a number of new products that we will be releasing in 2013, which new products are expected to generate additional revenues in the future. However, the longer term effects of the easy availability to our customers of free, or low cost, adult content over the Internet on our revenues and business are uncertain and cannot be predicted.

Cost of Sales. Our cost of sales consisted primarily of the cost of operating our Internet, broadcasting and wireless businesses, the cost of printing, processing and duplication, and the amortization of our library and websites. Cost of sales decreased by EUR 508,000 in the fiscal 2013 quarter due to the decrease in net sales and lower amortization costs of the library. Cost of sales as a percentage of net sales for the three months ended June 30, 2013 decreased (from 77% for the three months ended June 30, 2012 to 60% in the 2013 quarter), due to the decrease in amortization of our library and websites in the fiscal 2013 quarter. Amortization of our library does not vary with sales since it reflects the amortization of our investments in content which has been available for sale for a period of three to five years.

Gross Profit. In the three months ended June 30, 2013, our gross profit increased by EUR 161,000 compared to our gross profit for the three months ended June 30, 2012. Gross profits increased despite the decrease in net sales because of the decrease in the cost of sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended June 30, 2013 increased by EUR 912,000 compared to the fiscal 2012 quarter. The increase was principally as a result of large foreign currency translation adjustments made during the June 30, 2012 fiscal quarter which lead to significantly lower selling, general and administrative expenses for the second quarter of 2012. Fluctuations in exchange rates between the euro and the dollar can affect the comparability of our results from one period to another. Income statement amounts are translated into euros using the average exchange rate for the period, while our balance sheet is translated at the period-end exchange rate. For the three months ended June 30, 2012, the period end U.S. dollar to euro exchange rate fluctuated significantly and was 5% lower than for the three months ended June 30, 2013. This arises from large foreign currency denominated liabilities that are revalued on a period end basis. These foreign exchange fluctuations during the second quarter of 2012 were substantially resolved by year end. Net of these foreign exchange fluctuations, selling, general and administrative expenses were in line with the expenses for prior quarters. Excluding the effect of the foreign exchange gain in the fiscal 2012 quarter, as a percentage of net sales, selling general and administrative expenses remained unchanged at 84%.

Operating profit/loss. We reported an operating loss of EUR 621,000 for the three months ended June 30, 2013 compared to an operating profit of EUR 130,000 for the three months ended June 30, 2012. As mentioned above, there were significant foreign exchange transactions during the second quarter of 2012 which lead to the profit during the 2012 fiscal quarter.

Interest expense. Interest expense represented interest on the institutional line of credit and bank borrowings (including the Commerzbank promissory note held by Consipio Holding bv). Interest expense in the fiscal 2013 quarter decreased by EUR 23,000 compared to the fiscal 2012 quarter primarily because the Commerzbank promissory note was repaid on December 28, 2012. The decrease in interest was partially offset by interest on the new EUR 800,000 loan we obtained in February 2013.

Net Income/loss. We reported a small net profit of EUR 58,000 for the three months ended June 30, 2012, compared to a net loss of EUR 670,000 for the three months ended June 30, 2013. Lower sales and higher selling, general and administrative costs contributed to the net loss in the fiscal 2013 quarter.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Net sales. Net sales for the six months ended June 30, 2013 (“the fiscal 2013 period”) decreased by EUR 553,000, or by 16%, compared to net sales for the six months ended June 30, 2012 (“the fiscal 2012 period”). This was a result of decreased sales from each of our four principal revenue sources (broadcast, mobile/wireless, DVD/magazines, and Internet/e-commerce). As described above, the decrease in net sales was attributable to both trends in the adult entertainment industry and the amount of new video and print content that we released during the fiscal 2013 period and prior periods.

Cost of Sales. Our cost of sales consisted primarily of the cost of operating our Internet, broadcasting and wireless businesses, the cost of printing, processing and duplication, and the amortization of our library and websites. Cost of sales decreased by EUR 723,000 in the fiscal 2013 period due to the decrease in net sales and lower amortization costs of the library. Cost of sales as a percentage of net sales for the six months ended June 30, 2013 decreased (from 76% for the six months ended June 30, 2012 to 66% in the 2013 period), due to the decrease in amortization of our library and websites in the fiscal 2013 period.

Gross Profit. In the six months ended June 30, 2013, our gross profit increased by EUR 170,000 compared to our gross profit for the six months ended June 30, 2012. Gross profits increased despite the decrease in net sales because of the decrease in the cost of sales.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the six months ended June 30, 2013 increased by EUR 406,000 compared to the fiscal 2012 period. The increase was principally as a result of large foreign currency translation adjustments made during the June 30, 2012 fiscal quarter which lead to significantly lower selling, general and administrative expenses for the second quarter of 2012 and therefore the six month period then ended.

Net of these foreign exchange fluctuations, selling, general and administrative expenses were in line with the expenses for prior quarters. As a percentage of net sales, selling, general and administrative expenses decreased from 74% to 67%, after giving effect for the foreign exchange gain in the fiscal 2012 period.

Operating profit/loss. We reported an operating loss of EUR 761,000 for the six months ended June 30, 2012 compared to an operating loss of EUR 957,000 for the six months ended June 30, 2013. This resulted from lower sales and higher cost of sales and higher selling, general and administrative expenses.

Interest expense. Interest expense represented interest on the institutional line of credit and bank borrowings (including the Commerzbank promissory note held by Consipio Holding bv). Interest expense in the fiscal 2013 period decreased by EUR 50,000 compared to the fiscal 2012 period primarily because the Commerzbank promissory note was repaid on December 28, 2012. The decrease in interest was partially offset by interest on the new EUR 800,000 loan we obtained in February 2013.

Net Income/loss. We reported a net loss of EUR 863,000 for the six months ended June 30, 2012, compared to a net loss of EUR 1,049,000 for the six months ended June 30, 2013. Lower sales and higher selling, general and administrative costs contributed to the increase in the net loss in the fiscal 2013 period.

Liquidity and Capital Resources

We had a working capital deficit of EUR 2.2 million at June, 2013, compared to a working capital deficit of EUR 2.4 million as of December 31, 2012.

Operating Activities

For the six months ended June 30, 2013, the Company had cash flow of EUR 40,000 from its operating activities. Although the Company had a net loss of EUR 1,049,000 during this period, the net loss was partly attributable to non-cash expenses. The principal non-cash expenses consisted of amortization of photographs and videos (EUR 871,000), amortization of web pages (EUR 266,000), and depreciation (EUR 103,000). We also generated additional cash by our increased efforts to collect accounts receivable, which resulted in our trade accounts receivable decreasing by EUR 268,000. However, these benefits were more than offset by the use of cash to pay down trade accounts payable (EUR 416,000), which trade payables were largely related to the settlement and payment of professional fees incurred by former management.

Investing Activities

The Company used EUR 936,000 of net cash in investing activities during the six months ended June 30, 2013. The investing activities were principally capital expenditures of EUR 114,000 and investment in library of photographs and videos of EUR 837,000. The Company has increased its content production activities in order to provide new content to its customers. As a result of these increased video production activities, cash used in investment activities is expected to increase in future periods.

Financing Activities

Net cash generated by financing activities for the six months ended June 30, 2013 was EUR 828,000, reflecting the placement of new debt net of repayments on borrowings. In February 2013, in order to settle some of the liabilities prior management accrued (including the foregoing legal fees), we borrowed a total of EUR 800,000 from three unaffiliated foreign lenders. The loans bear interest at a rate of 9.9% per annum and are due and payable on December 31, 2014. In June 2013 the Company borrowed an additional EUR 100,000 from one of the three unaffiliated foreign lenders under the same loan agreement.

Liquidity

In each of the past three years we have experienced losses from operations. At June 30, 2013, we had cash and cash equivalents of EUR 117,000 and a working capital deficit of EUR 2,193,000. As a result, there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

During the fiscal quarter ended March 31, 2012 we replaced most of our directors and replaced our prior senior executive officers. Since March 31, 2012, our new management has implemented a number of steps to improve our cash flow, reduce our working capital deficit, and to increase our liquidity. These steps include the following:

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

As a result of the foregoing actions, and based on our internal forecasts of cash expected to be generated from our current operations, as of the date of this report, we currently expect that our available cash resources and cash generated from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may raise additional funds to support future growth, to repay more of the legacy liabilities accrued by prior management, or to respond to unanticipated capital requirements. No assurance can be given that we will be able to raise additional funding, or that such funding will be on terms favorable to our current shareholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2013, Entertainment Without Limits, Inc. (the “Plaintiff”), a corporation incorporated under the laws of the Province of Ontario, Canada, filed a Statement of Claim in the Ontario Superior Court of Justice (Court File No. CU-13-483535) against Private Media Group Canada, Inc. and Private Media Group, Inc. (the “Defendants”). The Plaintiff alleged that the Defendants breached the implicit or explicit terms of a contract that was not reduced to writing or signed by any of the parties. The Plaintiff alleged that, based on the parties’ prior dealings, it had the exclusive right to distribute the Defendants’ products in Canada. Plaintiff further alleged that the Defendants breached this unwritten contract by granting a third party the right to distribute two of Defendants’ products per month in Canada. The Plaintiff seeks damages for breach of contract in the amount of CDN $2,500,000, punitive damages of CDN $500,000, interest, costs of the action and other remedies. The Defendants believe that the foregoing claims are wholly without merit and, accordingly, intend to vigorously defend these claims.

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

PRIVATE MEDIA GROUP, INC.
(Registrant)

Date August 8, 2013	/s/ Charles Prast
Charles Prast, Chief Executive Officer and Interim Chief Financial Officer